Form 10-Q
period 1996-06-30
PARK BANCORP INC
filed 1996-08-14
CIK 1013554

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                      or

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

                          Commission File Number 0-20867

                                 PARK BANCORP, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                                          36-4082530
- --------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification No.)

2740 WEST 55TH STREET, CHICAGO, ILLINOIS                               60632
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (312) 434-6040
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_|Yes |X| No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,701,441 shares of common stock, par value $.01 per share, were outstanding as of August 12, 1996.

                              PARK BANCORP, INC.
                                   FORM 10-Q
                                     INDEX

                                                                         PAGE
                                                                         ----

PART I         FINANCIAL INFORMATION                                        3

     Item 1    Consolidated Statements of Financial Condition
               June 30, 1996 and December 31, 1995                          3

               Consolidated Statements of Income
               Three Months and Six Months Ended
               June 30, 1996 and 1995                                       4

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1996 and 1995                      5

               Notes to Consolidated Financial Statements                   6

      Item 2   Management's  Discussion and Analysis of
               Financial Condition and Results of Operations                8


PART II        OTHER INFORMATION                                           12

               Item 1 Legal Proceedings                                    12

               Item 2 Changes in Securities                                12

               Item 3 Defaults Upon Senior Securities                      12

               Item 4 Submission of Matters to a Vote of Security Holders  12

               Item 5 Other Information                                    12

               Item 6 Reports on Form 8-K                                  12


SIGNATURES                                                                 13

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                                PARK BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                     1996            1995
                                                                                -------------   -------------
                                                                                         (UNAUDITED)
                       ASSETS
Cash and due from banks......................................................  $    550,336        $  1,022,730
Interest-bearing deposit accounts in other financial institutions............     1,140,396          11,767,256
                                                                               ------------        ------------
         Total cash and cash equivalents.....................................     1,690,732          12,789,986
Securities available-for-sale................................................    49,652,927          37,134,427
Securities held-to-maturity..................................................    34,713,947          42,493,838
Loans receivable, net .......................................................    62,801,173          60,538,247
Federal Home Loan Bank stock.................................................       756,000             675,700
Real estate held for development.............................................     1,466,158           1,624,809
Premises and equipment, net..................................................     2,450,469           2,088,311
Accrued interest receivable..................................................     1,331,687           1,189,922
Foreclosed real estate.......................................................        49,801              49,801
Other assets.................................................................       302,478             354,298
                                                                               ------------        ------------
TOTAL ASSETS.................................................................  $155,215,372        $158,939,339
                                                                               ============        ============

               LIABILITIES AND EQUITY
LIABILITIES:
   Deposits..................................................................  $132,660,086        $130,502,992
   Advances from borrowers for taxes and insurance...........................     1,245,522           1,117,384
   Federal Home Loan Bank advances...........................................     3,000,000           9,000,000
   Accrued interest payable..................................................       135,911             183,867
   Other liabilities.........................................................       515,760             601,798
                                                                                -----------         -----------
      Total liabilities......................................................   137,557,279         141,406,041
                                                                                -----------         -----------
EQUITY
   Preferred stock, $0.01 par value, 1,000,000 shares
     authorized and unissued.................................................            --                  --
   Common Stock, $.01 par value, 9,000,000 shares
     authorized; 0 shares issued and outstanding.............................            --                  --
   Additional paid-in capital................................................
   Retained earnings, substantially restricted...............................    17,951,264          17,456,619
   Unearned shares held by employee stock ownership plan.....................            --                  --
   Unrealized gain (loss) on securities available-for-sale, net of
     taxes...................................................................      (293,171)             76,679
                                                                                -----------         -----------
      Total equity...........................................................    17,658,093          17,533,298
                                                                                -----------         -----------
TOTAL LIABILITIES AND EQUITY.................................................  $155,215,372        $158,939,339
                                                                                ===========         ===========




                                        PARK BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                    ENDED                         ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------  ----------------------------
                                                               1996          1995           1996           1995
                                                          -------------  ------------  -------------  -------------

Interest income:
  Loans receivable...................................      $1,277,183     $1,281,384     $2,651,738     $2,502,449
  Securities.........................................       1,334,500      1,148,435      2,603,551      2,293,892
                                                           ----------     ----------     ----------     ----------
     Total...........................................       2,611,683      2,429,819      5,255,289      4,796,341
                                                           ----------     ----------     ----------     ----------
Interest expense:
  Deposits...........................................       1,556,373      1,382,949      3,108,512      2,615,584
  Federal Home Loan Bank advances....................           3,913          1,825          5,241         98,358
                                                           ----------     ----------     ----------     ----------
     Total...........................................       1,560,286      1,384,774      3,113,753      2,713,942
                                                           ----------     ----------     ----------     ----------

Net interest income .................................       1,051,397      1,045,045      2,141,536      2,082,399
Provision for loan losses............................              --         10,000             --         25,000
                                                           ----------     ----------     ----------     ----------

Net interest income after provision for
   loan losses.......................................       1,051,397      1,035,045      2,141,536      2,057,399
                                                           ----------     ----------      ---------     ----------

Noninterest income:
  Gain on sale of securities.........................              --             --             --         14,264
  Income on sale of real estate held for
    development......................................          17,804         56,286         42,754        311,186
  Service fee income.................................          49,620         27,649         87,384         56,886
  Other operating income.............................          12,620         11,416         26,733         21,123
                                                           ----------     ----------     ----------     ----------
     Total noninterest income........................          80,044         95,351        156,871        403,459
                                                           ----------     ----------     ----------     ----------
Noninterest expense:
  Compensation and benefits..........................         432,040        416,062        868,301        837,439
  Occupancy and equipment expense....................          99,810        117,533        225,842        234,508
  Federal deposit insurance premiums.................          83,500         78,000        166,172        158,471
  Data processing services...........................          34,778         27,116         67,597         57,333
  Advertising........................................           6,848         34,331         24,651         55,633
  Stationery, printing and supplies..................          31,657         25,046         42,703         42,718
  (Gain) loss on sale of foreclosed real estate......              --             --          3,572             --
  Other operating expense............................          71,850         72,123        144,929        138,180
                                                           ----------     ----------     ----------     ----------

     Total noninterest income........................         760,483        770,211      1,543,767      1,524,282
                                                           ----------     ----------     ----------     ----------

  Income before income taxes.........................         370,958        360,185        754,640        936,576
  Income tax expense.................................         129,785        106,158        259,995        306,631
                                                           ----------     ----------     ----------     ----------

     Net income.......................................     $  241,173     $  254,027     $  494,645     $  629,945
                                                           ==========     ==========     ==========     ==========



                       PARK BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                          --------------------------------------
                                                                                 1996               1995
                                                                          -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   494,645       $   629,945
Adjustments to reconcile net income to net cash
from operating activities:
     Net premium (discount) amortization                                          148,692           193,449
     (Gain) loss on sale of real estate                                           (42,754)         (311,186)
     Depreciation                                                                  84,000            66,000
     Provision for loan losses                                                         --            25,000
     Gain on sale of securities                                                        --           (14,264)
Increase (decrease) in other assets and accrued interest receivable               (89,945)           87,592
Increase (decrease) in other liabilities and accrued interest payable              99,894           315,303
                                                                              -----------        ----------
     Net cash from operating activities                                           694,532           991,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                               (2,262,926)       (1,876,790)
Proceeds from sales/calls/maturities/
   prepayment of available-for-sale securities                                 12,355,781        11,069,713
Proceeds from calls/maturities of held-to-maturity securities                  19,580,231         3,414,502
Purchase of available-for-sale securities                                     (25,432,051)       (4,990,000)
Purchase of held-to-maturity securities                                       (11,995,000)               --
(Purchase) redemption of FHLB stock                                               (80,300)          (10,200)
Net (increase) decrease in real estate held for development                       201,405         1,437,778
Expenditures for premises and equipment                                          (446,158)          (29,999)
                                                                              -----------        ----------
Net cash from (used in) investing activities                                   (8,079,018)        9,015,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                             2,157,094         4,383,506
Net decrease in T&I advances from borrowers                                       128,138            10,530
Net increase (decrease) in FHLB advances                                       (6,000,000)       (8,000,000)
                                                                              -----------        ----------
     Net cash from (used in) financing activities                              (3,714,768)       (3,605,964)
                                                                              -----------        ----------

Increase (decrease) in cash and cash equivalents                              (11,099,254)        6,400,879
Cash and cash equivalents at beginning of year                                 12,789,986         2,573,232
                                                                              -----------        ----------
Cash and cash equivalents at end of year                                      $ 1,690,732        $8,974,111
                                                                              ===========        ==========

                                PARK BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Park Federal Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of Park Federal Savings Bank included in the June 26, 1996 Subscription and Community Offering Prospectus.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.


NOTE 2 - ADOPTION OF PLAN OF CONVERSION

On March 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. The conversion completed on August 9, 1996 through the amendment of the Bank's charter and the sale of the holding company's common stock in an amount equal to the consolidated pro forma market value of the holding company and the Bank after giving effect to the conversion.

The Board of Directors of the Bank or the holding company intend to adopt an Employee Stock Ownership Plan and various stock option and incentive plans, subject to ratification by the stockholders of the holding company after conversion, if such stockholder approval is required by any regulatory body having jurisdiction to require such approval. In addition, the Board of Directors is authorized to enter into employment contracts with key employees.

At the time of conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final

                              PARK BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2 - ADOPTION OF PLAN OF CONVERSION (Continued)

prospectus. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Conversion costs have been deferred and deducted from the proceeds of the shares sold in the conversion.

NOTE 3 - RECAPITALIZATION OF SAIF

The deposits of savings associations, such as the Bank, are presently insured by the Savings Association Insurance Fund (SAIF), which, along with the Bank Insurance Fund (BIF), is one of the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC). It is not anticipated that the SAIF will be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. A recapitalization plan under consideration by the Treasury Department, the FDIC, the Office of Thrift Supervision (OTS) and the Congress provides for a special assessment of .85% to
 .90% to be imposed on all SAIF insured deposits. No assurance can be given, however, as to whether the recapitalization plan will be implemented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              PARK BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at December 31, 1995 to June 30, 1996 and the results of operations for the three months ended June 30, 1996 and the six months ended June 30, 1996, with the same periods in 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 1996 were $155.2 million compared to $158.9 million at December 31, 1995, a decrease of $3.7 million. The Bank increased the amount of net loans receivable by $2.3 million from $60.5 million at December 31, 1995 to $62.8 million at June 30, 1996 and decreased cash and cash equivalents by $11.1 million from $12.8 million at December 31, 1996 to $1.7 million at June 30, 1996. In addition, securities available-for-sale increased by $12.5 million to $49.7 million at June 30, 1996, while securities held-to-maturity decreased by $7.8 million during the same period.

Total liabilities at June 30, 1996 were $137.6 million compared to $141.4 million at December 31, 1995, a decrease of $3.8 million. Total deposits increased by $2.2 million from $130.5 million at December 31, 1995 to $132.7 million at June 30, 1996 due principally to an increase in certificate and savings accounts.

Equity at June 30, 1996 was $17.7 million compared to $17.5 million at December 31, 1996, an increase of $125,000, due to primarily to earnings of $495,000 for the six months ended June 30, 1996, offset by a $370,000 increase in the unrealized loss on securities available-for-sale.

RESULTS OF OPERATIONS

Net income decreased 5.1% from $254,000 for the quarter ended June 30, 1995 to $241,000 for the quarter ended June 30, 1996. The net income for the six month period was down 21.4% from $630,000 through June 30, 1995 to $495,000 through June 30, 1996.

Net interest income remained relatively stable for the three month period ended June 30, 1996 compared to the same period in 1995 and for the six month period ended June 30, 1996 compared to the same period in 1995.

The provision for loan losses decreased $10,000 for the three month period ended June 30, 1996 compared to the same period in 1995 and decreased $25,000 for the six month period ended June 30, 1996 compared to the same period in 1995. This decrease was based on management's assessment of risk factors, which affects the allowance for loan losses. As of June 30, 1996, the allowance for loan losses was approximately .79% of net loans receivable.

Non-interest income for the Bank decreased from $95,000 for the three month period ended June 30, 1995 to $80,000 for the same three month period in 1996. This decrease was the result primarily of a decline in income from the sale of real estate held for development as the Bank completed the Rose Hill project in 1995 and began its development activities in the Prairie Ridge project in 1996. Non-interest income decreased from $403,000 for the six month period ended June 30, 1995 to $157,000 for the six month period ended June 30, 1996, also due primarily to the decline in income from the sale of real estate held for development.

Non-interest expense decreased from $770,000 for the three month period ended June 30, 1995 to $760,000 for the three month period ended June 30, 1996. The Bank's non-interest expense remained relatively stable for the six month period ended June 30, 1995 compared to the six month period ended June 30, 1996.

The Bank's federal income tax expense increased from $106,000 for the three month period ended June 30, 1995 to $130,000 for the three month period ended June 30, 1996. The federal income tax expense for the six month period ended June 30, 1995 of $307,000 decreased to $260,000 for the six month period ended June 30, 1996. The changes in income tax for both periods was the result of changes in net income before federal income tax expense.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's general objective for liquidity is to be above 8%; however, the Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at June 30, 1996 was 48.8%.

At June 30, 1996, the Bank had $1.8 million in commitments to originate loans, including standby letters of credit of $936,000.

The Bank is positioned to invest a portion of the funds acquired from the proceeds of the conversion into lending opportunities as they become available. Initially, it is expected the Bank's liquidity will rise after the conversion until such lending opportunities occur. In the interim, the Bank will also invest a portion of these funds in high grade, minimal risk, short-term securities.

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1996:



                                  ACTUAL             REQUIRED            EXCESS
                                  ------             --------            ------
                            AMOUNT      %       AMOUNT      %      AMOUNT       %
                            ------      -       ------      -      ------       -
                                                  (IN THOUSANDS)
                                                  --------------

Capital requirements:
   Tangible..........      $16,485     10.7%    $2,313     1.5%    $14,172      9.2%
   Core leverage capital    16,485     10.7     4,625      3.0      11,860      7.7
   Risk-based capital       16,985     37.7     3,607      8.0      13,378     29.7


NEW ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), which was amended by SFAS No. 118. Under the provision of SFAS No. 114, as amended, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Bank adopted the provisions of SFAS No. 114 effective in 1995. The adoption of SFAS No. 114 did not have a material impact on the results of operations or financial condition of the Bank.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." SFAS No. 121 requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS No. 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. The adoption of SFAS No. 121 in 1996 did not have a material effect on the Bank's income or financial condition.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Adoption of this statement did not have a material impact on the Bank's earnings or financial condition. SFAS 122 will be superseded by SFAS No. 125 after December 31, 1996.

In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Bank to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Option 25. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Any effect that this statement will have on the Bank will be applicable upon the consummation of the Conversion.

In June 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after the transfer of financial assets, an entity recognizes the financial and servicing assets its controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS 125 also supercedes SFAS 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Bank.


LEGISLATIVE MATTERS

     Legislation  is  pending in  Congress  to  mitigate  the effect of the Bank
Insurance Fund ("BIF") Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF- member institutions, including the Bank, as of a specified date, currently March 31, 1995, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits. The legislation would also require that the BIF and SAIF be merged, provided that subsequent legislation is enacted requiring federal savings associations to become national banks or state chartered banks or thrifts, and that the Financing Insurance Company ("FICO") payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the specific terms of such legislation including the amount of any special assessment and when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses of the Company. The assessment of an 79 to 85 basis point fee to recapitalize the SAIF would result in a $956,000 to $1.0 million payment on an after-tax basis.

     Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management has not assessed the impact of this legislation on the operations of the Company.

     No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

                           PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                None

ITEM 2.  CHANGES IN SECURITIES.

                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None

ITEM 5.  OTHER INFORMATION.

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)   Exhibits -  Not applicable.

                      3.1   Certificate of Incorportion of Park Bancorp, Inc.*

                      3.2   Bylaws of Park Bancorp, Inc.*

                      27    Financial Data Schedule

                (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                ---------------------------

                * Incorporated  herein  by reference  into   this  document from
                  Exhibits to Form S-1, Registration Statement, filed May 2, 1996, as amended, Registation No. 333-4380.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PARK BANCORP, INC.



                                         /s/ David A. Remijas
                                         --------------------------------------
   Date:  August 14, 1996                David A. Remijas
                                         President and Chief Executive Officer




                                         /s/ Steven J. Pokrak
                                         -------------------------------------
   Date: August 14, 1996                 Steven J. Pokrak
                                         Treasurer and Chief Financial Officer