Form 10-Q
period 1996-09-30
PARK BANCORP INC
filed 1996-11-14
CIK 1013554

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                      or

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

                          Commission File Number 0-20867

                                 PARK BANCORP, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                                          36-4082530
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification No.)

2740 WEST 55TH STREET, CHICAGO, ILLINOIS                               60632
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (312) 434-6040
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes | | No
                                                  --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,701,441 shares of common stock, par value $.01 per share, were outstanding as of November 13, 1996.

                              PARK BANCORP, INC.
                                   FORM 10-Q
                                     INDEX

                                                                       PAGE
                                                                      ------

PART I         FINANCIAL INFORMATION

     Item 1    Consolidated Statements of Financial Condition
               September 30, 1996 and December 31, 1995                  3

               Consolidated Statements of Income
               Three Months and Nine Months Ended
               September 30, 1996 and 1995                               4

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995             5

               Notes to Consolidated Financial Statements                6

      Item 2   Management's  Discussion and Analysis of
               Financial Condition and Results of Operations             7


PART II        OTHER INFORMATION

               Item 1 Legal Proceedings                                 11

               Item 2 Changes in Securities                             11

               Item 3 Defaults Upon Senior Securities                   11

               Item 4 Submission of Matters to a Vote of
               Security Holders                                         11

               Item 5 Other Information                                 11

               Item 6 Reports on Form 8-K                               11


SIGNATURES                                                              12

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                                PARK BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (UNAUDITED)
                                         (IN THOUSANDS)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                     1996            1995
                                                                                -------------   -------------

                       ASSETS
Cash and due from banks......................................................  $        923        $      1,023
Interest-bearing deposit accounts in other financial institutions............        10,054              11,767
                                                                               ------------        ------------
         Total cash and cash equivalents.....................................        10,977              12,790
Securities available-for-sale................................................        49,456              37,134
Securities held-to-maturity (market value $43,849 and $42,294
  in 1996 and 1995, respectively)............................................        44,253              42,494
Loans receivable, net .......................................................        65,339              60,538
Federal Home Loan Bank stock.................................................           756                 676
Real estate held for development.............................................         2,036               1,625
Premises and equipment, net..................................................         2,409               2,088
Foreclosed real estate.......................................................            60                  50
Accrued interest receivable and other assets.................................         1,446               1,544
                                                                               ------------        ------------
TOTAL ASSETS.................................................................  $    176,732        $    158,939
                                                                               ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits..................................................................  $    128,062        $    130,503
   Advances from borrowers for taxes and insurance...........................           617               1,117
   Federal Home Loan Bank advances...........................................         4,000               9,000
   Accrued interest payable and other liabilities............................         2,509                 786
                                                                                -----------         -----------
      Total liabilities......................................................       135,188             141,406
                                                                                -----------         -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 1,000,000 shares
     authorized and unissued.................................................            --                  --
   Common Stock, $.01 par value, 9,000,000 shares
     authorized; 2,701,441 shares issued and outstanding.....................            27                  --
   Additional paid-in capital................................................        26,037                  --
   Retained earnings, substantially restricted...............................        17,963              17,456
   Unearned shares held by employee stock ownership plan.....................        (2,161)                 --
   Unrealized gain (loss) on securities available-for-sale, net of
     taxes...................................................................          (322)                 77
                                                                                -----------         -----------
      Total stockholders' equity.............................................        41,544              17,533
                                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................  $    176,732        $    158,939
                                                                                ===========         ===========




                                        PARK BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                                 (IN THOUSANDS)

                                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                    ENDED                         ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------  ----------------------------
                                                               1996          1995           1996           1995
                                                          -------------  ------------  -------------  -------------
Interest income:
  Loans receivable...................................      $    1,355     $    1,278     $    4,007     $    3,780
  Securities.........................................           1,615          1,155          4,218          3,449
                                                           ----------     ----------     ----------     ----------
     Total...........................................           2,970          2,433          8,225          7,229
                                                           ----------     ----------     ----------     ----------
Interest expense:
  Deposits...........................................           1,556          1,444          4,665          4,060
  Federal Home Loan Bank advances....................              23             --             28             98
                                                           ----------     ----------     ----------     ----------
     Total...........................................           1,579          1,444          4,693          4,158
                                                           ----------     ----------     ----------     ----------

Net interest income .................................           1,391            989          3,532          3,071
Provision for loan losses............................              --             --             --             25
                                                           ----------     ----------     ----------     ----------

Net interest income after provision for
   loan losses.......................................           1,391            989          3,532          3,046
                                                           ----------     ----------      ---------     ----------

Noninterest income:
  Gain on sale of securities.........................              --             --             --             14
  Income on sale of real estate held for
    development......................................              17             27             60            338
  Service fee income.................................              47             22            134             79
  Other operating income.............................              15             15             42             36
                                                           ----------     ----------     ----------     ----------
     Total noninterest income........................              79             64            236            467
                                                           ----------     ----------     ----------     ----------
Noninterest expense:
  Compensation and benefits..........................             377            491          1,245          1,328
  Occupancy and equipment expense....................             138            112            364            347
  Federal deposit insurance premiums.................             842             80          1,008            238
  Data processing services...........................              28             30             95             87
  Advertising........................................              22             48             47            104
  Stationery, printing and supplies..................              20             34             63             77
  Loss on sale of foreclosed real estate.............              --             --              3             --
  Other operating expense............................              35             42            180            180
                                                           ----------     ----------     ----------     ----------

     Total noninterest expense.......................           1,462            837          3,005          2,361
                                                           ----------     ----------     ----------     ----------

  Income before income taxes.........................               8            216            763          1,152
  Income tax expense (benefit).......................              (4)            74            256            380
                                                           ----------     ----------     ----------     ----------

     Net income.......................................     $       12     $      142     $      507     $      772
                                                           ==========     ==========     ==========     ==========



                              PARK BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          --------------------------------------
                                                                                 1996               1995
                                                                          -----------------    -----------------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................  $       507       $       772
Adjustments to reconcile net income to net cash
from operating activities:
     Net premium amortization...............................................           28                22
     Gain on sale of real estate............................................          (60)             (338)
     Depreciation...........................................................          126                99
     Provision for loan losses..............................................           --                25
     Gain on sale of securities.............................................           --               (14)
     (Increase) decrease in accrued interest receivable
       and other assets.....................................................           98               (99)
     Increase in accrued interest payable and other liabilities.............        1,401             1,535
                                                                              -----------        ----------
     Net cash from operating activities.....................................        2,100             2,002
                                                                              -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans.......................................................       (4,801)           (4,078)
Proceeds from sales/calls/maturities/
   prepayment of available-for-sale securities..............................       15,304             4,001
Proceeds from calls/maturities of held-to-maturity securities...............       22,198            15,912
Purchase of available-for-sale securities...................................      (27,703)           (9,790)
Purchase of held-to-maturity securities.....................................      (23,985)             (994)
Purchase of FHLB stock......................................................          (80)              (10)
Net increase in foreclosed real estate......................................          (10)               --
Net (increase) decrease in real estate held for development.................         (351)            1,430
Expenditures for premises and equipment.....................................         (447)              (79)
                                                                              -----------        ----------
Net cash from (used in) investing activities................................      (19,875)            6,392

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits.........................................       (2,441)            5,009
Net increase (decrease) in advances from borrowers
  for taxes and insurance...................................................         (500)              158
Net decrease in FHLB advances...............................................       (5,000)           (8,000)
Net proceeds from issuance of common stock..................................       23,903                --
                                                                              -----------        ----------
     Net cash from (used in) financing activities...........................       15,962            (2,833)
                                                                              -----------        ----------

Increase (decrease) in cash and cash equivalents............................       (1,813)            5,561
Cash and cash equivalents at beginning of period............................       12,790             2,573
                                                                              -----------        ----------
Cash and cash equivalents at end of period..................................  $    10,977        $    8,134
                                                                              ===========        ==========

                                PARK BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)



NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Company) and its wholly-owned subsidiary, Park Federal Savings Bank (Bank) and its subsidiaries, as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995, respectively. The consolidated financial statements for periods prior to September 30, 1996 include only the accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995, and the notes thereto.


NOTE 2 - Organization of the Holding Company and conversion to stock form of
         -------------------------------------------------------------------
         ownership
         ---------

Park Bancorp, Inc. was organized for the purposes of acquiring all of the capital stock of the Bank that was issued in the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank pursuant to a Plan of Conversion (Conversion). On August 9, 1996, the Company completed an initial public offering. The offering resulted in the sale of 2,701,441 shares of common stock which, after giving effect to offering expenses of $950,000 and 216,099 shares issued to the Bank's tax qualified Employee Stock Ownership Plan, resulted in net proceeds of $23.9 million. Pursuant to the Conversion, the Company acquired all of the outstanding shares of the Bank. The Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect of these would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3 - Earnings per share
         ------------------

The initial public offering was completed August 9, 1996. Accordingly, net income per share calculations for the three and nine month periods ended September 30, 1996 are not meaningful and are therefore not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              PARK BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at September 30, 1996 to its financial condition at December 31, 1995 and the results of operations for the three months ended September 30, 1996 and the nine months ended September 30, 1996, with the same periods in 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 1996 were $176.7 million compared to $158.9 million at December 31, 1995, an increase of $17.8 million. The increase in total assets is primarily attributable to the proceeds raised in the Company's initial public offering. The net proceeds were invested in securities which resulted in securities available-for-sale increasing by $12.4 million to $49.5 million at September 30, 1996, while securities held-to-maturity increased by $1.8 million during the same period. Due to increased loan demand, the Bank increased the amount of net loans receivable by $4.8 million from $60.5 million at December 31, 1995 to $65.3 million at September 30, 1996 and decreased cash and cash equivalents by $1.8 million from $12.8 million at December 31, 1995 to $11.0 million at September 30, 1996.

Total liabilities at September 30, 1996 were $135.2 million compared to $141.4 million at December 31, 1995, a decrease of $6.2 million.
Total deposits decreased by $2.4 million from $130.5 million at December 31, 1995 to $128.1 million at September 30, 1996 due principally to the purchase of common stock in the initial public offering by Bank depositors.

Stockholders' equity at September 30, 1996 was $41.5 million compared to $17.5 million at December 31, 1995, an increase of $24.0 million, due primarily to net proceeds of the initial public offering that was completed on August 9, 1996.

RESULTS OF OPERATIONS

Net income decreased 91.6% from $142,000 for the quarter ended September 30, 1995 to $12,000 for the quarter ended September 30, 1996. The net income for the nine month period decreased 34.3% from $772,000 through September 30, 1995 to $507,000 through September 30, 1996.

Net interest income increased 40.6% for the three month period ended September 30, 1996 compared to the same period in 1995 and increased 15.0% for the nine month period ended September 30, 1996 compared to the same period in 1995. Such increases are primarily attributable to an increase in loans and securities as the net proceeds from the initial public offering were converted to interest earning assets. This was offset by an increase in the overall average cost of funds to the Bank.

Non-interest income for the Bank increased from $64,000 for the three month period ended September 30, 1995 to $79,000 for the same three month period in 1996. This increase was due primarily to service fee income from fees on automatic teller machines. Non-interest income decreased from $467,000 for the nine month period ended September 30, 1995 to $236,000 for the nine month period ended September 30, 1996, due primarily to the decline in income from the sale of real estate held for development.

Non-interest expense increased from $837,000 for the three month period ended September 30, 1995 to $1.5 million for the three month period ended September 30, 1996 primarily as a result of the one-time special assessement paid by the Bank to recapitalize the SAIF as described below. Accordingly, the Bank's non-interest expense increased from $2.4 million for the nine month period ended September 30, 1995 to $3.0 million for the nine month period ended September
30, 1996.

The Bank's federal income tax expense decreased from $74,000 for the three month period ended September 30, 1995 to ($4,000) for the three month period ended September 30, 1996. The federal income tax expense for the nine month period ended September 30, 1995 of $380,000 decreased to $256,000 for the nine month period ended September 30, 1996. The changes in income tax for both periods was the result of changes in net income before federal income tax expense.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's general objective for liquidity is to be above 8%; however, the Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at September 30, 1996 was 55.7% as a result of the proceeds raised in the Conversion.

At September 30, 1996, the Bank had $1.3 million in commitments to originate loans, and standby letters of credit of $1.9 million.

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1996:



                                  ACTUAL             REQUIRED            EXCESS
                                  ------             --------            ------
                            AMOUNT      %       AMOUNT      %      AMOUNT       %
                            ------      -       ------      -      ------       -
                                                  (IN THOUSANDS)
                                                  --------------

Capital requirements:
   Tangible..........      $27,352     16.6%    $2,470     1.5%    $24,882      15.1%
   Core leverage capital    27,352     16.6      4,940     3.0      22,412      13.6
   Risk-based capital       27,852     59.8      3,724     8.0      24,128      51.8


NEW ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), which was amended by SFAS No. 118. Under the provision of SFAS No. 114, as amended, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company adopted the provisions of SFAS No. 114 effective in 1995. The adoption of SFAS No. 114 did not have a material impact on the results of operations or financial condition of the Company.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." SFAS No. 121 requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS No. 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. The adoption of SFAS No. 121 in 1996 did not have a material effect on the Company's income or financial condition.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Adoption of this statement did not have a material impact on the Company's earnings or financial condition. SFAS 122 will be superseded by SFAS No. 125 after December 31, 1996.

In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion 25. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Adoption of this statement is not expected to have a material effect on the Company's financial condition.

In June 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after the transfer of financial assets, an entity recognizes the financial and servicing assets its controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS 125 also supersedes SFAS 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Bank.

                              LEGISLATIVE MATTERS

Recent Developments

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Bank recorded a pre-tax charge of $753,000 as a result of the FDIC special assessment.

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

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

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)  Exhibits -  Not applicable.

                     3.1   Certificate of Incorportion of Park Bancorp, Inc.*

                     3.2   Bylaws of Park Bancorp, Inc.*

                     27    Financial Data Schedule (filed herewith)

                (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

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


                                         PARK BANCORP, INC.



                                         /s/ David A. Remijas
                                         --------------------------------------
   Date:  November 14, 1996              David A. Remijas
                                         President and Chief Executive Officer




                                         /s/ Steven J. Pokrak
                                         -------------------------------------
   Date: November 14, 1996               Steven J. Pokrak
                                         Treasurer and Chief Financial Officer