Form 10-K405
period 1996-12-31
PARK BANCORP INC
filed 1997-03-28
CIK 1013554

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            --------------------
                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Transition Period from        to
                         Commission File Number 0-20867
                               PARK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of incorporation)

                                   36-4082530
                      (I.R.S. Employer Identification No.)

                              2740 W. 55TH STREET
                               CHICAGO, ILLINOIS
                    (Address of principal executive offices)
                                     60632
                                   (Zip Code)

                                 (773) 434-6040

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                               COMMON STOCK, $.01
                              PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes     x        No
                          ---------      -----------

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / x /

    The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $36,636,469 as of March 14, 1997.

    As of March 14, 1997, the Registrant had outstanding 2,701,441 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy          Incorporated into Part III
Statement for the Registrant's Annual
Meeting of Stockholders to be held on
April 22, 1997.
================================================================================

                                     PART I


ITEM 1.  BUSINESS

Park Bancorp, Inc. (the "Company") is a bank holding company formed on August 9, 1996 to engage in the business of banking through its wholly-owned subsidiary, Park Federal Savings Bank (the "Bank"). The Bank is engaged in the business of retail banking, with operations conducted through its main office in Chicago and two branches located in Chicago and Westmont, Illinois.


                                    THE BANK
GENERAL

The Bank's principal business is to operate a community oriented savings bank. The Bank attracts retail deposits from the general public in the area surrounding its offices and invests those deposits, together with funds generated from operations, primarily in fixed-rate one-to-four-family residential mortgage loans, investment securities, and mortgage-backed securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank's revenues are derived principally from interest on its mortgage loans and interest and dividends on its investment and mortgage-backed securities. The Bank's primary sources of funds are deposits and principal and interest payments on loans and securities. The Bank also engages in real estate development activities through its subsidiary. The Bank's investment in real estate held for development totaled $2.9 million, or 1.6% of total assets at December 31, 1996. During 1996, the Bank substantially completed sales of its primary development project, Rose Hill Farm, and continued development of its latest project, Prairie Ridge. Sales efforts at Prairie Ridge are expected to commence in the spring of 1997. During the years ended December 31, 1996, 1995, and 1994, the Bank recorded income of $60,000, $523,000, and $1.1 million, respectively, related to real estate development.

MARKET AREA AND COMPETITION

The Bank is a community-oriented savings bank. The Bank's primary deposit gathering area is concentrated in the communities surrounding its offices, while its lending activities primarily include areas throughout Cook, DuPage, and Will counties.

The Bank's market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank's Chicago offices are located in diverse communities which have a high percentage of customers of various ethnic backgrounds. Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families. The Bank's Westmont office is located in suburban DuPage county which consists predominantly of middle to upper income families.

The Chicago banking market (Cook and DuPage counties) has experienced below average growth in population and households in the 1990s. The market area is characterized by lower unemployment levels than state or national averages and a median household income level above levels in Illinois and the United States. The period from 1990 to 1995 was characterized by 5.7% growth in the national population and 3.4% growth in the population of Illinois, while the population of the market area grew by 2.0%. The market area had a higher per capita income than either Illinois or the United States during the period from 1990 to 1995. During such period, the per capita income level in the market area was $20,362 compared to $17,047 for Illinois and $16,405 for the nation. The median household income level for the market area was $44,288 in 1995, compared to $35,865 and $33,610 in Illinois and the United States, respectively. Of the housing in the market area, 65.0% is owner-occupied, compared to 64.2% in Illinois. The median housing value in the market area in 1990 was $119,603, while the value in the state of Illinois was $80,873 and in the nation, $79,098.

Another key economic indicator is the rate of unemployment. Unemployment has declined by 25.8% in the market area since 1991, from 6.2% to 4.6%, compared to declines of 19.7% in Illinois and 13.4% in the United States to 5.7% and 3.8%, respectively. The source of the statistics disclosed in this and the preceding paragraph is the 1996 Sourcebook of Demographics, produced by CACI, Inc.

The Bank is one of many financial institutions in the market area which had total deposits of $123.8 billion at June 30, 1995, with Park Federal's market share at 0.10%. The Bank does not formally track real estate values or construction starts in its primary market area; however, the officers and directors of the Bank maintain relationships with area contractors and real estate agents which enable them to continually monitor the trends in housing construction and real estate sales in its primary market area. In addition, the Bank obtains information on real estate sales on a weekly basis through the publication of public records. Management is not aware of any material adverse trends in real estate values in its market area.

The Bank's primary market area is a highly competitive market for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings banks, mortgage banking companies, commercial banks, credit unions, and insurance companies. Its most direct competition for deposits has historically come from savings institutions and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1996, the Bank had total gross loans outstanding of $68.1 million, of which $53.7 million were one-to-four-family residential mortgage loans, or 78.9% of the Bank's total gross loans. The remainder of the portfolio consists of $8.2 million of multi-family mortgage loans, or 12.0% of total gross loans; $1.7 million of commercial real estate loans, or 2.5% of total gross loans; $3.3 million of construction and land loans, or 4.8% of total gross loans; and consumer loans of $1.2 million, or 1.8% of total gross loans. As a result of market opportunities, the Bank originated a greater amount of construction and land loans during the year ended December 31, 1994 as compared to one-to-four-family loans. During 1994, the Bank originated $9.1 million construction and land loans as compared to $7.0 million one-to-four-family loans. This was largely a result of the activity in the Rose Hill joint venture which was active during 1994 and began to wind down during 1995. The composition of the loan portfolio with regard to one-to-four-family and multi-family loans has been relatively consistent since 1993. At December 31, 1996, 88% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at December 31, 1996.

The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board, and legislative tax policies.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                                                AT DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                          1996                   1995                 1994
                                                                  --------------------  --------------------  --------------------
                                                                             PERCENT                PERCENT               PERCENT
                                                                   AMOUNT   OF TOTAL    AMOUNT     OF TOTAL   AMOUNT     OF TOTAL
                                                                  --------  ----------  -------    ---------  ---------  ---------
Real estate:
   Residential:
     One-to-four-family                                           $ 53,757    78.88%   $ 48,577    77.42%    $ 44,655     75.88%
     Multi-family                                                    8,168    11.99       6,163     9.82        5,907     10.04
   Commercial                                                        1,716     2.52       1,750     2.79        1,426      2.42
   Construction and land                                             3,283     4.82       5,133     8.18        6,038     10.26
Consumer                                                             1,224     1.79       1,119     1.78          825      1.40
                                                                  --------   ------    --------   ------     --------    ------

   Total loans, gross                                               68,148   100.00%     62,742   100.00%      58,851    100.00%
                                                                             ======               ======                 ======

Undisbursed loan funds                                              (1,043)              (1,148)               (1,493)
Unamortized discounts, net                                              (8)                 (23)                  (51)
Deferred loan origination fees                                        (418)                (460)                 (474)
Allowance for estimated loan losses                                   (500)                (573)                 (275)
                                                                  --------             --------              --------


   Loans receivable, net                                          $ 66,179             $ 60,538              $ 56,558
                                                                  ========             ========              ========

                                                                                                    AT DECEMBER 31,
                                                                                     -------------------------------------------
                                                                                           1993                      1992
                                                                                     ------------------   ----------------------
                                                                                                PERCENT                 PERCENT
                                                                                      AMOUNT   OF TOTAL    AMOUNT      OF TOTAL
                                                                                     --------  --------   ----------   ---------
Real estate:
   Residential:
     One-to-four-family                                                              $ 45,786    77.34%    $ 52,968       74.82%
     Multi-family                                                                       7,483    12.64       12,109       17.11
   Commercial                                                                             774     1.31          909        1.28
   Construction and land                                                                4,213     7.12        3,599        5.08
Consumer                                                                                  942     1.59        1,205        1.71
                                                                                     --------   ------     --------      ------

   Total loans, gross                                                                  59,198   100.00%      70,790      100.00%
                                                                                                ======                   ======


Undisbursed loan funds                                                                 (1,633)               (1,711)
Unamortized discounts, net                                                                (86)                 (166)
Deferred loan origination fees                                                           (533)                 (754)
Allowance for estimated loan losses                                                      (250)                 (175)
                                                                                     --------              --------


   Loans receivable, net                                                             $ 56,696              $ 67,984
                                                                                     ========              ========

Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1996. There were no loans held for sale at December 31, 1996. The table does not include principal prepayments.

                                                                             AT DECEMBER 31, 1996
                                              ----------------------------------------------------------------------------------
                                                ONE-TO-                                                               TOTAL
                                                  FOUR       MULTI-                   CONSTRUCTION                    LOANS
                                                 FAMILY      FAMILY      COMMERCIAL      AND LAND      CONSUMER     RECEIVABLE
                                              ------------ ----------- -------------- --------------------------- --------------
Amounts due
  One year or less                            $  151       $   --       $  --          $ 2,312       $     98       $   2,561

  After one year
    More than one year to
     three years                                 228           --          --              520            140             888
    More than three years
     to five years                             2,028          157          51               --            476           2,712
    More than five years to
     10 years                                  8,882          797         266               --            154          10,099
    More than 10 years to
     20 years                                  11,283       3,891         622               33             --          15,829
    More than 20 years                         31,185       3,323         818              377            356          36,059
                                              -------     -------     -------          -------       --------       ---------

     Total due after
      December 31, 1997                        53,606       8,168       1,757              930          1,126          65,587
                                              -------     -------     -------        ---------       --------       ---------

       Gross loans
         receivable                           $ 53,757    $ 8,168    $  1,757       $    3,242       $  1,224       $  68,148
                                              ========    =======    ========       ==========       ========       =========


The following table sets forth at December 31, 1996 the dollar amount of total gross loans receivable contractually due after December 31, 1997 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                               DUE AFTER DECEMBER 31, 1997
                                                                    --------------------------------------------------
                                                                         FIXED          ADJUSTABLE         TOTAL
                                                                    ---------------- ---------------- ----------------
                                                                                      (in thousands)
                          Real estate loans
                              Residential
                                  One-to-four-family                $  45,716       $   7,890        $   53,606
                                  Multi-family                          8,168              --             8,168
                              Commercial                                1,719              38             1,757
                              Construction and land                       930              --               930
                          Consumer                                      1,126              --             1,126
                                                                    ---------       ---------        ----------

                                  Total gross loans receivable      $  57,659       $   7,928        $   65,587
                                                                    =========       =========        ==========


Origination and Purchase of Loans. The Bank's mortgage lending activities are conducted through its home office and two branch offices. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, the substantial majority of the Bank's loan originations have been fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Bank's primary market area and aggressive pricing by competitors offering such loans. While the bank retains for its portfolio all of the mortgage loans that it originates, the Bank may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Bank. At December 31, 1996, there were no loans categorized as held for sale. In addition, the Bank also emphasizes the origination of construction loans. From time to time, the Bank has purchased loans or participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

The following tables set forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                 1996            1995              1994
                                               --------         --------         --------
                                                             (In thousands)
    Gross loans:
    Beginning balance                          $ 62,742         $ 58,851         $ 59,198
      Loans originated:
       One-to-four-family                        14,305           11,571            6,960
       Multi-family                               3,076            1,104            1,146
       Commercial                                   290            1,767            2,817
       Construction and land                      6,001            5,484            9,085
       Consumer                                     415              674              648
                                               --------         --------         --------
        Total loans originated                   24,087           20,600           20,656

    Loans purchased                                  26              182              --
                                               --------         --------         --------
      Total                                      24,113           20,782           20,656
    Principal prepayments                       (20,585)         (19,142)         (23,411)
    Transfer to REO                                (269)            --               --
    Change in undisbursed loan funds                105              345              140
    Change in allowance for estimated
     loan losses                                     73             (298)             (25)
                                               --------         --------         --------
       Ending balance, net                     $ 66,179         $ 60,538         $ 56,558
                                               ========         ========         ========


One-to-Four-Family Mortgage Lending. The Bank offers mortgage loans primarily secured by one-to-four-family residences located in the Bank's primary market area. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans, but also offers adjustable- rate mortgage ("ARM") loans. At
December 31, 1996, one-to-four-family mortgage loans totaled $53.7 million, or 78.9% of total gross loans at such date. Of the Bank's mortgage loans secured by one-to-four-family residences, $45.9 million, or 85.3%, were fixed-rate loans.

The Bank's policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. The Bank's one-to-four-family residential mortgage loans do not provide for negative amortization. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sales clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank exercises its rights under these clauses. The residential mortgage loans originated by the Bank are generally for maturity terms of up to 30 years. The maximum one-to-four-family loan amount is $350,000, unless otherwise approved by the Board of Directors.

The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and the availability of funds. In recent years, demand for ARM loans in the Bank's primary market area has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. In addition, management's strategy has been to emphasize fixed-rate loans. Consequently, in recent years, the Bank has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. The Bank's ARM loans are indexed to the one-year Treasury bill. The Bank currently offers ARM loans with interest rates with initial adjustment periods of one, three, five, and seven years. The ARM loans have a maximum rate adjustment of 2.0% at each adjustment period and a 6.0% maximum adjustment over the life of the loan with payment based on up to a 30-year loan term. These loans may pose a risk to the Bank because during a period of rising interest rates, the adjustment rate caps may result in interest rates lagging behind the Bank's funding costs. In addition, ARM loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. The ARM loans offered by the Bank do not provide for initial deep discount interest rates. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to constitute a significant portion of the Bank's loan portfolio.

Multi-Family Lending. The Bank originates multi-family mortgage loans generally secured by properties located in the Bank's primary market area. The amount of multi-family loans originated by the Bank depends upon market conditions.

In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a multi-family loan are appraised by an independent appraiser. Title and property insurance are required on all multi-family loans.

When evaluating a multi-family loan, the Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a satisfactory credit history. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements and the employment and credit history of the borrower as well as other related documentation.

Loans secured by multi-family residential properties generally involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

The Bank's multi-family loan portfolio at December 31, 1996 totaled $8.2 million, or 12.0% of total gross loans. The Bank's largest multi- family loan at December 31, 1996 had an outstanding balance of $1.7 million and was secured by a forty-eight unit building which is current as to the repayment of principal and interest.

Commercial Real Estate Lending. On a limited basis, the Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value of the property or the sales price. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history, and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1996 was $480,000 and was secured by commercial retail property. The loan was current and performing in accordance with its contractual terms at December 31, 1996. At December 31, 1996, the Bank's commercial real estate loan portfolio was $1.7 million, or 2.5% of total gross loans.

Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

Construction and Land Lending. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance real estate development and the construction of one-to-four- family residential properties. These loans are primarily fixed-rate loans with maturities of three years or less. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Bank's portfolio at December 31, 1996 had a balance of $472,000 and was secured by improved residential building sites. This loan is currently performing in accordance with its terms. At December 31, 1996, the Bank had $3.3 million of construction and land loans (excluding the Bank's joint venture loans related to real estate held for development) totaling 4.8% of the Bank's total gross loans. Although the amount may vary, typically the Bank finances construction loans to builders purchasing lots. These loans require a 25% down payment and typically are repaid in less than 120 days or a period not to exceed one year.

The joint venture loans are reflected under the caption "Real estate held for development" in the Company's Consolidated Statements of Financial Condition.

Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Consumer and Other Lending. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, and loans secured by deposits. At December 31, 1996, the Bank's consumer loan portfolio was $1.2 million, or 1.8% of total gross loans.

The Bank from time to time purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area.
At December 31, 1996, the Bank had $798,000 in purchased mortgage loans and loan participations serviced by others, totaling .3% of the total loan portfolio at that date, primarily secured by one-to-four-family residences.
The Bank may purchase loans to supplement reduced loan demand as needed. Loans purchased by the Bank generally must meet the same underwriting criteria as loans originated by the Bank.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Executive Committee, a management committee of the Bank. All real estate loans must be approved by the Executive Committee or the Board of Directors. Loans of $350,000 or more must have Board ratification prior to commitment. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of regulatory limits.

Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans sixty days or more past due. In addition, management reviews on an ongoing basis all loans thirty or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 60 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at a sheriff's sale.

Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard", "Doubtful", or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention".

When an insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful", under current OTS policy, the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor, and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. Real Estate Owned ("REO") is classified as "Substandard". At December 31, 1996, the Bank had $234,000 of assets classified as "Special Mention", $60,000 of assets classified as "Substandard", and no assets classified as "Doubtful" or "Loss".

Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings, and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $13,000, $83,000, $33,000, $16,000, and $24,000, none of which was recognized.

                                                                                       AT DECEMBER 31,
                                                              -----------------------------------------------------------------
                                                                  1996         1995         1994          1993         1992
                                                              ------------  -----------  -----------  -----------  ------------
                                                                                   (Dollars in thousands)
 Nonaccrual loans:
   Residential real estate:
    One-to-four-family                                        $   93        $  416       $  603       $  303       $    --
    Multi-family                                                 190            71           67           --            --
   Commercial                                                     --           430           --           --            --
   Construction and land                                          --            --           --           --           189
   Consumer                                                       16            --           18           18            31
                                                              ------        ------       ------       ------       -------
    Total nonperforming loans                                    299           917          688          321           220
 REO                                                              60            50           50          157            --
                                                              ------        ------       ------       ------       -------

   Total nonperforming assets                                 $  359       $   967       $  738       $  478       $   220
                                                              ======        ======       ======       ======       =======

  Allowance for loan losses as a percent of
   gross loans receivable                                      0.73%         0.91%        0.47%        0.42%         0.25%

  Allowance for loan losses as a percent of
   total nonperforming loans (1)                              167.22         62.49        39.97        77.88         79.55

  Nonperforming loans as a percent of gross
   loans receivable (1)                                         0.44          1.46         1.17         0.54          0.31

  Nonperforming assets as a percent of
   total assets (1)                                             0.16          0.61         0.51         0.35          0.16



(1)  Nonperforming assets consist of nonperforming loans and REO.
     Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 1996, the Bank's allowance for loan losses was 0.73% of gross loans as compared to 0.91% as of December 31, 1995. The Bank had nonaccrual loans of $299,000 and $917,000 at December 31, 1996 and December 31, 1995, respectively. The increase in the 1995 provision for loan losses resulted largely from a $430,000 increase in commercial nonaccrual loans. As a result of this increased provision, the Bank's ratio of allowance for loan losses to total nonperforming loans was 62.49% at December 31, 1995 compared to an average of 65.13% for the three preceding years. The Bank will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for loan losses for the period set forth in the table.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                                  1996           1995          1994           1993         1992
                                                                 -------        ------        ------         ------        -----
 Balance at beginning of period                                  $   573        $  275        $  250         $  175        $  75
 Provision for loan losses                                           --            298            48            140          100
 Charge-offs:
   Real estate:
    One-to-four-family                                               --             --           (23)            --           --
    Multi-family                                                     (73)           --            --             --           --
   Construction and land                                             --             --            --            (65)          --
  Consumer                                                           --             --            --             --           --
                                                                 -------        ------        ------         ------        -----
    Total                                                            (73)           --           (23)           (65)          --
 Recoveries                                                          --             --            --             --           --
                                                                 -------        ------        ------         ------        -----

 Balance at end of period                                        $   500        $  573        $  275         $  250        $ 175

  Net charge-offs to average gross                                  0.12%           --          0.04%          0.11%          --
   loans outstanding

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                                                     AT DECEMBER 31, 1996
                                                                  ----------------------------------------------------------
                                                                            60-89 DAYS               90 DAYS OR MORE(1)
                                                                  ----------------------------- ----------------------------
                                                                                   PRINCIPAL                     PRINCIPAL
                                                                      NUMBER        BALANCE         NUMBER        BALANCE
                                                                     OF LOANS       OF LOANS       OF LOANS       OF LOANS
                                                                  -------------   ------------- -------------   ------------
                                                                                         (Dollars in thousands)
 One-to-four-family                                                     6           $ 344            2           $  93
 Multi-family                                                          --              --            2             190
 Commercial                                                             2             209           --              --
 Construction and land                                                 --              --           --              --
 Consumer                                                              --              --            2              16
                                                                     ----           -----         ----           -----

 Total                                                                  8           $ 553            6           $ 299
                                                                     ====           =====         ====           =====
  Delinquent loans to total
   gross loans                                                                       0.81%                        0.44%
                                                                                    =====                        =====


                                                                                     AT DECEMBER 31, 1995
                                                                  ----------------------------------------------------------
                                                                            60-89 DAYS               90 DAYS OR MORE(1)
                                                                  ----------------------------- ----------------------------
                                                                                   PRINCIPAL                     PRINCIPAL
                                                                      NUMBER        BALANCE         NUMBER        BALANCE
                                                                     OF LOANS       OF LOANS       OF LOANS       OF LOANS
                                                                  -------------   ------------- -------------   ------------
                                                                                         (Dollars in thousands)
 One-to-four-family                                                     3           $  391            5           $ 416
 Multi-family                                                          --               --            1              71
 Commercial                                                            --               --            2             430
 Construction and land                                                 --               --           --              --
 Consumer                                                               2                9           --              --
                                                                     ----           ------         ----           -----

 Total                                                                  5           $  400            8           $ 917
                                                                     ====           ======         ====           =====
  Delinquent loans to total
   gross loans                                                                        0.64%                        1.46%
                                                                                    ======                        =====


                                                                                  AT DECEMBER 31, 1994
                                                               ----------------------------------------------------------
                                                                         60-89 DAYS               90 DAYS OR MORE(1)
                                                               ----------------------------- ----------------------------
                                                                                PRINCIPAL                     PRINCIPAL
                                                                   NUMBER        BALANCE         NUMBER        BALANCE
                                                                  OF LOANS       OF LOANS       OF LOANS       OF LOANS
                                                               -------------- -------------- -------------- -------------
                                                                             (Dollars in thousands)
 One-to-four-family                                                4          $ 214                6            $ 603
 Multi-family                                                     --             --                1               67
 Commercial                                                       --             --               --               --
 Construction and land                                            --             --               --               --
 Consumer                                                         --             --                2               18
                                                               -----          -----              ---            -----

 Total                                                             4          $ 214                9            $ 688
                                                               =====          =====              ===            =====
  Delinquent loans to total
   gross loans                                                                 0.36%                             1.17%
                                                                              =====                             =====

                                                                                     AT DECEMBER 31, 1993
                                                                  ----------------------------------------------------------
                                                                           60-89 DAYS                90 DAYS OR MORE(1)
                                                                  ----------------------------  ----------------------------
                                                                                   PRINCIPAL                     PRINCIPAL
                                                                      NUMBER        BALANCE         NUMBER        BALANCE
                                                                     OF LOANS       OF LOANS       OF LOANS      OF LOANS
                                                                  -------------  -------------  -------------  -------------
                                                                         (Dollars in thousands)
 One-to-four-family                                                        6          $ 102              7          $ 303
 Multi-family                                                             --             --             --             --
 Commercial                                                               --             --             --             --
 Construction and land                                                    --             --             --             --
 Consumer                                                                  2             14              2             18
                                                                         ---          -----            ---          -----

 Total                                                                     8          $ 116              9          $ 321
                                                                         ===          =====            ===          =====
  Delinquent loans to total
   gross loans                                                                         0.20%                         0.54%
                                                                                      =====                         =====



(1)  Loans 90 days or more past due are included in nonaccrual loans.

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                                             At December 31,
                              ----------------------------------------------------------------------------------------------------
                                            1996                            1995                            1994
                              ---------------------------------   ------------------------------  --------------------------------
                                                       PERCENT                          PERCENT                          PERCENT
                                                         OF                               OF                               OF
                                                        GROSS                            GROSS                            GROSS
                                                        LOANS IN                        LOANS IN                         LOANS IN
                                                         EACH               PERCENT       EACH               PERCENT       EACH
                                          PERCENT OF   CATEGORY               OF        CATEGORY               OF         CATEGORY
                                           ALLOWANCE    TO TOTAL           ALLOWANCE    TO TOTAL             ALLOWANCE   TO TOTAL
                                           TO TOTAL      GROSS             TO TOTAL       GROSS              TO TOTAL      GROSS
                              AMOUNT      ALLOWANCE      LOANS    AMOUNT   ALLOWANCE      LOANS    AMOUNT    ALLOWANCE     LOANS
                              ------     -----------  ----------  ------  ----------   ---------  -------   ----------  ----------
Loans
-------
 One-to-four-family           $269          53.80%      78.88%     $245      42.76%       77.93%    $112       40.73%      75.88%
 Multi-family                   82          16.40       11.99       135      23.56         9.82       30       10.91       10.04
 Commercial                     35           7.00        2.52        35       6.11         2.79       15        5.45        2.42
 Construction and
 land                           65          13.00        4.82       103      17.98         8.18       61       22.18       10.26
 Consumer                        6           1.20        1.79        17       2.96         1.28       17        6.18        1.40
 Unallocated                    43           8.60          --        38       6.63           --       40       14.55          --
                               ---         ------      ------       ---     ------       ------      ---      ------      ------
Total allowance
  for loan
  losses                      $500         100.00%     100.00%     $573     100.00%      100.00%    $275      100.00%     100.00%
                               ===         ======      ======       ===     ======       ======      ===      ======      ======



                                                                                        At December 31,
                                                            ------------------------------------------------------------------
                                                                          1993                            1992
                                                            ----------------------------------  ------------------------------
                                                                                     PERCENT                          PERCENT
                                                                                       OF                               OF
                                                                                      GROSS                            GROSS
                                                                                      LOANS IN                        LOANS IN
                                                                                       EACH               PERCENT       EACH
                                                                        PERCENT OF   CATEGORY               OF        CATEGORY
                                                                         ALLOWANCE    TO TOTAL           ALLOWANCE    TO TOTAL
                                                                         TO TOTAL      GROSS             TO TOTAL       GROSS
                                                            AMOUNT      ALLOWANCE      LOANS    AMOUNT   ALLOWANCE      LOANS
                                                            ------     -----------  ----------  ------  ----------   ---------
Loans
-------
 One-to-four-family                                        $115         46.00%         77.34%     $53        30.29%     74.82%
 Multi-family                                                38         15.20          12.64       31        17.71      17.11
 Commercial                                                   8          3.20           1.31       10         5.71       1.28
 Construction and
 land                                                        43         17.20           7.12       36        20.57       5.08
 Consumer                                                    19          7.60           1.59       25        14.29       1.71
 Unallocated                                                 27         10.80            --        20        11.43        --
                                                            ---        ------         ------      ---       ------     ------
Total allowance
  for loan
  losses                                                   $250        100.00%        100.00%    $175       100.00%    100.00%
                                                            ===        ======         ======      ===       ======     ======


REAL ESTATE

At December 31, 1996, the Bank had $60,000 of REO. This consisted of a single-family lot, which was appraised at $60,000. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance. The Bank relies on appraisals or market valuations in the disposition of all REO. The Bank has also acquired land for real estate development and land for a possible future branch site.

INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be more than adequate to meet its normal daily activities.

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The Bank's policies generally limit investments to government and federal agency securities. The Bank's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Bank's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. At December 31, 1996, the Bank had securities in the aggregate amount of $97.7 million with a market value of $97.6 million.

At December 31, 1996, the Bank had $73.5 million in government agency securities. At December 31, 1996, all of the Bank's mortgage-backed securities were insured or guaranteed by either the FNMA or FHLMC. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The following table sets forth certain information regarding the carrying and fair values of the Bank's securities at the dates indicated:


                                                                           AT DECEMBER 31,
                                           --------------------------------------------------------------------------------
                                                      1996                       1995                       1994
                                           -------------------------- -------------------------- --------------------------
                                             CARRYING        FAIR       CARRYING        FAIR       CARRYING        FAIR
                                               VALUE        VALUE         VALUE        VALUE         VALUE        VALUE
                                           ------------ ------------- ------------ ------------- ------------ -------------
 Securities
  Available-for-sale
  U.S. Treasury bills and                  $  1,514       $   1,514     $  4,547      $  4,547     $   3,951     $   3,951
    notes
  U.S. government agency                     39,371          39,371       28,358        28,358        10,871        10,871
    notes
  FNMA                                        5,078           5,078        1,335         1,335           --             --
  FHLMC                                       4,146           4,146        2,894         2,894           --             --
  CMOs                                          --               --           --            --          136            136
                                           --------       ---------     --------      --------    ---------      ---------
    Total available-for-sale               $ 50,109       $  50,109     $ 37,134      $ 37,134    $  14,958      $  14,958
                                           ========       =========     ========      ========    =========      =========

 Held-to-maturity:
  U.S. Treasury bills and                  $     --       $      --     $     --      $     --    $   2,505      $   2,482
    notes
  U.S. government agency                     34,134          34,017       24,635        24,521       44,675         42,489
    notes
  FNMA                                        6,290           6,206        7,497         7,431        5,601          5,520
  FHLMC                                       7,416           7,330       10,274        10,249       13,115         12,682
  CMOs                                           --              --           88            92           --             --
                                           --------      ----------    ---------      --------    ---------      ---------

     Total held-to-maturity                $ 47,840      $   47,553    $  42,494      $ 42,293    $  65,896      $  63,173
                                           ========      ==========    =========      ========    =========      =========

The table below sets forth certain information regarding the carrying value, weighted average yields, and contractual maturities of the Bank's securities and mortgage-backed securities as of December 31, 1996.

                                                                                   AT DECEMBER 31, 1996
                                   ----------------------------------------------------------------------------------------------
                                                               MORE THAN ONE           MORE THAN FIVE            MORE THAN
                                      ONE YEAR OR LESS       YEAR TO FIVE YEARS      YEARS TO TEN YEARS          TEN YEARS
                                   ---------------------- ----------------------- ----------------------- -----------------------
                                                WEIGHTED                WEIGHTED               WEIGHTED                WEIGHTED
                                    CARRYING    AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE    CARRYING     AVERAGE
                                     VALUE       YIELD       VALUE       YIELD       VALUE       YIELD       VALUE       YIELD
                                   ---------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
 Securities
  Available-for-sale:
    U.S. Treasury bills and notes  $  1,514       7.53%     $   --          --%     $   --          --%      $    --          --%
    U.S. government agency notes      3,002       6.08        26,454      6.35        9,915       7.15            --          --
                                   --------     ------      --------    ------      -------     ------       -------      ------
     Total available-for-sale         4,516       6.57        26,454      6.35        9,915       7.15            --          --
  Held-to-maturity
  U.S. government agency notes        2,000       4.90        11,994      6.38       18,140       6.41         2,000        8.00
                                   --------     ------      --------    ------      --------    ------       -------      ------

     Total securities              $  6,516       6.06%     $ 38,448      6.36%     $28,055       6.67%      $ 2,000        8.00%
                                   ========     ======      ========    ======      ========    ======       =======      ======

 Mortgage-backed securities:
  Available-for-sale:
    FNMA                           $     95       9.75%     $  3,947      6.68%     $    --         --%      $ 1,036        6.75%
    FHLMC                                --         --         4,146      6.34           --         --            --          --
                                   --------     ------      --------    ------      -------     ------       -------     -------
     Total available-for-sale            95       9.75         8,093      6.51           --         --         1,036        6.75
  Held-to-maturity:
    FNMA                                 --         --            --        --           --         --         6,290        6.81
    FHLMC                                --         --            --        --           --         --         7,416        6.98
                                   --------     ------      --------    ------      -------     ------       -------     -------
     Total held-to-maturity              --         --            --        --           --         --        13,706        6.90
                                   --------     ------      --------    ------      -------     ------       -------     -------

      Total mortgage-backed
        securities                 $     95       9.75%     $  8,093      6.51%     $   --         --%       $14,742       6.89%
                                   ========     ======      ========    ======      =======     ======       =======     ======


                                          -----------------------


                                                    TOTAL
                                           ----------------------
                                                        WEIGHTED
                                            CARRYING     AVERAGE
                                              VALUE       YIELD
                                           ----------- ----------
 Securities
  Available-for-sale:
    U.S. Treasury bills and notes           $  1,514       7.53%
    U.S. government agency notes              39,371       6.53
                                            --------       ----
     Total available-for-sale                 40,885       6.57
  Held-to-maturity
  U.S. government agency notes                34,134       7.10
                                            --------       ----

     Total securities                       $ 75,019       6.81%
                                            ========       ====

 Mortgage-backed securities:
  Available-for-sale:
    FNMA                                    $  5,078       6.75%
    FHLMC                                      4,146       6.34
                                            --------       ----
     Total available-for-sale                  9,224       6.57
  Held-to-maturity:
    FNMA                                       6,290       6.81
    FHLMC                                      7,416       6.98
                                            --------       ----
     Total held-to-maturity                   13,706       6.90
                                            --------       ----

      Total mortgage-backed
        securities                          $ 22,930       6.77%
                                            ========       ====

SOURCES OF FUNDS

General. Deposits, loan repayments and prepayments, cash flows generated from operations and, to a significantly lesser extent, FHLB advances are the primary sources of the Bank's funds for use in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. At December 31, 1996, certificates of deposit constituted 65.7% of total average deposits. The term of the certificates of deposit offered by the Bank vary from six months to seven years and the offering rates are established by the Bank on a weekly basis. Once a certificate of deposit account is established, no additional amounts are permitted to be deposited in that account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit, and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 1996, the Bank had $62.3 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the areas in which its banking offices are located. As part of its marketing strategy and its attempt to increase its deposit base, the Bank has added two ATMs and has plans to install a third ATM. The Bank may also consider opening additional branches in its primary market area. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                  1996         1995          1994
                                                             ------------- ------------- ------------
                                                                          (in thousands)
         Net deposits (withdrawals)                          $(7,086)         $7,200        $(5,160)

         Interest credited on deposit accounts                 5,435           4,782          4,002
                                                             -------         -------        -------

         Total increase (decrease) in deposit accounts       $(1,651)        $11,982        $(1,158)
                                                             =======         =======        =======

At December 31, 1996, the Bank had approximately $8.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                               WEIGHTED
                                                                AVERAGE
                      MATURITY PERIOD              AMOUNT        RATE
            ----------------------------------    --------   -------------
                                                   (Dollars in thousands)
            Three months or less                   $2,340         5.74%
            Over three through six months           2,548         6.37

            Over six through 12 months                963         5.74
            Over 12 months                          2,562         6.15
                                                    -----

            Total                                  $8,413         6.06%
                                                   ======

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.

                                                                            YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------------------------
                                             1996                            1995                               1994
                                   ------------------------      ---------------------------        ----------------------------
                                                PERCENT OF                        PERCENT OF                          PERCENT OF
                                   AMOUNT        TOTAL            AMOUNT           TOTAL            AMOUNT              TOTAL
                                  --------      ----------       ---------        ----------        --------          ----------
Passbook accounts                 $ 33,875       26.29%          $ 34,798          26.66%          $ 39,087            32.98%

Money market savings accounts        4,041        3.14              4,014           3.08              3,913             3.30
NOW accounts                         5,672        4.40              5,630           4.31              5,358             4.52
Non-interest-bearing accounts        1,088        0.84              1,352           1.04                342             0.29
                                  --------      ------          ---------         ------           --------           ------
  Total                             44,676       34.67             45,794          35.09             48,700            41.09

Certificate accounts:
  3.00% to 3.99%                       --           --                --              --             13,983            11.80
  4.00% to 4.99%                     1,056        0.82              5,513           4.22             24,166            20.39
  5.00% to 5.99%                    56,516       43.86             42,123          32.28             21,279            17.95
  6.00% to 6.99%                    25,785       20.01             34,436          26.39              4,751             4.01
  7.00% to 7.99%                       354        0.28              1,270           0.97              1,866             1.57
  8.00% to 8.99%                       465        0.36              1,108           0.85              3,519             2.97
  9.00% and over                       --           --                259           0.20                257             0.22
                                  --------      ------          ---------         ------           --------           ------


    Total certificate accounts      84,176       65.33             84,709          64.91             69,821            58.91
                                  --------      ------          ---------         ------           --------           ------

Total deposits                    $128,852      100.00%         $ 130,503         100.00%          $118,521           100.00%
                                  ========      ======          =========         ======           ========           ======

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.


                                                    PERIOD TO MATURITY FROM DECEMBER 31,
                           ---------------------------------------------------------------------
                                                    TWO TO                                                      AT DECEMBER 31,
                           LESS THAN   ONE TO       THREE     THREE TO    FOUR TO     MORE THAN   ---------------------------------
                           ONE YEAR   TWO YEARS     YEARS    FOUR YEARS  FIVE YEARS   FIVE YEARS     1996        1995        1994
                           ---------  ---------    -------   ----------  ----------   ----------  ----------  ----------   --------
Certificate accounts:
  0% to 3.99%              $     --    $    --     $   --      $   --        $   --      $  --     $   --       $  --      $13,983
  4.00% to 4.99%              1,056         --         --          --            --         --       1,056       5,513      24,166
  5.00% to 5.99%             39,624     12,219      2,599         911         1,007        156      56,516      42,123      21,279
  6.00% to 6.99%             21,127        613      2,457         915           216        457      25,785      34,436       4,751
  7.00% to 7.99%                 33        321         --          --            --         --         354       1,270       1,866
  8.00% to 8.99%                465         --         --          --            --         --         465       1,108       3,519
  9.00% and over                 --         --         --          --            --         --          --         259         257
                            -------    -------     ------      ------        ------      -----     -------     -------     -------

    Total                   $62,305    $13,153     $5,056      $1,826        $1,223      $ 613     $84,176     $84,709     $69,821
                            =======    =======     ======      ======        ======      =====     =======     =======     =======

Borrowings. Periodically, the Bank has obtained advances from the Federal Home Loan Bank of Chicago ("FHLB") as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates in accordance with the policies of the OTS and the FHLB.

SUBSIDIARY ACTIVITIES

The Bank has two wholly-owned subsidiaries. GPS Development Corp. is an Illinois corporation which participates in residential real estate development projects. GPS Corporation is an Illinois corporation previously engaged in the sale of retail insurance products. In December 1994, the Bank sold the insurance policies to an unaffiliated insurance agency. Presently, the activities of GPS Corporation are limited to recordkeeping and receipt of certain fees relating to the sold policies.

GPS Development Corp. The Bank engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly-owned subsidiary, GPS Development Corp., which was incorporated in 1993. The Bank and its subsidiary have been engaged in this activity since 1985, and since that time have developed and sold over 440 lots in four different subdivisions in the western suburbs of Chicago. Currently, GPS Development Corp. acts as joint venture partner in its developments. For those joint ventures it is engaged in, GPS Development Corp. has historically provided essentially all of the capital for a joint venture in exchange for an ownership interest which entitles it to a percentage of the profit or loss generated by the venture. GPS Development Corp. only invests in real estate development projects which it believes it can monitor effectively. GPS Development Corp. has a percentage interest in the net profit of each joint venture, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return on such capital contribution.

At December 31, 1996, GPS Development Corp. was involved in two real estate development projects. The Rose Hill Venture, located in Naperville, Illinois, consisted of 259 single-family residential lots, 132 townhouse lots, and a commercial parcel. As of December 31, 1996, only two single-family lots remained for sale. In addition, the Bank expects to begin sales in 1997 of the Prairie Ridge Venture, located in Naperville, Illinois. This project consists of 88 single-family residential lots.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. GPS Development Corp. incurs substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project because it does not recoup such costs until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy in such area has been stable in recent years, there can be no assurance that such economy will continue to be favorable. For the years ended December 31, 1996, 1995, and 1994, gain on the sale of real estate held for development totaled $60,000, $523,000, and $1,114,000, respectively.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The statute of limitations has closed all years for both Federal and Illinois purposes through the 1992 tax year.

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997 provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amounts of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Company's Excess for tax purposes totaled approximately $3.3 million.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMTI.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

State of Illinois. The Company and the Bank file a combined Illinois income tax return. For Illinois income tax purposes, they are taxed at an effective rate equal to 7.18% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury and agency obligations). The exclusion of income on United States Treasury and agency obligations has the effect of reducing Illinois taxable income. The Company is also required to file an annual report with and pay an annual franchise tax to the state of Illinois.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the state of Delaware.


                                   REGULATION

GENERAL

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. The Company, as a savings and loan holding company, is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in the regulatory structure or the applicable statutes or regulations, or policies, whether by the OTS, the FDIC, or the Congress, could have a material impact on the Company, the Bank, and their operations. The following discussion is intended to be a summary of the material statutes and regulation applicable to savings institutions and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

FEDERAL SAVINGS INSTITUTION REGULATION

Business Activities. The activities of the Bank are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act, as amended ("FDI Act"), and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which institutions may engage. In particular, many types of lending authority for federal associations (e.g., commercial, nonresidential real property loans and consumer loans) are limited to a specified percentage of the institution's capital or assets.

Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. Such collateral is defined to include certain financial instruments and bullion but generally does not include real estate. At December 31, 1996, the Bank's limit on loans-to-one borrower was $6.4
million.   At December 31, 1996, the Bank's largest aggregate amount of loans-to-one borrower consisted of $1.7 million. The Bank is in compliance with all applicable limitations on loans-to-one borrower.

QTL Test. The HOLA requires savings institutions to meet a Qualified Thrift Lender (" QTL") test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" [total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill and credit card and purchased mortgage servicing rights; and (iii) the value of property used to conduct the institution's business] in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1996, the Bank maintained 69% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier I Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above.

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable deposit accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended December 31, 1996 was 53%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended December 31, 1996 totaled $45,000.

Branching. Subject to certain limitations, the HOLA and OTS regulations permit federally chartered savings institutions to branch nationwide. Generally, federal savings institutions may establish interstate networks and geographically diversify their loan portfolios and lines of business. The authority under the HOLA and OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.
The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA rating in its most recent examination.

In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects; affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). The OTS regulations prohibit a savings institution (a) from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC act and (b) from purchasing securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loan and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may occur under terms and conditions including credit standards that in good faith would be offered to or would apply to nonaffiliated companies.

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Section 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the institution's board of directors.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio, and an 8% risk-based capital standard. Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock, and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by a risk weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk weighting for certain mortgage derivative securities. Under the rule, institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance-sheet contracts) that would result from a hypothetical 2% increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. An institution whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. An institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk proposals recently issued by the other federal banking agencies.

At December 31, 1996, the Bank met each of its capital requirements.

PROMPT CORRECTIVE REGULATORY ACTION

Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, an institution that has a total risk- based capital of less than 8.0% or a leverage ratio or a Tier I capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a Total risk-based capital less than 6.0%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized", or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. When appropriate, the OTS can require corrective action by a savings association holding company under the prompt corrective action regulations. As of December 31, 1996, the Bank met the standards for "well capitalized."

INSURANCE OF DEPOSIT ACCOUNTS

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank's assessment rate for the years ended December 31, 1995 and 1994 was .23% of assessable deposits.

The FDI Act requires that each of the Bank Insurance Fund ("BIF") and the SAIF be recapitalized until its reserves are at least 1.25% of the deposits insured by that fund. After a fund reached the 1.25% reserve ratio, the assessment rates for that fund could be reduced. The FDIC has reported that the BIF reached the required reserve ratio during May 1995. As a result of the recapitalization of the BIF, the FDIC reduced BIF assessment rates. The FDIC reduced the BIF assessment rate for "well capitalized" institutions without any significant supervisory concerns to the statutory minimum of $2,000 annually beginning with the first half of 1996, and the rates for other BIF-insured institutions will range from zero to 0.27% of deposits.

In response to the SAIF/BIF assessment disparity, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law on September 30, 1996. The 1996 Act amended the FDI Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits paid a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits. The special assessment was based on the amount of the SAIF-assessment deposits held on March 31, 1995. The 1996 Act provides the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid.

In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996 to reduce the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of SAIF-insured savings associations, such as the Bank, the proposed assessment rates would range from .18% to .27% for the last quarter of 1996 and would range from 0% to .27% for the subsequent assessment periods.

In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits for both BIF and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits.

The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational, or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the BIF and by the SAIF after the collection of the special SAIF assessment, the Bank, as long as it maintains its regulatory status, will have to pay substantially lower regular SAIF and FICO assessments compared to those paid by the Bank in recent years.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1996 of $756,000. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1996, 1995, and 1994, dividends from the FHLB to the Bank amounted to $50,000, $45,000, and $43,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 12%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision, and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its noninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS: and from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider their financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. The Bank must give 30 days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company.

ITEM 2.  PROPERTIES

The Bank conducts its business through three banking offices. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In addition, the Bank currently holds two properties for future ATM sites and parking facilities with a net book value of $161,816 and a property for a possible future branch office with a net book value of $145,515.

The following table sets forth certain information regarding the Bank's three banking offices, all of which are owned by the Bank.

                                                                                     NET BOOK VALUE OF
                                                                         DATE           PROPERTY AT
                                                  LOCATION             ACQUIRED      DECEMBER 31, 1996
                                                  --------             --------      -----------------
                                       HOME OFFICE:
                                       2740 West 55th Street             1954            $  14,947
                                       Chicago, Illinois 60632

                                       BRANCH OFFICES:
                                       5400 South Pulaski Road           1985              926,016
                                       Chicago, Illinois  60632

                                       21 East Ogden Avenue              1975              663,054
                                       Westmont, Illinois  60559



ITEM 3.  LEGAL PROCEEDINGS

The Bank is not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1996.

                    EXECUTIVE OFFICERS OF PARK BANCORP, INC.


DAVID A. REMIJAS, age 45, has served as the President and Chief Executive Officer of the Bank since 1993. Mr. Remijas also serves as a Director and Chairman of the Board of the Bank. Mr. Remijas has been with the Bank for over 23 years and has held various positions during that time. Mr. Remijas is the brother of Richard J. Remijas, Jr.

RICHARD J. REMIJAS, JR., age 47, has served as Executive Vice President, Chief Operating Officer and Corporate Secretary, since 1993. Mr. Remijas has served as a Director of the Bank since 1977. Mr. Remijas was a principal in Merrion-Remijas, Realtors, Inc. from 1986 to 1995. Mr. Remijas is the brother of David A. Remijas.

STEVEN J. POKRAK, age 37, joined the Bank in 1985 as the Controller and has served as Treasurer and Chief Financial Officer since 1993. Prior to joining the Bank, Mr. Pokrak had four years of public accounting experience.

SANDRA L. REMIJAS, age 35, joined the Bank in 1986 as a loan processor. Mrs. Remijas has held various positions with the Bank and currently serves as Assistant Vice President-Lending. Mrs. Remijas is the wife of David A. Remijas.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED". The table below shows the reported high and low sales price of the common stock during the period indicated in 1996. The common stock began trading on August 12, 1996. Therefore, prices for the first and second quarters are not applicable.

                              First quarter              N/A          N/A
                              Second quarter             N/A          N/A
                              Third quarter              11 3/8       10
                              Fourth quarter             13 1/4       11 1/8


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Condition Data (In thousands)

 At December 31                            1996           1995       1994       1993       1992
 --------------                            --------     --------   --------   --------    --------
   Total assets                            $178,194     $158,939   $144,788   $136,422    $136,003
   Cash and cash equivalents                  6,213       12,790      2,573     13,252       8,278
   Securities available-for-sale (1)         50,109       37,134     14,958         --          --
   Securities held-to-maturity (1)           47,840       42,494     65,896     58,528      50,837
   Loans receivable, net (2)                 66,179       60,538     56,558     56,696      67,984
   Deposits                                 128,852      130,503    118,521    119,679     121,154
   FHLB advances                              5,000        9,000      8,000         --          --
   Stockholders' equity(3)                   42,457       17,533     16,413     14,770      13,034

Summary of Operations (In thousands)

 Year Ended December 31                             1996         1995          1994         1993          1992
 ----------------------                             ----         ----          ----         ----          ----
 Interest income
   Loans receivable                               $5,398       $5,090        $4,889       $6,177        $7,889
   Securities                                      5,767        4,665         3,972        3,077         3,177
   Interest-bearing deposits with other
    financial institutions                           170           --            --           --            --
                                                  ------         ----        ------       ------        ------
      Total interest income                       11,335        9,755         8,861        9,254        11,066

 Interest expense
   Deposits                                        6,202        5,604         4,531        4,890         6,356
   Federal Home Loan Bank advances and
    other borrowings                                 118          102           112           --            --
                                                  ------         ----        ------       ------        ------
      Total interest expense                       6,320        5,706         4,643        4,890         6,356

 Net interest income                               5,015        4,049         4,218        4,364         4,710

 Provision for loan losses                            --          298            48          140           100
                                                  ------         ----        ------       ------        ------
   Net interest income after provision for
    loan losses                                    5,015        3,751         4,170        4,224         4,610

   Noninterest income
    Gain on sale of securities                        --           14            --          138           215
    Gain on sale of real estate held for
      development                                     60          523         1,114          856           875
    Service fee income                               177          102           123          160           230
    Other operating income                            70           55            47           69            84
                                                  ------         ----        ------       ------        ------
      Total noninterest income                       307          694         1,284        1,223         1,404

 Noninterest expense
   Compensation and benefits                       1,664        1,782         1,635        1,485         1,403
   Occupancy and equipment                           375          361           363          371           335
   Federal deposit insurance premiums              1,078          316           317          287           306
   Data processing services                          125          115           104          111            83
   Advertising                                        64          134            40           13            17
   Stationery, printing, and supplies                 84          103            74           52            32
   Other operating expense                           328          285           289          279           250
                                                  ------         ----        ------       ------        ------
    Total noninterest expense                      3,718        3,096         2,822        2,598         2,426

 Income before income taxes                        1,604        1,349         2,632        2,849         3,588

 Income taxes                                        543          413           881        1,113 (4)     1,268
                                                  ------         ----        ------       ------        ------

 Net income                                       $1,061         $936        $1,751       $1,736        $2,320
                                                  ======         ====        ======       ======        ======

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------
                                                                  1996        1995       1994        1993       1992
                                                               ----------  ---------- ----------  ---------  ---------
 SELECTED FINANCIAL RATIOS AND OTHER DATA (5)
 Performance Ratios:
    Return on average assets                                        0.65%       0.65%      1.25%      1.27%      1.72%
    Return on average equity                                         3.92        5.49      11.15      12.52      19.61
    Average equity to average assets                                16.48       11.82      11.26      10.16       8.78
    Equity to total assets at end of period                         23.83       11.03      11.34      10.83       9.58
    Average interest rate spread (6)                                 2.48        2.38       2.80       3.22       3.69
    Net interest margin (7)                                          3.19        2.90       3.15       3.44       3.81
    Average interest-earning assets to average interest-           117.70      112.63     110.09     105.40     102.51
       bearing liabilities
    Efficiency ratio (8)                                            69.86       65.28      51.28      46.50      39.68
    Noninterest expense to average assets                            2.26        2.15       2.02       1.90       1.80
 REGULATORY CAPITAL RATIOS:
    Tangible capital                                               16.50%      10.20%     10.80%      9.20%      8.60%
    Core capital                                                    16.50       10.20      10.80       9.20       8.60
    Risk-based capital                                              58.20       36.00      43.20      26.70      25.60
 ASSET QUALITY RATIOS:
    Nonperforming loans as a percent of gross loans                 0.44%       1.46%      1.17%      0.54%      0.31%
       receivable (9) (10)
    Nonperforming assets as a percent of total assets (10)           0.16        0.61       0.51       0.35       0.16
    Allowance for loan losses as a percent of gross loans            0.73        0.91       0.47       0.42       0.25
       receivable (9)
    Allowance for loan losses as a percent of nonperforming        167.22       62.49      39.97      77.88      79.55
       loans (10)
 Number of full-service customer facilities                             3           3          3          3          3

(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective as of January 1, 1994. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held for sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) The allowance for loan losses at December 31, 1996, 1995, 1994, 1993, and 1992 was $500,000, $573,000, $275,000, $250,000, and $175,000,
     respectively.
(3)  Retained earnings for years prior to 1996.
(4) Income taxes for the year ended December 31, 1993 includes a $104,000 charge due to the cumulative effect of a change in accounting for income taxes.
(5) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(6) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) The net interest margin represents net interest income as a percent of average interest-earning assets.
(8) The efficiency ratio represents noninterest expense as a percent of net interest income before provision for loan losses and noninterest income.
(9)  Gross loans receivable are stated at unpaid principal balances.
(10) Nonperforming assets consist of nonperforming loans and REO.
     Nonperforming assets do not include loans which have been restructured and are presently accruing interest in accordance with their restructured terms. Nonperforming loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ORGANIZATION

On August 9, 1996, Park Federal Savings Bank (the "Bank") converted from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank issued all of its common stock to Park Bancorp, Inc. (the "Company") and concurrently the Company issued 2,701,441 shares of common stock at $10.00 per share. As part of the Conversion, approximately 50% of the net proceeds, or $13.6 million, was used to purchase the common stock of the Bank.

GENERAL

The only business of the Company is the ownership of the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income such as income from real estate development activities and other fees. The Bank's noninterest expenses primarily consist of employee compensation and benefits. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

MANAGEMENT STRATEGY

Management's primary goal has been to improve profitability and its capital position, so that the Bank can have greater flexibility in providing the products and services desired by the customers in the communities it serves.
To accomplish this, the Bank has employed an operating strategy which has: (1) emphasized the origination of fixed-rate one-to-four-family residential mortgage loans secured by properties located in its primary market area; (2) sought to enhance net income and manage interest rate risk by maintaining high liquidity through the purchase of adjustable-rate mortgage-backed securities and other short- and intermediate-term securities; (3) concentrated on its asset quality by limiting its commercial real estate and multi-family lending;
(4) enhanced net income by increasing noninterest income primarily through real estate development; and (5) sought to control asset growth to a level sustainable by its capital position. The Bank intends to continue this operating strategy to enhance its long-term profitability while managing the level of interest rate risk.

Highlights of the Company's management strategy are as follows:

o Fixed-Rate Residential Mortgage Lending. Historically, the Bank has emphasized the origination of fixed-rate residential mortgage loans as a result of market conditions and consumer preference for such loans in its primary market area. At December 31, 1996, fixed-rate mortgage loans totaled $60.7 million or 88.6% of total gross loans. Management believes that investing in fixed-rate mortgage loans results in a higher net interest margin than investment in adjustable-rate mortgage loans.
    However, investment in fixed-rate
    mortgage loans generally results in increased interest rate risk as such loans generally do not reprice as quickly as adjustable-rate mortgage loans during periods of rising interest rates.

o Maintaining High Liquidity. Management of the Bank seeks to limit interest rate risk by maintaining high liquidity through the purchase of adjustable-rate mortgage-backed securities and other short- and intermediate-term securities. At December 31, 1996, adjustable-rate mortgage-backed securities and other securities totaled $97.9 million or 55.0% of total assets.

o Concentration on Asset Quality. The Company has limited its commercial real estate and multi-family lending activities in an effort to maintain a high level of asset quality. At December 31, 1996, commercial real estate loans and multi-family loans were $12,124,400, or 18.3% of the total loan portfolio. The Company has historically maintained a conservative lending strategy that has limited the level of non-performing assets and net charge-offs. The Company's ratio of non-performing assets to total assets at December 31, 1996 and 1995 was 0.16%, and 0.61%, respectively.

o Real Estate Development. Through its wholly-owned subsidiary, GPS Development Corp., the Bank is engaged in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots. The Bank and its subsidiary have been engaged in this activity since 1985, and since that time have developed and sold over 440 lots in four different subdivisions in the western suburbs of Chicago. GPS Development Corp. or the Bank has provided essentially all of the joint venture's capital in exchange for an ownership interest which entitles them to a percentage of the profit or loss generated by the joint venture.

    At December 31, 1996, GPS Development Corp. was involved in two real estate development projects. The Rose Hill Venture, located in Naperville, Illinois consisted of 259 single-family residential lots, 132 townhouse lots, and a commercial parcel. As of December 31, 1996, only two single-family lots remained for sale. The Prairie Ridge Venture, also located in Naperville, is currently under development and will consist of 88 single-family residential lots.

o Controlled Asset Growth. Bank management is attempting to increase the level of the Bank's core and longer-term deposits through marketing efforts and by expanding its deposit products and services. As part of this expansion, the Bank has recently added two ATMs and has plans to install a third ATM. Bank management is also considering branch expansion within its primary market area.

MANAGEMENT OF INTEREST RATE RISK

The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's executive committee meets regularly and reviews the Bank's interest rate risk position and makes recommendations for adjusting such position. In addition, the Bank's Board of Directors reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

NET PORTFOLIO VALUE

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the Office of Thrift Supervision ("OTS") (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 400 basis point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 1996, the Bank's sensitivity measure, as measured by the OTS NPV model, resulting from a 200 basis point increase in interest rates was (1.40)% and would result in a $3.2 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest-rates. First, the model assumes that the composition of the Bank's interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1996 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300, and 400 basis points.


             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                           NET PORTFOLIO VALUE                        NPV AS A % OF PV OF ASSETS
     CHANGE IN     -----------------------------------  ------------------------------------------------------
       RATES            $ AMOUNT          $ CHANGE          % CHANGE          NPV RATIO           CHANGE
 ----------------- -----------------  ----------------  -----------------  ----------------  -----------------
                                            (Dollars in thousands)
         +400bp           $27,197           $(6,816)               (20)%         16.73%              -306bp
         +300bp            28,969            (5,044)               (15)          17.57               -222bp
         +200bp            30,765            (3,249)               (10)          18.38               -140bp
         +100bp            32,489            (1,524)                (4)          19.14                -64bp
            0bp            34,013                --                 --           19.79                   --
         -100bp            35,108             1,095                320           20.22                +43bp
         -200bp            35,683             1,669                520           20.40                +61bp
         -300bp            36,414             2,400                720           20.65                +86bp
         -400bp            37,576             3,563                102           21.08               +129bp


STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 1996, 1995, and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                            YEAR ENDED DECEMBER 31, 1996      YEAR ENDED DECEMBER 31, 1995      YEAR ENDED DECEMBER 31, 1994
                         --------------------------------- ---------------------------------- ---------------------------------
                                                 AVERAGE                            AVERAGE                           AVERAGE
                           AVERAGE                YIELD/     AVERAGE                YIELD/     AVERAGE                 YIELD/
                           BALANCE    INTEREST     COST      BALANCE    INTEREST     COST      BALANCE    INTEREST      COST
                         ---------- ----------- ---------- ----------- ---------- ----------- ---------- ----------------------
                                                                 (Dollars in thousands)
ASSETS
  Interest-earning assets
  Interest-earning
   deposits and other
   investments              $ 9,595   $   438        4.56%     $  6,971    $  361       5.18%     $  5,210    $  178       3.42%
  Securities, net (1)        62,868     4,022        6.40        55,390     3,175       5.73        56,100     2,964       5.28
  Loans receivable (2)       62,447     5,398        8.64        58,830     5,090       8.65        55,166     4,889       8.86
  Mortgage-backed
   securities, net (1)       22,541     1,477        6.55        18,560     1,129       6.08        17,410       830       4.77
                            -------    ------                   -------    ------                  -------     -----
   Total interest-
     earning
     assets                 157,451    11,335        7.20       139,751     9,755       6.98       133,886     8,861       6.62
                                       ------                              ------                              -----
Non-interest-earning
  assets                      6,672                               4,418                              5,650
                           --------                            --------                           --------
Total assets               $164,123                            $144,169                           $139,536
                           ========                            ========                           ========

LIABILITIES AND
  STOCKHOLDERS'EQUITY
 Interest-bearing
  liabilities
  Passbook accounts        $ 34,266       949        2.77      $ 36,761     1,059       2.88      $ 40,787     1,124       2.76
  Money market savings
  accounts                    4,121       138        3.35         3,656       120       3.28         4,569       127       2.78
  NOW accounts                5,887       111        1.89         5,336       103       1.93         5,536       103       1.86
  Certificate accounts       84,740     5,003        5.90        75,640     4,322       5.71        68,186     3,177       4.66
                           ---------   ------                  --------    ------                 --------    ------
  Total                     129,014     6,201        4.81       121,393     5,604       4.62       119,078     4,531       3.81
  FHLB advances and other
  borrowings                  4,758       118        2.48         2,692       102       3.79         2,539       112       4.41
                           --------    ------                  --------    ------                  -------    ------
  Total interest-bearing
  liabilities               133,772     6,319        4.72       124,085     5,706       4.60       121,617     4,643       3.82
                                       ------                              ------                             ------
Non-interest-bearing
  liabilities                 3,298                               3,038                              2,213
                           --------                            --------                           --------
Total liabilities           137,070                             127,123                            123,830
    Stockholders' equity     27,053                              17,046                             15,706
                           --------                            --------                           --------
Total liabilities and
    stockholders' equity   $164,123                            $144,169                           $139,536
                           ========                            ========                           ========
Net interest income
  before provision for
  estimated loan losses                $5,016                              $4,049                             $4,218
                                       ======                              ======                             ======
Net interest rate
  spread(3)                                          2.48%                              2.38%                              2.80%
                                                     ====                               ====                               ====
Net interest margin(4)                               3.19%                              2.90%                              3.15%
                                                     ====                               ====                               ====
Ratio of average
  interest-earning assets
  to average interest-
  bearing liabilities        117.70%                             112.63%                            110.09%
                            =======                            ========                             ======

(1) Includes related assets available-for-sale and unamortized discounts and premiums and certificates of deposit.
(2) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non- performing loans.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                               YEAR ENDED DECEMBER 31, 1996         YEAR ENDED DECEMBER 31, 1995
                                                       COMPARED TO                          COMPARED TO
                                               YEAR ENDED DECEMBER 31, 1995         YEAR ENDED DECEMBER 31, 1994
                                           ------------------------------------ ------------------------------------
                                                INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                                           ------------------------------------ ------------------------------------
                                             VOLUME        RATE         NET        VOLUME       RATE         NET
                                           -----------  ----------  ----------- -----------  ----------  -----------
                                                                        (In thousands)
 Interest-earning assets
   Interest-earning deposits and other
   investments                             $  124       $ (47)      $  77        $  72       $ 111       $ 183
     Securities, net (1)                      455         392         847          (38)        249         211
     Loans receivable, net                    313          (5)        308          319        (118)        201
     Mortgage-backed securities,
       net (1)                                257          91         348           58         241         299
                                           ------       -----      ------       ------       -----       -----
       Total interest-earning assets        1,149         431       1,580          411         483         894
                                           ------       -----      ------       ------       -----       -----

 Interest-bearing liabilities
   Passbook savings accounts                  (70)        (40)       (110)        (114)         49         (65)
   Money market savings accounts               16           2          18          (28)         21          (7)
   NOW accounts                                10          (2)          8           (4)          4          --
   Certificate accounts                       534         147         681          373         772       1,145
   FHLB advances and other
     borrowings                                60         (44)         16            6         (16)        (10)
                                           ------       -----      ------       ------       -----       -----
     Total interest-bearing
     liabilities                              550          63         613          233         830       1,063
                                           ------       -----      ------       ------       -----       -----
 Change in net interest income             $  599       $ 368      $  967       $  178       $(347)      $(169)
                                           ======       =====      ======       ======       ======      =====

(1)  Includes assets available-for-sale.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND DECEMBER 31, 1995

Total assets at December 31, 1996 were $178.2 million compared to $158.9 million at December 31, 1995, an increase of $19.3 million. The increase in total assets is primarily attributable to the proceeds raised in the Company's initial public offering of common stock. The net proceeds of the stock offering were invested in securities which is reflected in the $13.0 million increase in securities available-for-sale and the $5.3 million increase in securities held-to-maturity. During 1996, loans increased by $5.6 million due to increased demand for fixed-rate mortgage loans in the Chicago market. The increases to securities and loans were partially offset by a $6.6 million decrease in cash and cash equivalents which was primarily attributable to repayment of Federal Home Loan Bank advances and additional development costs associated with real estate development at Prairie Ridge.

Total liabilities at December 31, 1996 were $135.7 million compared to $141.4 million at December 31, 1995, a decrease of $5.7 million. The decrease is attributable to a $4.0 million decrease in Federal Home

Loan Bank advances and a $1.7 million decrease in deposits. Savings deposits decreased by $0.9 million while certificates of deposit decreased by $0.5 million.

Stockholders' equity at December 31, 1996 was $42.4 million compared to $17.5 million at December 31, 1995, an increase of $24.9 million, due primarily to net proceeds of the initial public offering that was completed on August 9, 1996 and the net income for the year.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

General. Net income increased 13.3% from $936,000 for the year ended December 31, 1995 to $1,061,000 for the year ended December 31, 1996. Fiscal 1996 results were negatively affected by the one-time special assessment paid by the Bank to recapitalize the Savings Association Insurance Fund ("SAIF") as further discussed below.

Interest Income. Interest income for the year ended December 31, 1996 was $11.3 million compared to $9.8 million for the year ended December 31, 1995, an increase of $1.5 million or 15.3%. The increase in interest income was primarily due to a $17.7 million increase in average interest-earning assets primarily due to investment of the stock offering proceeds. A contributing factor in the increase in interest income was a 22-basis point increase in the average yield on interest-earning assets.

Interest Expense. Interest expense for the year ended December 31, 1996 was $6.3 million compared to $5.7 million for the year ended December 31, 1995, an increase of $613,000 or 10.7%. The increase in interest expense was primarily due to a 19 basis point increase in the average rate paid on certificates of deposit from 5.71% for the year ended December 31, 1995 to 5.90% for the year ended December 31, 1996.

Provision for Loan Losses. The Bank's provision for losses on loans for the year ended December 31, 1996 was $0 compared to $298,000 for the year ended December 31, 1995. The lack of provision is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions.

Noninterest Income. Noninterest income for the year ended December 31, 1996 was $307,000 compared to $695,000 for the year ended December 31, 1995, a decrease of $388,000 or 55.8%. The decrease was primarily attributable to the slowdown in sales volume of real estate held for development. During the year ended December 31, 1996, seven of the remaining nine lots were sold in the Rose Hill subdivision at a gain of $60,000 as compared to a gain of $523,000 for the year ended December 31, 1995. This decline was mitigated by an increase in service fee income from fees on deposit accounts which increased from $102,000 for the year ended December 31, 1995 to $177,000 for the year ended December 31, 1996.

Noninterest Expense. Noninterest expense for the year ended December 31, 1996 was $3.7 million compared to $3.1 million for the year ended December 31, 1995, an increase of $622,000. The primary factor attributable to the increase was a $736,000 special one-time assessment to recapitalize the SAIF. This assessment was charged to the Bank during 1996 and was based upon a 65.7 basis point charge on insured deposits outstanding as of March 31, 1995. This expense was partially mitigated by a $70,000 decrease in advertising expenses from the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to advertising efforts related to the Bank's name change in 1995.

Income Taxes. Income tax expense was $543,000 for the year ended December 31, 1996 compared to $413,000 for the year ended December 31, 1995, an increase of $130,000. The increase in income tax expense was primarily the result of the increase in income before income taxes from $1.3 million for the year ended December 31, 1995 to $1.6 million for the year ended December 31, 1996.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1995 AND DECEMBER 31, 1994

Total assets at December 31, 1995 were $158.9 million compared to $144.8 million at December 31, 1994, an increase of $14.1 million or 9.7%. The Bank increased the amount of net loans receivable by $3.9 million, from $56.6 million at December 31, 1994 to $60.5 million at December 31, 1995, primarily due to lower levels of mortgage interest rates in 1995, which spurred increased customer demand. The Bank also increased the amount of cash and cash equivalents from $2.6 million at December 31, 1994 to $12.8 million at December 31, 1995.

Total liabilities at December 31, 1995 were $141.4 million compared to $128.4 million at December 31, 1994, an increase of $13.0 million. Total deposit accounts of the Bank increased by $12.0 million from $118.5 million at December 31, 1994 to $130.5 million at December 31, 1995 due to higher rates paid to meet rates offered by competitors.

Equity at December 31, 1995 was $17.5 million compared to $16.4 million at December 31, 1994, an increase of $1.1 million, or 6.7%, reflecting income of $936,000 for the year ended December 31, 1995 and a change of $184,000 in unrealized gains on investment securities available-for-sale, pursuant to the provisions of SFAS No. 115.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

General. Net income for the year ended December 31, 1995 was $936,000 compared to $1.8 million for the year ended December 31, 1994. The operating results were primarily affected by the decrease in the average interest rate spread from 2.80% for the year ended December 31, 1994 to 2.38% for the year ended December 31, 1995 resulting from the differing impact of the change in the interest rate environment on the Bank's assets and liabilities coupled with changes in the composition of the Bank's deposits. Gains on the sale of real estate held for development declined to $523,000 for the year ended December 31, 1995 compared to $1.1 million for the same period in 1994 as the Bank's Rose Hill Venture neared completion. Net interest income was $4.0 million for the year ended December 31, 1995 compared to $4.2 million for the year ended December 31, 1994. The reduction in net interest income was accompanied by a $250,000 increase in the provision for loan losses on loans from $48,000 for the year ended December 31, 1994 to $298,000 for the year ended December 31, 1995. The provision for losses on loans for the year ended December 31, 1995 reflects an increase in non-accrual loans in 1995 and other factors.

Interest Income. Interest income for the year ended December 31, 1995 was $9.8 million compared to $8.9 million for the year ended December 31, 1994, an increase of $894,000 or 10.0%. The increase in interest income was primarily due to a 36 basis point increase in the average yield on interest-earning assets from 6.62% for the year ended December 31, 1994 to 6.98% for the year ended December 31, 1995. A contributing factor in the increase in interest income was a $5.9 million increase in average interest-earning assets. The increase in average interest-earning assets during the year ended December 31, 1995 was primarily due to a $3.6 million increase in the average balance of loans receivable from $55.2 million for the year ended December 31, 1994 to $58.8 million for the year ended December 31, 1995. Although average loans receivable increased in 1995, which was the result of planned growth of the loan portfolio, the average yield on loans declined by 21 basis points from 8.86% for the year ended December 31, 1994 to 8.65% for the year ended December 31, 1995. This decrease in average yield was primarily due to the general decline in mortgage rates in 1995 as compared to 1994. Non-performing assets increased from $738,000 at December 31, 1994 to $967,000 at December 31, 1995, reflecting an increase in non-performing commercial real estate loans. Investment and mortgage-backed securities income increased by $510,000 due primarily to a 66 basis point increase in the average yield from 5.16% to 5.82% for the year ended December 31, 1995, resulting from the repricing of mortgage-backed securities and the purchase of higher-yielding securities.

Interest Expense. Interest expense for the year ended December 31, 1995 was $5.7 million compared to $4.6 million for the year ended December 31, 1994, an increase of $1.1 million or 23.9%. The increase in interest expense was due primarily to an increase in the average cost of interest-bearing liabilities from 3.82% for the year ended December 31, 1994 to 4.60% for the year ended December 31, 1995 due to a change in the composition of the Bank's deposit accounts. Due to the change in the interest rate environment and the change in the composition of deposit accounts, the average cost of funds for deposit accounts increased from 3.81% for the year ended December 31, 1994 to 4.62% for the year ended December 31, 1995.

Provision for Loan Losses. During the year ended December 31, 1995, the Bank's provision for losses on loans was $298,000, compared to $48,000 for the year ended December 31, 1994. The provision for losses on loans reflects an increase in non-performing assets in 1995 and management's evaluation of the credit risk inherent in the loan portfolio. As a result, during the year ended December 31, 1995, the allowance for losses on loans increased from $275,000 at December 31, 1994 to $573,000 at December 31, 1995.Noninterest Income. Noninterest income for the year ended December 31, 1995 was $694,000 compared to $1.3 million for the year ended December 31, 1994, a decrease of $590,000 or 46.0%. The decrease was primarily due to a $591,000 decline in gains from the sale of real estate held for development from $1.1 million for 1994 to $523,000 in 1995 as the Bank's Rose Hill Venture neared completion. During 1995, ten single-family and 60 townhouse lots in the Rose Hill Venture were sold, as compared to a total of 72 single-family and 65 townhouse lot sales in 1994. Gains on sales of real estate held for development are reported net of all related costs, except for certain insignificant general and administrative costs incurred by the Bank.

Noninterest Expense. Noninterest expense for the year ended December 31, 1995 was $3.1 million compared to $2.8 million for the year ended December 31, 1994, an increase of $274,000 or 9.8%. This increase was primarily due to a $147,000 increase in compensation expense resulting from normal pay increases and a $93,000 increase in advertising expense related to the Bank's name change in 1995.

Income Taxes. Income tax expense was $413,000 for the year ended December 31, 1995 compared to $881,000 for the year ended December 31, 1994. The decrease in income tax expense was primarily the result of the decrease in income before income taxes from $2.6 million for the year ended December 31, 1994 to $1.3 million for the year ended December 31, 1995, and the realization of a state income tax refund in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the maturation of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average regulatory liquidity ratios were 52.98%, 52.72%, 52.07%, 40.11%, and 26.37% for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $895,000, $863,000, and $511,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation of investments and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the net proceeds from the sale of common stock in 1996 and the activity in deposit accounts and FHLB borrowings in 1995 and 1994. The net cash from financing activities was $18.4 million, $12.9 million, and $6.8 million for the years ended December 31, 1996, 1995, and 1994, respectively.

At December 31, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $27.1 million or 16.5% of adjusted total assets, which is above the required level of $2.5 million or 1.5%; core capital of $27.1 million or 16.5% of adjusted total assets, which is above the required level of $5.0 million or 3.0%; and risk-based capital of $27.6 million or 58.2% of risk-weighted assets, which is above the required level of $3.8 million or 8%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 1996, cash and short- term investments totaled $6.2 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds. At December 31, 1996, the Bank had $5.0 million in advances outstanding from the FHLB.

The Bank currently has no contractual obligations or commitments for capital expenditures; however, the Board of Directors has approved expenditures for 1997 estimated to be $650,000 for the upgrade of data processing systems in order to provide new technology based products and services to its customers, installation of an ATM, additional parking facilities, and office improvements. The installation of the ATM and parking facility are being undertaken to increase the access and convenience of the Bank's facilities by the Bank's customers by providing 24-hour access to funds and other financial transactions and a more accessible branch facility. In addition, management anticipates that the improvements to the Bank's office space will enable it to more efficiently deliver services to customers. As a result, management believes that the Bank will be better positioned to continue to serve its customers. At December 31, 1996, the Bank had outstanding commitments to originate mortgage loans of $835,000 compared to $699,000 at December 31, 1995. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1996 totaled $62.3 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), which has been amended by SFAS No. 118. Under the provisions of SFAS No. 114, as amended, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company adopted the provisions of SFAS No. 114 and SFAS No. 118 effective in 1995. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the results of operations or financial condition of the Company.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS No. 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The adoption of SFAS No. 121 in 1996 did not have a material effect on the Company's income or financial condition.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 had no material impact on the Company's earnings or financial condition. SFAS No. 122 will be superceded by SFAS No. 125 after December 31, 1996.

In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. Any effect that this statement will have on the Company will be applicable upon the grant of its stock or other equity instruments under a stock-based employee compensation plan.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishments of liabilities. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. SFAS No. 125 is based on a consistent application of a financial-components approach that focuses on control and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
The Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available-for-sale or trading. While SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," it only marginally modifies the accounting and disclosure requirements of SFAS No. 122. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on April 22, 1997 under the caption "Election of Directors -- Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" and is incorporated herein by reference.

(b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company is contained in Part I of this report and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions "Election of Directors -- Directors' Compensation" and "-- Executive Compensation" and is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors -- Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" and is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors -- Transactions with Certain Related Persons" and is incorporated herein by reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

                 (a)      Documents filed as part of this report:

                          1,2    Financial Statements and Schedules

                                 See Index to Financial Information on page F-1.

                          3      Exhibits

                                 See Exhibit Index beginning on page i.

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PARK BANCORP, INC.


                                  By:  /s/  David A. Remijas
                                     -----------------------------------------
                                      David A. Remijas
                                      Chairman of the Board, President and
                                      Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                       Title                           Date
                 ----                                       -----                           ----
 /s/  David A. Remijas                  Chairman of the Board, President and Chief       March 26, 1997
 ------------------------------------   Executive Officer (principal executive
  David A. Remijas                      officer)

 /s/  Steven J. Pokrak                  Treasurer and Chief Financial Officer            March 26, 1997
 ------------------------------------   (principal financial officer and principal
  Steven J. Pokrak                       accounting officer)

 /s/  Richard J. Remijas, Jr.           Executive Vice President, Chief Operating        March 26, 1997
 ------------------------------------   Officer, Corporate Secretary and Director
  Richard J. Remijas, Jr.

 /s/  Joseph M. Judickas, Jr.           Director                                        March 26, 1997
 ------------------------------------
 Joseph M. Judickas, Jr.

 /s/  Charles Paprocki                  Director                                         March 26, 1997
 ------------------------------------
 Charles Paprocki

 /s/  Paul Shukis                       Director                                         March 26, 1997
 ------------------------------------
 Paul Shukis

 /s/ Glenn Zajicek                      Director                                         March 26, 1997
 ------------------------------------
 Glenn Zajicek

                               PARK BANCORP, INC.

                         INDEX TO FINANCIAL INFORMATION


Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Statements of Financial Condition, December 31, 1996 and 1995  . . . . . . . . . . . .   F-3
Consolidated Statements of Income, years ended December 31, 1996, 1995 and 1994 . . . . . . . . . .   F-4

Consolidated Statements of Stockholders' Equity, years ended December 31, 1996,
  1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows, years ended December 31, 1996,
  1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Park Bancorp, Inc.
Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                               Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 25, 1997

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                             1996                 1995
                                                                     -------------------- --------------------
 ASSETS
 Cash and due from banks                                             $    768,711          $  1,022,730
 Interest-bearing deposits with other financial institutions            5,444,704            11,767,256
                                                                     ------------          ------------
    Total cash and cash equivalents                                     6,213,415            12,789,986
 Securities available-for-sale (Note 2)                                50,109,055            37,134,427
 Securities held-to-maturity (Note 2)                                  47,839,961            42,493,838
 Loans receivable, net (Note 3)                                        66,179,009            60,538,247
 Federal Home Loan Bank stock                                             756,000               675,700
 Real estate held for development (Note 4)                              2,871,142             1,624,809
 Premises and equipment, net (Note 5)                                   2,149,732             2,088,311
 Accrued interest receivable                                            1,626,503             1,189,922
 Foreclosed real estate                                                    59,801                49,801
 Other assets                                                             389,497               354,298
                                                                     ------------          ------------
    Total assets                                                     $178,194,115          $158,939,339
                                                                     ============          ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
    Deposits (Note 6)                                                $128,851,653          $130,502,992
    Advances from borrowers for taxes and insurance                     1,287,543             1,117,384
    Federal Home Loan Bank advances (Note 7)                            5,000,000             9,000,000
    Accrued interest payable                                              159,217               183,867
    Other liabilities                                                     438,906               601,798
                                                                     ------------          ------------
      Total liabilities                                               135,737,319           141,406,041
 Commitments (Note 12)
 Stockholders' Equity
    Preferred stock $.01 par value authorized 1,000,000 shares;                --                    --
      none issued and outstanding
    Common stock $.01 par value per share; authorized 9,000,000            27,014                    --
      shares, issued and outstanding 2,701,441 shares
    Additional paid-in capital                                         26,087,667                    --
    Retained earnings, substantially restricted (Notes 10 and 11)      18,517,660            17,456,619
    Unearned ESOP shares (Note 9)                                      (1,993,420)                   --
    Unrealized appreciation (depreciation) on securities
      available-for-sale, net of income taxes (Note 2)                   (182,125)               76,679
                                                                     ------------          ------------
      Total stockholders' equity                                       42,456,796            17,533,298
                                                                     ------------          ------------
        Total liabilities and stockholders' equity                   $178,194,115          $158,939,339
                                                                     ============          ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                                  1996             1995             1994
                                                            ---------------- ---------------- ----------------
 Interest income
   Loans receivable                                         $ 5,398,198      $ 5,090,146      $4,889,649
   Interest-bearing deposits with other financial
     institutions                                               438,172          360,800         177,756
   Securities                                                 5,498,549        4,303,889       3,793,964
                                                            -----------      -----------      ----------
                                                             11,334,919        9,754,835       8,861,369
 Interest expense
   Deposits                                                   6,201,679        5,603,503       4,530,599
   Federal Home Loan Bank advances and other borrowings         117,630          102,340         111,996
                                                            -----------      -----------      ----------
                                                              6,319,309        5,705,843       4,642,595
                                                            -----------      -----------      ----------
 Net interest income                                          5,015,610        4,048,992       4,218,774
 Provision for loan losses (Note 3)                              --              298,057          48,514
                                                            -----------      -----------      ----------
 Net interest income after provision for loan losses          5,015,610        3,750,935       4,170,260
 Noninterest income
   Gain on sale of securities                                    --               14,264          --
   Gain on sale of real estate held for development (Note
     4)                                                          60,162          522,746       1,114,267
   Service fee income                                           177,181          102,177         123,055
   Other operating income                                        69,907           55,314          47,083
                                                            -----------      -----------      ----------
                                                                307,250          694,501       1,284,405
 Noninterest expense
   Compensation and benefits                                  1,664,277        1,781,861       1,634,769
   Occupancy and equipment expense                              374,435          360,817         362,933
   Federal deposit insurance premiums                           341,764          316,136         317,206
   Special SAIF assessment                                      736,376           --              --
   Data processing services                                     125,202          115,332         104,103
   Advertising                                                   64,314          133,735          40,522
   Stationery, printing, and supplies                            83,775          103,507          74,252
   Loss on sale of foreclosed real estate                         3,572            --              9,769
   Other operating expense                                      324,717          285,085         279,105
                                                            -----------      -----------      ----------
                                                              3,718,432        3,096,473       2,822,659
                                                            -----------      -----------      ----------
 Income before income taxes                                   1,604,428        1,348,963       2,632,006
 Income tax expense (Note 11)                                   543,387          412,917         881,311
                                                            -----------      -----------      ----------
 Net income                                                 $ 1,061,041      $   936,046      $1,750,695
                                                            ===========      ===========      ==========
 Earnings per share                                         $       .15          N/A              N/A
                                                            ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                                                                     UNREALIZED
                                                                                                     APPRECIATION
                                                                                                    (DEPRECIATION)
                                                                        RETAINED                         ON
                                                        ADDITIONAL      EARNINGS,                    SECURITIES        TOTAL
                                           COMMON        PAID-IN      SUBSTANTIALLY    UNEARNED-    AVAILABLE-FOR   STOCKHOLDER'
                                           STOCK        CAPITAL        RESTRICTED     ESOP SHARES       SALE          EQUITY
                                        ------------- -------------  --------------  -------------  -------------  -------------
 Balance at January 1, 1994               $    --           $    --    $14,769,878   $        --    $      --         $14,769,878
 Effect of adopting Statement of
   Financial Accounting Standards No. 115,
     net of income taxes of $57,432 as of
     January 1, 1994 (Note 2)                  --                --             --            --       90,818              90,818
 Net income                                    --                --      1,750,695            --           --           1,750,695
 Depreciation in fair value of
   securities classified as
     available-for-sale, net of income
     taxes of $125,193                         --                --             --            --     (197,969)           (197,969)
                                          -------       -----------     ----------    -----------   ---------         -----------
 Balance at December 31, 1994                  --                --     16,520,573            --     (107,151)         16,413,422
 Net income                                    --                --        936,046            --           --             936,046
 Effect of transfer to
   available-for-sale at December 12,
     1995, net of income taxes of $87,750
     (Note 2)                                  --                --             --            --      138,758             138,758
 Appreciation in fair value of
   securities classified as
     available-for-sale, net of income
     taxes of $28,502                          --                --             --            --       45,072              45,072
                                          -------        ----------     ----------     ----------    --------         -----------
 Balance at December 31, 1995                  --                --     17,456,619            --       76,679          17,533,298
 Issuance of common stock, net of
   conversion costs of $950,000            27,014        26,037,396             --    (2,160,990)          --          23,903,420
 ESOP shares released                          --            50,271             --       167,570           --             217,841
 Net income                                    --                --      1,061,041            --           --           1,061,041
 Depreciation in fair value of
   securities classified as
     available-for-sale, net of income
     taxes of $142,313                        --                --             --            --     (258,804)           (258,804)
                                          -------       -- --------    -----------   -----------    ---------         -----------
 Balance at December 31, 1996             $27,014       $26,087,667    $18,517,660   $(1,993,420)   $(182,125)        $42,456,796
                                          =======       ===========    ===========   ===========    =========         ===========


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                   1996             1995             1994
                                                                             ---------------- ---------------- ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $  1,061,041      $   936,046       $  1,750,695
  Adjustments to reconcile net income to net cash from operating activities
   Net premium amortization                                                        23,255           41,677             27,645
   Loss on sale of foreclosed real estate                                           3,572               --              9,769
   Gain on sale of securities available-for-sale                                       --          (14,264)                --
   Depreciation                                                                   124,281          102,294             86,067
   Deferred income tax expense (benefit)                                           78,173          (68,589)            56,391
   Deferred loan fees                                                              42,382           14,214             58,308
   Provision for loan losses                                                           --          298,057             48,514
   Net change in accrued interest receivable                                     (436,581)        (129,448)          (313,688)
   Net change in other assets                                                     (35,199)          79,575            (12,926)
   Net change in accrued interest payable                                         (24,650)         100,622             12,269
   Net change in other liabilities                                                (98,752)          25,907            (97,940)
   ESOP compensation expense                                                      217,841              --                  --
   Gain on sale of real estate held for development                               (60,162)        (522,746)        (1,114,267)
                                                                             ------------      -----------       ------------
     Net cash from operating activities                                           895,201          863,345            510,837

 CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                                          (5,951,908)      (4,111,239)            31,147
  Proceeds from maturities of securities available-for-sale                    15,850,000       11,001,705                 --
  Proceeds from maturities of securities held-to-maturity                      24,635,000        6,001,542          7,500,000
  Purchase of securities available-for-sale                                   (30,699,632)     (27,337,335)        (5,998,750)
  Purchase of securities held-to-maturity                                     (34,121,388)              --        (28,004,511)
  Proceeds from sale of securities available-for-sale                                  --        8,013,125                 --
  Principal repayments on mortgage-backed securities held-to-maturity           1,719,137        3,686,821          3,864,175
  Principal repayments on mortgage-backed securities available-for-sale         3,871,760          132,172            110,780
  Purchase of consumer loans                                                           --         (181,526)                --
  (Purchase) redemption of Federal Home Loan Bank stock                           (80,300)         (10,200)           276,000
  Proceeds from sales of real estate held for development                         383,608        2,172,004          5,197,843
  Investment in real estate held for development                               (1,404,661)      (1,896,504)          (180,679)
  Payments to participants in real estate held for development                   (165,108)        (375,734)          (620,562)
  Proceeds from sale of foreclosed real estate                                    265,192               --                 --
  Expenditures for premises and equipment                                        (185,712)        (279,851)          (182,228)
  Acquisition of land held for sale                                                    --         (318,530)                --
  Expenditures on foreclosed real estate                                          (10,000)              --             (2,254)
                                                                             ------------      -----------       ------------
  Net cash from investing activities                                          (25,894,012)      (3,503,550)       (18,009,039)

 CASH FLOWS FROM FINANCING ACTIVITIES
  NET change in deposits                                                       (1,651,339)      11,981,829         (1,157,689)
  Net change in advances from borrowers for taxes and insurance                   170,159         (124,870)           (22,792)
  Federal Home Loan Bank advances                                                      -        12,000,000         16,000,000
  Net proceeds from sale of common stock                                       23,903,420               --                 --
  Payment on Federal Home Loan Bank advances                                   (4,000,000)     (11,000,000)        (8,000,000)
                                                                             -----------       ------------      ------------
   Net cash from financing activities                                          18,422,240       12,856,959          6,819,519
                                                                             -----------       -----------       ------------
 Net change in cash and cash equivalents                                       (6,576,571)      10,216,754        (10,678,683)
 Cash and cash equivalents at beginning of year                                12,789,986        2,573,232         13,251,915
                                                                             -----------      ------------       ------------
 Cash and cash equivalents at end of year                                    $  6,213,415     $ 12,789,986       $  2,573,232
                                                                             ============     =============      ============
 Supplemental disclosures of cash flow information
  Cash paid during the year for
   Interest                                                                  $  6,343,959     $  5,605,221       $  4,630,326
   Income taxes                                                                   396,198          426,628            918,162
 Supplemental disclosures of noncash investing activities
  Real estate acquired through foreclosure                                        268,764               --                 --
  Foreclosed real estate transferred to premises and equipment                         --               --            100,000
  Transfer of debt securities on January 1, 1994 to
   Held-to-maturity                                                                    --               --         49,284,117
   Available-for-sale                                                                  --               --          9,243,760
  Transfer of debt securities on December 12, 1995 to available-for-sale
   from held-to-maturity                                                               --       13,904,209                 --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company), its wholly-owned subsidiary, Park Federal Savings Bank (the Bank), and the Bank's wholly-owned subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corp., which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

Business: The only business of the Company is the ownership of the Bank. The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branches located in Chicago and Westmont, Illinois. The Bank's revenues primarily arise from interest income from retail lending activities and investments and revenue derived from real estate through the development and sales of residential lots to home builders.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

Securities: Securities are classified as held-to-maturity when the Company's management has the positive intent and the Company has the ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments and for other reasons. They are carried at fair value. Unrealized gains and losses on securities available-for-sale are charged or credited to a valuation allowance and included as a separate component of equity, net of income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, deferred loan origination fees, and discounts.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, including impaired loans discussed below, the whole allowance is available for any charge-offs that occur. Loans are charged off in whole or in part when management's estimate of the undiscounted cash flows from the loan are less than the recorded investment in the loan, although collection efforts continue and future recoveries may occur.

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 (as modified by SFAS No.
118), effective for the Bank beginning January 1, 1995, requires the measurement of impaired loans, based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations indicate the need for an increase in the allowance for loan losses, such increase is reported as a provision for loan losses. The effect of adopting SFAS No. 114 was not material to the Bank's consolidated financial position or results of operations during 1995.

Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, student loans, home equity and second mortgage loans, and automobile loans and are evaluated collectively for impairment. Commercial real estate loans and other commercial loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures under SFAS Nos. 114 and 118 are not expected to differ significantly from nonaccrual and renegotiated loan disclosures.

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. Under SFAS No. 114 as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the provision for loan losses.

Loan Origination Fees: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.

Real Estate Held For Development: The Company, through the Bank's GPS Development Corp. subsidiary, engages in the development of residential real estate lots in partnership with local developers. Since the Bank provides substantially all of the financing for these projects, they have been reflected as wholly-owned investments in real estate held for development. Land inventories and real estate projects under development are valued at the lower of acquisition cost plus development costs (including construction period interest and taxes incurred to date), or net realizable value. The cost of each unit sold includes a proportionate share of the total projected development expense cost. Holding costs associated with undeveloped land, completed units, and suspended construction activities are expensed. General and administrative costs related to the real estate development projects are expensed when incurred.

Income Recognition on Real Estate: Gains on real estate sales, including those financed by the Company, are recorded in the period that sales contracts are executed. Loans made by the Company to builders purchasing developed lots require a 25% down payment and mature in one year or less. Gains on sales are reported net of all related costs, except for certain insignificant general and administrative expenses borne by the Company.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

Foreclosed Real Estate: Real estate acquired through foreclosure and similar proceedings is carried at cost (fair value at the date of foreclosure) or at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

Income Taxes: The provision for income taxes is based on an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Retirement Plans: The Company sponsors noncontributory defined benefit pension and defined contribution profit sharing plans covering substantially all of its employees. Benefits from the pension plan are based on years of service and the employee's compensation. The Company's funding policy is to fund the actuarially determined amount which can be deducted for income tax purposes. Profit sharing plan contributions are charged to expense annually.

Employee Stock Ownership Plan: The Company accounts for its employee stock ownership plan (ESOP) in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Statement of Cash Flows: For the purpose of this statement, cash and cash equivalents are defined to include the Company's cash on hand, demand balances, and interest-bearing deposits with other financial institutions, and investments in certificates of deposit with maturities of less than three months.

Impact of New Accounting Standards: In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121, effective for the Company in 1996, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS No. 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The adoption of SFAS No. 121 had no material effect on the Company's income or financial condition.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122, effective for the Company in 1996, requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.
In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The adoption of this SFAS No. 122 had no material impact on the Company's earnings or financial condition. SFAS No. 122 will be superceded by SFAS No. 125 after December 31, 1996.

In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement, effective for the Company in 1996, establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow the current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. Any effect that this statement will have on the Company will be applicable upon the grant of its stock or other equity instruments under a stock-based employee compensation plan.

Earnings Per Common Share: Earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding and common stock equivalents attributable to outstanding stock options, when dilutive. In 1996, earnings per share is computed using net earnings from August 9, 1996, the date that the Bank converted to stock ownership. The weighted average number of the Company's shares of common stock used to calculate the 1996 earnings per share was 2,493,680.

Reclassification: Certain items in 1995 and 1994 were reclassified to conform with the 1996 presentation.

NOTE 2.  SECURITIES

Securities are summarized as follows:

                                                                            DECEMBER 31, 1996
                                           --------------------------------------------------------------------------------
                                                                 GROSS UNREALIZED     GROSS UNREALIZED
                                             AMORTIZED COST           GAINS                LOSSES            FAIR VALUE
                                           ------------------   ------------------   ------------------   ----------------
 SECURITIES AVAILABLE-FOR-SALE
 U.S. Treasury bills and notes             $ 1,499,663          $14,482              $      --             $ 1,514,145
 U.S. government agency notes               39,679,298            2,350               (310,274)             39,371,374
                                           -----------          -------              ---------             -----------
                                            41,178,961           16,832               (310,274)             40,885,519

 Mortgage-backed securities:
 FNMA                                        5,055,759           23,696                 (1,430)              5,078,025
 FHLMC                                       4,150,282            7,328                (12,099)              4,145,511
                                           -----------          -------              ---------             -----------
                                             9,206,041           31,024                (13,529)              9,223,536
                                           -----------          -------              ---------             -----------
                                           $50,385,002          $47,856              $(323,803)            $50,109,055
                                           ===========          =======              =========             ===========
 SECURITIES HELD-TO-MATURITY
 U.S. government agency notes              $34,133,686          $77,706              $(194,434)            $34,016,958
 Mortgage-backed securities:
 FNMA                                        6,289,705            --                   (84,049)              6,205,656
 FHLMC                                       7,416,570            1,861                (87,877)              7,330,554
                                           -----------          -------              ---------             -----------
                                            13,706,275            1,861               (171,926)             13,536,210
                                           -----------          -------              ----------            -----------
                                           $47,839,961          $79,567              $(366,360)            $47,553,168
                                           ===========          =======              =========             ===========

                                                                            DECEMBER 31, 1995
                                           ------------------------------------------------------------------------------------
                                                                  GROSS UNREALIZED     GROSS UNREALIZED
                                             AMORTIZED COST            GAINS                LOSSES            FAIR VALUE
                                           -----------------    -------------------  -------------------  ------------------
 SECURITIES AVAILABLE-FOR-SALE
 U.S. Treasury bills and notes             $ 4,482,950          $ 63,725             $  --                 $ 4,546,675
 U.S. government agency notes               28,342,860            50,982               (35,992)             28,357,850
                                            32,825,810           114,707               (35,992)             32,904,525
 Mortgage-backed securities:
 FNMA                                        1,298,444            37,116                --                   1,335,560
 FHLMC                                       2,885,003             9,339                --                   2,894,342
                                           -----------          --------             ---------              -----------
                                             4,183,447            46,455                --                   4,229,902
                                           -----------          --------             ---------              -----------
                                           $37,009,257          $161,162             $ (35,992)            $37,134,427
                                           ===========          ========             =========             ===========
 SECURITIES HELD-TO-MATURITY
 U.S. government agency notes              $24,634,636          $  4,535             $(117,698)            $24,521,473
 Collateralized mortgage obligations            88,256             3,899                --                      92,155
 Mortgage-backed securities:
 FNMA                                        7,496,860            --                   (66,224)              7,430,636
 FHLMC                                      10,274,086            --                   (24,599)             10,249,487
                                           -----------          --------             ---------             -----------
                                            17,859,202             3,899               (90,823)             17,772,278
                                           -----------          --------             ---------             -----------
                                           $42,493,838          $  8,434             $(208,521)            $42,293,751
                                           ===========          ========             =========             ===========


Sales of securities are summarized as follows:

                                        FOR THE YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                       1996           1995           1994
                                  --------------  -------------  --------------
Proceeds from sales                   $  --           $ 8,013,125       $ --
Gross realized gains                     --                14,264         --

The amortized cost and fair value of debt securities, by contractual maturity, are shown below by available-for-sale and held-to-maturity portfolios. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                          DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                    1996              1996              1995              1995
                                              ---------------- -----------------  ----------------  -----------------
                                                AMORTIZED COST      FAIR VALUE      AMORTIZED COST      FAIR VALUE
                                              ---------------- -----------------  ----------------  -----------------
 AVAILABLE-FOR-SALE
 Due in one year or less                        $  4,499,746       $  4,516,175       $ 12,034,735      $ 12,044,960
 Due after one year through five years            26,682,165         26,454,454         15,791,446        15,847,145
 Due after five years through ten years            9,997,050          9,914,890          4,999,629         5,012,420
                                                ------------        -----------       ------------      ------------
                                                  41,178,961         40,885,519         32,825,810        32,904,525
 Mortgage-backed securities                        9,206,041          9,223,536          4,183,447         4,229,902
                                                ------------        -----------       ------------      ------------
                                                $ 50,385,002       $ 50,109,055       $ 37,009,257      $ 37,134,427
                                                ============       ============       ============      ============
 HELD-TO-MATURITY
 Due in one year or less                        $  2,000,000       $  1,988,120       $         --      $        --
 Due after one year through five  years           11,993,934         11,967,950         22,634,636        22,518,973
 Due after five years through ten  years          18,139,752         18,076,208          2,000,000         2,002,500
 Due after ten years through fifteen  years        2,000,000          1,984,680                 --                --
                                                ------------       ------------       ------------      ------------
                                                  34,133,686         34,016,958         24,634,636        24,521,473
 Mortgage-backed securities                       13,706,275         13,536,210         17,859,202        17,772,278
                                                ------------       ------------       ------------      ------------
                                                $ 47,839,961       $ 47,553,168       $ 42,493,838      $ 42,293,751
                                                ============       ============       ============      ============


Pursuant to new guidance issued by the Financial Accounting Standards Board in November 1995, the Company transferred securities on December 12, 1995 with an amortized cost of $13,677,701 and an unrealized gain of $226,508 from the held-to-maturity to the available-for-sale classification. The cumulative effect of the transfer was to increase retained earnings, net of taxes of $87,750, by $138,758. There were no gains or losses realized on the transfer.

NOTE 3.  LOANS RECEIVABLE

Loans receivable are summarized as follows at:

                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                                   1996              1995
                                                            -----------------  -----------------
FIRST MORTGAGE LOANS
Principal balances
  Secured by one-to-four-family residences                  $  53,757,280      $  48,577,283
  Secured by other properties                                   8,168,033          6,163,035
  Commercial, construction, and land                            4,999,388          6,883,450
                                                            -------------      -------------
                                                               66,924,701         61,623,768
Undistributed portion of construction loans                    (1,043,021)        (1,148,424)
Net deferred loan origination fees                               (417,864)          (460,246)
                                                            -------------      -------------
  Total first mortgage loans                                   65,463,816         60,015,098
Consumer loans                                                  1,223,646          1,119,562
Unearned discounts                                                 (8,453)           (23,356)
                                                            -------------      -------------
  Total consumer loans                                          1,215,193          1,096,206
Allowance for loan losses                                        (500,000)          (573,057)
                                                            -------------      -------------
                                                            $  66,179,009      $  60,538,247
                                                            =============      =============


At December 31, 1996 and 1995, impaired loans totaled $136,000 and $501,000. The average balance of impaired loans was approximately $319,000 for the year ended December 31, 1996 and approximately $143,000 for the year ended December 31, 1995. No portion of the allowance for loan losses was allocated to impaired loans at December 31, 1996 or December 31, 1995. Interest income recognized on impaired loans was approximately $10,000 for the year ended December 31, 1996 and $24,000 for the year ended December 31, 1995, which included cash basis income of approximately $10,000 and $24,000, respectively.

The Company has granted loans to certain bank officers, directors, and their related interests. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. All loans are current in their contractual payments for both principal and interest.

Activity in the loan accounts of officers, directors, and their related interests follows:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                    1996               1995
                                                            ------------------- -------------------
Balance at beginning of year                                    $1,272,737           $1,676,970
Loans disbursed                                                     35,520              199,698
Principal repayments                                              (684,919)            (603,931)
                                                                ----------           ----------
  Balance at end of year                                        $  623,338           $1,272,737
                                                                ==========           ==========


Activity in the allowance for loan losses is as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------
                                      1996               1995                1994
                                ------------------  -----------------  -----------------
Balance at beginning of year         $573,057            $275,000           $250,000
Provision for loan losses                  --             298,057             48,514
Charge-offs                           (73,057)                 --            (23,514)
Recoveries                                 --                  --                 --
                                     --------            --------           --------
  Balance at end of year             $500,000            $573,057           $275,000
                                     ========            ========           ========


NOTE 4.  REAL ESTATE HELD FOR DEVELOPMENT

The Company, through the Bank's subsidiary, GPS Development Corp., participates with local real estate developers in developing residential lots located primarily in Naperville, Illinois.

The following summarizes the Bank's real estate development activities:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                             1996               1995               1994
                                                      ------------------ ------------------ ------------------
Proceeds from sale of real estate held for
  development                                             $383,608           $2,172,004           $5,197,843
Gain on sale of real estate held for development            60,162              522,746            1,114,267


During 1995, the Company's primary project, Rose Hill Farm, was substantially completed. On December 22, 1995, the Company purchased an additional parcel of land known as Prairie Ridge, also located in Naperville. It is management's intention to develop this property in much the same manner as Rose Hill Farm. The Company's investment in the projects totaled $2,871,142 and $1,624,809 at December 31, 1996 and 1995, respectively.

During 1995, the Company acquired a parcel of land for $436,544 from the Rose Hill Farm project as a possible future branch site. Land totaling $291,000, not required for the branch, will be sold for commercial development. The portion of the land to be sold is included with other assets on the Consolidated Statements of Financial Condition.

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment consists of the following at:

                                                        DECEMBER 31,
                                            -------------------------------------
                                                   1996               1995
                                            ------------------ ------------------
        Cost
          Land                                 $   849,956         $  849,956
          Buildings and improvements             1,776,544          1,776,544
          Furniture and fixtures                   549,218            392,830
                                               -----------         ----------
            Total cost                           3,175,718          3,019,330
        Less accumulated depreciation           (1,025,986)          (931,019)
                                               -----------         ----------
                                               $ 2,149,732         $2,088,311
                                               ===========         ==========


NOTE 6.  DEPOSITS

Certificate of deposit accounts with balances $100,000 or more totaled $8,413,366 at December 31, 1996 and $8,040,979 at December 31, 1995.

At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

        1997                         $62,304,605
        1998                          13,153,371
        1999                           5,056,258
        2000                           1,825,578
        2001 and thereafter            1,836,363
                                     -----------
                                     $84,176,175
                                     ===========


NOTE 7.  ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 1996, the Company had advances from the Federal Home Loan Bank of Chicago (FHLB) of $5,000,000. FHLB advances consist of an open line of credit and bear an interest rate which adjusts daily. The interest rate was 6.95% as of December 31, 1996.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 167% of the outstanding secured advances from the FHLB.

NOTE 8.  RETIREMENT PLANS

The Company committed to terminate its defined benefit pension plan in 1996. All participants became fully vested as of May 31, 1996 and no credit was given for service after that date. The Company expects to terminate the plan and settle the pension obligations in 1997 with no material gain or loss.

The following table sets forth the pension plan's funded status and amounts actuarially determined at December 31, 1996 and 1995:

                                                                           1996                1995
                                                                        ---------           ---------
 Actuarial present value of benefit obligations
   Accumulated benefit obligation, all vested                           $(246,753)          $(222,041)
                                                                        =========           =========
   Projected benefit obligation for service rendered to date            $(328,752)          $(685,728)
   Plan assets at estimated fair market value, consisting primarily of
     interest-bearing deposits and marketable securities                  328,752             316,820
   Projected benefit obligation in excess of plan assets                   --                (368,908)
                                                                        ---------           ---------
   Unrecognized net loss from past experience different from that
     assumed and effects of changes in assumptions                         --                 179,064
   Unrecognized transition amount, being recognized over 31 years          --                  44,823
                                                                        ---------           ---------
     Net pension liability                                              $  --               $(145,021)
                                                                        =========           =========

                                                       1996                1995               1994
                                                     --------            --------           --------
 Net pension cost included the following components
  Service cost--benefits earned during the year      $ 23,425            $ 42,074           $ 43,890
  Interest cost on projected benefit obligation        26,435              38,577             35,700
  Actual return on plan assets                        (25,598)            (44,879)           (17,044)
  Net amortization and deferral                             8              24,341              1,238
                                                     --------            --------           --------
   Net pension cost                                  $ 24,270            $ 60,113           $ 63,784
                                                     ========            ========           ========
 Assumptions used by the actuaries for the defined
  benefit plan were
  Discount rate
   Pre-retirement                                        7.25%               7.25%               8.5%
   Post-retirement                                        6.0%                6.0%               6.0%
  Rate of increase in compensation levels                N/A                  5.0%               5.0%
  Expected long-term rate of return on assets             8.0%                8.0%               8.0%


There were no contributions to the plan in 1996, 1995, or 1994.

The Bank maintains a profit sharing plan which covers substantially all employees. Contributions to the profit sharing plan are made at the discretion of the Board of Directors and charged to expense annually. Plan contributions for 1996, 1995, and 1994 were $0, $141,451, and $118,882, respectively.

During 1996, the Bank established a non-qualified Supplemental Executive Retirement Plan (SERP) to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits had been reduced as the result of changes in the Internal Revenue Code. Benefits to be provided under the SERP will be funded with proportional contributions from the Company and the Bank. During 1996, there were no such contributions.

NOTE 9.  STOCK-BASED COMPENSATION PLAN

As part of the conversion transaction, the Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a fifteen-year period. However, in the event the Bank's contributions exceed the minimum debt service requirements, additional principal payments will be made.

During 1996, 16,757 shares of stock with an average fair value of $13 per share were committed to be released, resulting in ESOP compensation expense of $217,841. Shares held by the ESOP at December 31, 1996 are as follows:

        Allocated shares                             16,757
        Unallocated shares                          199,342
                                                 ----------
        Total ESOP shares                           216,099
                                                 ==========
        Fair value of unallocated shares         $2,591,446
                                                 ==========


NOTE 10.  REGULATORY CAPITAL

On March 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federal chartered mutual savings bank to a federal chartered stock savings bank with the concurrent formation of a holding company. On August 9, 1996, the Company sold 2,701,441 shares of common stock at $10 per share and received proceeds of $23,903,420, net of conversion expenses and ESOP shares. Approximately 50% of the gross proceeds were used by the Company to acquire all of the capital stock of the Bank. The conversion was accounted for as an internal reorganization with historical account balances carried forward.

At the time of conversion, the Bank established a liquidation account totaling $17,646,000. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.

Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At year end, actual capital levels (in thousands) and minimum required levels were:

                                                                      1996
                                  ----------------------------------------------------------------------------
                                                                                          MINIMUM REQUIRED
                                                                                             TO BE WELL
                                                                MINIMUM REQUIRED         CAPITALIZED UNDER
                                                                  FOR CAPITAL            PROMPT CORRECTIVE
                                           ACTUAL              ADEQUACY PURPOSES         ACTION REGULATIONS
                                  ------------------------  ------------------------  ------------------------
                                     AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                  -----------  -----------  -----------  -----------  ----------- ------------
 Total capital
   (to risk-weighted assets)      $27,634        58.2%       $3,797        8.0%       $4,797       10.0%
 Tier 1 (core) capital
   (to risk-weighted assets)      $27,134        57.2%       $1,899        4.0%       $1,899        4.0%
 Tier 1 (core) capital
   (to adjusted total assets)     $27,134        16.5%       $4,947        3.0%         N/A          N/A
 Tangible capital
   (to adjusted total assets)     $27,134        16.5%       $2,473        1.5%         N/A          N/A
 Tier 1 (leverage) capital
   (to average total assets)      $27,134        16.6%       $6,530        4.0%       $8,163        5.0%

                                                                      1995
                                  ----------------------------------------------------------------------------
 Total capital
   (to risk-weighted assets)      $16,404        36.0%       $3,640        8.0%       $4,550       10.0%
 Tier 1 (core) capital
   (to risk-weighted assets)      $15,831        34.8%       $1,820        4.0%       $1,820        4.0%
 Tier 1 (core) capital
   (to adjusted total assets)     $15,831        10.2%       $4,717        3.0%         N/A         N/A
 Tangible capital
   (to adjusted total assets)     $15,831        10.2%       $2,359        1.5%         N/A         N/A
 Tier 1 (leverage) capital
   (to average total assets)      $15,831        11.0%       $5,767        4.0%       $7,208        5.0%


The Bank at December 31, 1996 was categorized as well capitalized. Federal regulations require the Qualified Thrift Lender (QTL) test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and Federal Home Loan Bank advances or the Bank must convert to a commercial bank charter. The Bank meets the requirements of the QTL test at December 31, 1996.

NOTE 11.  INCOME TAXES

Income tax expense consists of the following:

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                                 1996               1995               1994
                                           ------------------ ------------------  -----------------
Currently payable tax
  Federal                                        $465,214         $551,949            $845,920
  State                                                --          (70,443)            (21,000)
Deferred tax expense                               78,173          (68,589)             56,391
                                                 --------         --------            --------
  Income tax expense                             $543,387         $412,917            $881,311
                                                 ========         ========            ========


The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as a result of the following items:

                                                                    DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                   PERCENTAGE              PERCENTAGE              PERCENTAGE
                                                    OF INCOME               OF INCOME               OF INCOME
                                                     BEFORE                  BEFORE                  BEFORE
                                                     INCOME                  INCOME                  INCOME
                                         AMOUNT       TAXES      AMOUNT       TAXES      AMOUNT       TAXES
                                       ----------  ----------  ----------  ----------  ----------  -----------
                                                1996                    1995                    1994
                                       ----------------------  ----------------------  -----------------------
Income tax computed at the            $545,506     34.0%       $458,647      34.0%     $894,882      34.0%
  statutory rate
State income tax expense (benefit)
  net of federal tax                        --       --         (45,353)     (3.4)       (6,507)      (.2)
ESOP contribution                       17,092      1.1              --        --            --        --
Other items, net                       (19,211)    (1.2)           (377)       --        (7,064)      (.3)
                                      --------    ------       --------      ----       --------     ----
                                      $543,387     33.9%       $412,917      30.6%      $881,311     33.5%
                                      ========     ====        ========      ====       ========     ====


The Company has qualified under provisions of the Internal Revenue Code which historically allowed it to deduct from taxable income a provision for bad debts which differed from the provision charged to income on the financial statements. Retained earnings at December 31, 1996 and 1995 include approximately $3,298,000 of such excess deductions, which arose through 1987, for which no deferred federal income tax liability has been recorded.

Deferred tax assets (liabilities) are comprised of the following at:

                                              DECEMBER 31,
                                 ----------------------------------------
                                        1996                 1995
                                 ------------------- --------------------
 Other                                $ 22,350            $    --
 Deferred loan fees                    161,881             178,299
 Pension expense                            --              56,181
 Unrealized loss on securities
    available-for-sale                  93,822                 --
                                      --------            --------
                                       278,053             234,480
 Bad debt deduction                   (275,871)           (248,952)
 Federal Home Loan Bank stock
    dividend                           (36,921)            (36,921)
 Depreciation                         (117,334)           (116,329)
 Unrealized gain on securities
    available-for-sale                      --             (48,491)
                                      --------           ---------
                                      (430,126)           (450,693)
                                     ---------           ---------
 Net deferred tax liability          $(152,073)          $(216,213)
                                     =========           =========


NOTE 12. COMMITMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, AND CONCENTRATIONS OF CREDIT RISK

The Company grants mortgages and installment loans to, and obtains deposits from, customers primarily in Cook, DuPage, and Will counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets. The Company also develops residential housing lots in DuPage and Will counties for sale to local home builders.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of standby letters of credit and commitments to make loans and fund loans in process. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded on the statement of financial condition.

These financial instruments are summarized as follows at:

                                               CONTRACT AMOUNT DECEMBER 31,
                                             ----------------------------------
                                                 1996                 1995
                                             ---------------  -----------------
  Financial instruments whose contract
     amounts represent credit  risk
   Commitments to make loans
     (all fixed rate)                           $  835,000         $  699,000
   Standby letters of credit                     1,665,000            597,000
   Loans in process                              1,043,000          1,148,000



The fixed rate loan commitments at December 31, 1996 have original terms of 45 to 152 days and rates in the range of 7.00% to 8.90%. Fixed rate loan commitments at December 31, 1995 have original terms of 45 to 152 days and rates in the range of 7.00% to 8.50%.

Since certain commitments to make loans and fund loans in process expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

The deposits of savings associations are presently insured by the Savings Association Insurance Fund (SAIF), which, along with the Bank Insurance Fund
(BIF), is one of the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC). Due to the inadequate capitalization of SAIF, a recapitalization plan was signed into law on September 30, 1996 which required a special assessment of .657% of all SAIF-insured deposit balances as of March 31, 1995. The Company's assessment of $736,376 is reflected in the 1996 Consolidated Statement of Income.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 1996, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $5,445,000. At December 31, 1995, the balance was approximately $11,767,000.

NOTE 13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments is as follows:

                                                                           DECEMBER 31,
                                               -------------------------------------------------------------------
                                                              1995                              1996
                                               ---------------------------------   ---------------------------------
                                                  APPROXIMATE                         APPROXIMATE
                                                   CARRYING       ESTIMATED            CARRYING         ESTIMATED
                                                    AMOUNT       FAIR VALUE             AMOUNT         FAIR VALUE
                                               ---------------- ----------------   ---------------- ----------------
                                                                         (in thousands)
 ASSETS
   Cash and cash equivalents                   $  6,213         $  6,213              $ 12,790         $ 12,790
   Securities available-for-sale                 50,109           50,109                37,134           37,134
   Securities held-to-maturity                   47,840           47,553                42,494           42,294
   Loans receivable, net                         66,179           67,168                60,538           61,587
   Federal Home Loan Bank stock                     756              756                   676              676
   Accrued interest receivable                    1,626            1,626                 1,190            1,190

 LIABILITIES
   Demand and NOW                                (6,760)          (6,760)               (6,981)          (6,981)
   Money market                                  (4,041)          (4,041)               (4,014)          (4,014)
   Passbook savings                             (33,875)         (33,875)              (34,798)         (34,798)
   Certificates of deposit                      (84,176)         (84,505)              (84,709)         (85,410)
   Advances from borrowers for taxes
     and insurance                               (1,288)          (1,288)               (1,117)          (1,117)
   Federal Home Loan Bank advances               (5,000)          (5,000)               (9,000)          (9,000)
   Accrued interest payable                        (159)            (159)                 (184)            (184)


For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

Securities: The fair values of securities are based on the quoted market value for the individual security or its equivalent. The fair value of Federal Home Loan Bank stock is based on its redemption value.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid.

Deposits: The estimated fair value for time deposits has been determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of demand and NOW, money market, and passbook savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area.

Federal Home Loan Bank Advances: The advances are at current market rates. Accordingly, fair value is assumed to equal carrying value.

Accrued Interest and Advances from Borrowers for Taxes and Insurance: The fair values of accrued interest receivable and payable and advances from borrowers for taxes and insurance are assumed to equal their carrying value.

Off-Balance-Sheet Instruments: Off-balance-sheet items consist principally of unfunded loan commitments and standby letters of credit. The fair value of these items is not material.

Other assets and liabilities of the Company not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as the value of core deposits, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 1996 or December 31, 1995, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1996 and December 31, 1995 should not necessarily be considered to apply at subsequent dates.

NOTE 14.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed balance sheet, statement of income and statement of cash flows for Park Bancorp, Inc. The Company was formed on August 9, 1996. Accordingly, the statements of income and statement of cash flows reflect the period August 9, 1996 through December 31, 1996.

 CONDENSED BALANCE SHEET                                                         DECEMBER 31, 1996
                                                                              ------------------------
 ASSETS
 Cash and cash equivalents                                                          $   4,566,350
 Securities available-for-sale                                                          2,997,050
 Securities held-to-maturity                                                            3,149,084
 ESOP loan                                                                              1,980,907
 Investment in bank subsidiary                                                         29,822,990
 Accrued interest receivable and other assets                                              47,415
                                                                                    -------------
                                                                                    $  42,563,796
                                                                                    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accrued expenses and other liabilities                                             $     107,000
 Stockholders' equity
   Common stock                                                                            27,014
   Additional paid-in capital                                                          26,087,667
   Retained earnings                                                                   18,517,660
   Unearned ESOP shares                                                                (1,993,420)
   Unrealized depreciation on securities available-for-sale                              (182,125)
                                                                                    -------------
                                                                                    $  42,563,796
                                                                                    =============

                                                                                  FOR THE PERIOD
                                                                                 AUGUST 9, 1996 TO
 CONDENSED STATEMENTS OF CASH FLOWS                                              DECEMBER 31, 1996
                                                                              ------------------------
 Interest income
   Securities                                                                       $      65,056
   ESOP loan                                                                               79,409
   Interest bearing deposits with other financial institutions                            169,673
                                                                                    -------------
     Total income                                                                         314,138
 Other expenses                                                                                42
                                                                                    -------------
 INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY       314,096
 Income taxes                                                                             107,000
                                                                                    -------------
 INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                        207,096
 Equity in undistributed earnings of bank subsidiary                                      156,406
                                                                                    -------------
 NET INCOME                                                                         $     363,502
                                                                                    =============

                                                                                           FOR THE PERIOD
                                                                                         AUGUST 9, 1996 TO
 CONDENSED STATEMENT OF INCOME                                                           DECEMBER 31, 1996
                                                                                     ------------------------
 OPERATING ACTIVITIES
   Net income                                                                               $    363,502
   Adjustments to reconcile net income to net cash provided by operating activities
    Equity in undistributed earnings of bank subsidiary                                         (156,406)
    Change in
      Other assets                                                                               (47,415)
      Other liabilities                                                                          107,000
                                                                                            ------------
        Net cash from operating activities                                                       266,681
 INVESTING ACTIVITIES
   Purchase of bank subsidiary stock                                                         (13,637,700)
   Purchase of securities available-for-sale                                                  (2,997,050)
   Purchase of securities held-to-maturity                                                    (3,149,084)
   Payment received on loan to ESOP                                                              180,083
                                                                                            ------------
    Net cash from investing activities                                                       (19,603,751)
 FINANCING ACTIVITIES
   Net proceeds from sale of common stock                                                     23,903,420
                                                                                            ------------
 Net change in cash and cash equivalents                                                       4,566,350
 Cash and cash equivalents at beginning of period                                           ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  4,566,350
                                                                                            ============

NOTE 15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           1996 -- THREE MONTHS ENDED
                                   ---------------------------------------------------------------------------
                                        MARCH 31           JUNE 30          SEPTEMBER 30       DECEMBER 31
                                   -----------------  -----------------  ------------------ ------------------
                                                      (In thousands, except per share data)
 Interest income                       $ 2,643           $  2,612           $  2,970            $ 3,110
 Interest expense                       (1,553)            (1,561)            (1,579)            (1,626)
                                       -------           --------           --------            -------
 NET INTEREST INCOME                     1,090              1,051              1,391              1,484
 Provision for loan losses                 --                  --                 --                 --
 Other income                               77                 80                 79                 71
 Other expense                            (783)              (760)            (1,462)              (714)
                                       -------            -------           --------            --------
 INCOME BEFORE INCOME TAXES                384                371                  8                 841
 Income taxes                             (130)              (130)                 4                (287)
                                       -------            -------           --------            --------
 NET INCOME                            $   254            $   241           $     12            $    554
                                       =======            =======           ========            ========
 Earnings per common share(1)              N/A                N/A           $   (.07)           $    .22

                                                           1995 -- THREE MONTHS ENDED
                                   ---------------------------------------------------------------------------
                                        MARCH 31           JUNE 30          SEPTEMBER 30       DECEMBER 31
                                   -----------------  -----------------  ------------------ ------------------
 Interest income                       $ 2,366           $  2,430           $  2,433           $  2,526
 Interest expense                       (1,329)            (1,385)            (1,444)            (1,547)
                                       -------           --------           --------           --------
 NET INTEREST INCOME                     1,037              1,045                989                979
 Provision for loan losses                 (15)               (10)                --               (273)
 Other income                              308                 95                 64                226
 Other expense                            (754)              (770)              (837)              (736)
                                       -------           --------           --------           --------
 INCOME BEFORE INCOME TAXES                576                360                216                196
 Income taxes                             (200)              (106)              (74)                (32)
                                       -------           --------           --------           --------
 NET INCOME                            $   376           $    254           $    142           $    164
                                       =======           ========           ========           ========
 Earnings Per Common Share                 N/A                N/A                N/A                N/A


(1) Earnings per common share for the three months ended September 30, 1996 is computed on a net loss of $190,000 from August 9, 1996, the date that the Bank converted to stock ownership.

                                 EXHIBIT INDEX

                               Park Bancorp, Inc.

                        Form 10-K for fiscal year ended

                               December 31, 1996

   3.1 Certificate of Incorporation of Park Bancorp, Inc. ("Park Bancorp") (incorporated by reference to Exhibit 3.1 to Park Bancorp's Registration Statement No. 333-4380)

   3.2    Bylaws  of  Park  Bancorp,  Inc.  (incorporated  by  reference  to
          Exhibit 3.2  to  Park  Bancorp's Registration Statement No. 333-4380)
   3.3 Federal Stock Charter and Bylaws of Park Federal Savings Bank (incorporated by reference to Exhibit 2.1 to Park Bancorp's Registration Statement No. 333-4380)

   4.0 Stock Certificate of Park Bancorp, Inc. (incorporated by reference to Exhibit 4.0 to Park Bancorp's Registration Statement No. 333-4380)

  10.1* Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp's Registration Statement No. 333-4380)
  10.2* ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp's Registration Statement No. 333-4380)

  10.3* Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp's Registration Statement No. 333-4380)
  10.4* Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp's Registration Statement No. 333-4380)

  10.5* Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp's Registration Statement No. 333-4380)

  10.6*   Park Bancorp, Inc. 1997 Stock-Based Incentive Plan

  21.0    Subsidiaries of Registrant

  27.0    Financial Data Schedule




----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.