Form 10-Q
period 1997-03-31
PARK BANCORP INC
filed 1997-05-15
CIK 1013554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

or

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-20867

PARK BANCORP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE                                                           36-4082530
-----------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)

2740 WEST 55TH STREET, CHICAGO, ILLINOIS                                60632
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

(773) 434-6040
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                 Not Applicable
-----------------------------------------------------------------------------
             (Former name, former addresses and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,527,366 shares of common stock, par value $.01 per share, were outstanding as of May 15, 1997.

                               PARK BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                            PAGE

PART I               FINANCIAL INFORMATION

       Item 1        Consolidated Statements of Financial Condition
                     March 31, 1997 and December 31, 1996                      3

                     Consolidated Income Statements
                     Three Months Ended March 31, 1997 and 1996                4

                     Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 1997 and 1996                5

                     Consolidated Statements of Stockholders' Equity
                     March 31, 1997 and December 31, 1996                      6

                     Notes to Consolidated Financial Statements                7

       Item 2        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             8

       Item 3        Quantitative and Qualitative
                     Disclosures About Market Risks                           11

PART II              OTHER INFORMATION

                     Item 1 Legal Proceedings                                 11

                     Item 2 Changes in Securities                             11

                     Item 3 Defaults Upon Senior Securities                   11

                     Item 4 Submission of Matters to a Vote of
                     Securities Holders                                       11

                     Item 5 Other Information                                 11

                     Item 6 Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                                    12

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited)
(In Thousands)


                                                           March 31,   December 31,
                                                             1997          1996
                                                           ---------   ------------
          ASSETS
Cash and due from banks                                   $    865      $     769
Interest-bearing deposit accounts in
   other financial institutions                              3,830          5,444
                                                           -------        -------
   Total cash and cash equivalents                           4,695          6,213
Securities available-for-sale                               49,711         50,109
Securities held-to-maturity
   (fair value $49,306 and $47,553
   in 1997 and 1996, respectively)                          49,988         47,840
Loans receivable, net                                       65,680         66,179
Federal Home Loan Bank stock                                   756            756
Real estate held for development                             2,812          2,871
Premises and equipment, net                                  2,547          2,150
Foreclosed real estate                                          60             60
Accrued interest receivable and other assets                 1,732          2,016
                                                           -------        -------

TOTAL ASSETS                                              $177,981      $ 178,194
                                                          ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                  $127,539      $ 128,852
Advances from borrowers for taxes and insurance              1,200          1,287
Federal Home Loan Bank advances                              5,000          5,000
Accrued interest payable and other liabilities               5,645            598
                                                          --------       --------
   Total liabilities                                       139,384        135,737

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000
   shares authorized and unissued                                -              -
Common stock, $.01 par value, 9,000,000
   shares authorized; 2,701,441 shares
   issued; 2,527,366 and 2,701,441 shares
   outstanding, respectively                                    27             27
Additional paid-in capital                                  27,552         26,088
Retained earnings, substantially restricted                 19,009         18,518
Unearned ESOP shares                                        (1,947)        (1,994)
Unearned stock awards                                       (1,326)             -
Treasury stock at cost - 270,000 shares and
   0 shares, respectively                                   (4,219)             -
Unrealized loss on securities available-for-
   sale, net of taxes                                         (499)          (182)
                                                          --------       --------
   Total stockholders' equity                               38,597         42,457
                                                          --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $177,981      $ 178,194
                                                          ========       ========


Park Bancorp, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)
(In Thousands, Except Per Share Data)


                                                         For The Three Months
                                                            Ended March 31,
                                                         --------------------
                                                           1997        1996
                                                           ----        ----
Interest income:
   Loans receivable                                       $1,404      $1,394
   Securities                                              1,698       1,187
   Other                                                      48          82
                                                          ------      ------
       Total                                               3,150       2,663

Interest expense:
   Deposits                                                1,498       1,556
   Federal Home Loan Bank advances                            71           2
                                                          ------      ------
       Total                                               1,569       1,558
                                                          ------      ------

Net interest income                                        1,581       1,105

Provision for loan losses                                      -           -
                                                          ------      ------

Net interest income after provision
   for loan losses                                         1,581       1,105

Noninterest income:
   Income on sale of real estate                              45          22
   Service fee income                                         36          22
   Other operating income                                      7          14
                                                          ------      ------
       Total noninterest income                               88          58

Noninterest expense:
   Compensation and benefits                                 591         436
   Occupancy and equipment expense                           120         122
   Federal deposit insurance premiums                         33          83
   Data processing services                                   32          33
   Advertising                                                23          18
   Stationery, printing and supplies                          34          24
   Other operating expense                                    92          64
                                                          ------      ------
       Total noninterest expense                             925         780
                                                          ------      ------

Income before income taxes                                   744         383

Income tax expense                                           253         130
                                                          ------      ------

   Net income                                             $  491      $  253
                                                          ======      ======

   Earnings per share                                     $  .20         N/A
                                                          ======

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)


                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                           1997        1996
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   491     $    253
Adjustments to reconcile net income to
   net cash from operating activities:
   Net premium amortization                                   (4)          14
   Income on sale of real estate                             (45)         (22)
   Depreciation                                               45           42
   Net change in accrued interest receivable
       and other assets                                      284       (1,385)
   Net change in accrued interest payable
       and other liabilities                               5,211        1,318
   ESOP compensation expense                                  47            -
   Stock-Based Incentive Plan
       compensation expense                                  138            -
                                                         -------      -------

       Net cash from operating activities                  6,167          220


CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                        499        1,245
Proceeds from sales/calls/maturities of
   securities available-for-sale                           3,000        8,800
Proceeds from calls/maturities of
   securities held-to-maturity                             2,000       13,635
Principal repayments on mortgage-backed
   securities available-for-sale                             322          168
Principal repayments on mortgage-backed
   securities held-to-maturity                               851        1,308
Purchase of securities available-for-sale                 (3,400)     (21,184)
Purchase of securities held-to-maturity                   (5,000)           -
Purchase of FHLB stock                                         -          (80)
Net change in real estate held for development               104          151
Net change in real estate owned                                -           (3)
Expenditures for premises and equipment                     (442)        (363)
                                                         -------     --------

   Net cash from investing activities                     (2,066)       3,677

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                    (1,313)         (30)
Net change in advances from borrowers
   for taxes and insurance                                   (87)         (94)
Net change in FHLB advances                                    -       (9,000)
Purchase of treasury stock                                (4,219)           -
                                                         -------     --------

   Net cash from financing activities                     (5,619)      (9,124)
                                                         -------     --------

Net change in cash and cash equivalents                   (1,518)      (5,227)
Cash and cash equivalents at
   beginning of period                                     6,213       12,790
                                                         -------     --------

Cash and cash equivalents at end of period               $ 4,695     $  7,563
                                                         =======     ========

Supplemental disclosures of
   cash flow information
   Cash paid during the period for
       Interest                                          $ 1,567     $  1,578
       Income taxes                                           45            -


Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)


                                                               Retained
                                                Additional     Earnings,    Unearned-
                                        Common    Paid-in    Substantially    ESOP
                                         Stock    Capital     Restricted     Shares

Balance at December 31, 1995            $  -     $      -      $ 17,457     $      -
Issuance of common stock,
   net of conversion
   costs of $950                          27       26,038             -       (2,161)
ESOP shares released                       -           50             -          167
Net income                                 -            -         1,061            -
Depreciation of fair value
   of securities classified
   as available-for-sale,
   net of income taxes of $142             -            -             -            -
                                        ----      -------       -------      -------
Balance at December 31, 1996              27       26,088        18,518       (1,994)
Net income                                 -            -           491            -
Purchase of common stock                   -            -             -            -
Grant of stock awards under
   Stock-Based Incentive Plan              -        1,464             -            -
ESOP shares earned                         -            -             -           47
Stock awards earned                        -            -             -            -
Depreciation in fair value of
   securities classified as
   available-for-sale, net of
   income taxes of $161                    -            -             -            -
                                        ----      -------       -------      -------

Balance at March 31, 1997               $ 27     $ 27,552      $ 19,009     $ (1,947)
                                        ====      =======       =======      =======



                                                              Unrealized
                                                             Appreciation
                                                            (Depreciation)
                                      Unearned-              on Securities   Stock-
                                        Stock     Treasury    Available-    holders'
                                       Awards       Stock      for-Sale      Equity

Balance at December 31, 1995         $     -     $      -       $   77      $ 17,534
Issuance of common stock,
   net of conversion
   costs of $950                           -            -            -        23,904
ESOP shares released                       -            -            -           217
Net income                                 -            -            -         1,061
Depreciation of fair value
   of securities classified
   as available-for-sale,
   net of income taxes of $142             -            -         (259)         (259)
                                       -----      -------       ------       -------
Balance at December 31, 1996               -            -         (182)       42,457
Net income                                 -            -            -           491
Purchase of common stock                   -       (4,219)           -        (4,219)
Grant of stock awards under
   Stock-Based Incentive Plan         (1,464)           -            -             -
ESOP shares earned                         -            -            -            47
Stock awards earned                      138            -            -           138
Depreciation in fair value of
   securities classified as
   available-for-sale, net of
   income taxes of $161                    -            -         (317)         (317)
                                      ------      -------       ------       -------

Balance at March 31, 1997            $(1,326)    $(4,219)      $  (499)     $ 38,597
                                      ======      =======       ======       =======


PARK BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Park Federal Savings Bank (Bank) and its subsidiaries, as of March 31, 1997 and December 31, 1996 and for the three-month periods ended March 31, 1997 and 1996, respectively. The consolidated financial statements for periods prior to September 31, 1996 include only the accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

Note 2 - Conversion

On August 9, 1996, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Bank issued all of its common stock to the Corporation and at the same time the Corporation issued 2,701,441 shares of common stock at $10.00 per share, all pursuant to a plan of conversion (the Conversion).

Note 3 - Earnings Per Share

Earnings per share for periods subsequent to the Conversion is calculated by dividing the net earnings by the weighted average number of shares outstanding and common stock equivalents attributable to outstanding stock options, when dilutive. The weighted average number of the Corporation's shares of common stock used to calculate earnings per share for the quarter ended March 31, 1997 was 2,525,850.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

PARK BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at March 31, 1997 to its financial condition at December 31, 1996 and the results of operations for the three months ended March 31, 1997 to the same period in 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 1997 were $178.0 million compared to $178.2 million at December 31, 1996, a decrease of $0.2 million. During the three months ended March 31, 1997, cash and cash equivalents decreased by $1.5 million and securities held-to-maturity increased by $2.1 million as excess funds were reinvested primarily in U.S. Treasury Notes.

Total liabilities at March 31, 1997 were $139.4 million compared to $135.7 million at December 31, 1996, an increase of $3.7 million. Accrued interest payable and other liabilities increased by approximately $5.0 million, primarily due to the purchase of 270,000 shares of the Company's common stock on March 22, 1997 at a price of $15.625 per share. This transaction settled on April 2, 1997. Total deposits decreased by approximately $1.3 million during the three months ended March 31, 1997.

Stockholders' equity at March 31, 1997 was $38.6 million compared to $42.5 million at December 31, 1996, a decrease of $3.9 million. This decrease was primarily attributable to the purchase of 270,000 shares of the Corporation's common stock in the open market as previously discussed. During the first quarter of 1997, the Corporation granted 92,925 shares of stock awards under the 1997 Stock-Based Incentive Plan.

RESULTS OF OPERATIONS

Net income increased 94.1% from $253,000 for the quarter ended March 31, 1996 to $491,000 for the quarter ended March 31, 1997. Net interest income increased 43.1% for the three-month period ended March 31, 1997 compared to the same period in 1996. This increase was primarily attributable to an increase in loans and securities as the net proceeds from the initial public offering were converted to interest earning assets.

Noninterest income for the Corporation increased from $58,000 for the three-month period ended March 31, 1996 to $88,000 for the same three-month period in 1997. This increase was primarily due to an increase in income from the sale of real estate held for development and increased fees on deposit accounts.

Noninterest expense increased from $780,000 for the three-month period ended March 31, 1996 to $925,000 for the three-month period ended March 31, 1997 primarily as a result of compensation expense associated with the recently adopted ESOP and Management Retention Plan. The additional expense from these plans was partially offset by elimination of expenses associated with the pension and profit sharing plans which were terminated during 1996. The Corporation's federal income tax expense increased from $130,000 for the three-month period ended March 31, 1996 to $253,000 for the three-month period ended March 31, 1997. The change in income tax was attributable to the increase in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's general objective for liquidity is to be above 9%; however, the Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at March 31, 1997 was 57.8%.

At March 31, 1997, the Bank had $1.5 million in commitments to originate loans and $1.7 million in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 1997:

                                 ACTUAL            REQUIRED             EXCESS
                              AMOUNT      %       AMOUNT     %        AMOUNT      %

Tangible capital           $  27,759    16.9%   $ 2,461     1.5%    $ 25,298    15.4%
Core leverage capital         27,759    16.9      4,923     3.0       22,836    13.9
Risk-based capital            28,259    60.6      3,729     8.0       24,530    52.6


NEW ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which has been amended by SFAS No. 127. This statement, as amended, provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishments of liabilities. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse, and servicing of loans. SFAS No. 125 is based on a consistent application of a financial components approach that focuses on control and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available-for-sale or trading. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998. The adoption of SFAS No. 125 will not have a material impact on the Corporation.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the recently issued

International Accounting Standard No. 33, "Earnings Per Share." Under this statement, primary EPS computed in accordance with APB Opinion No. 15 will be replaced with a new, simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common shareholders (i.e., net income less preferred stock dividends) by the weighted average common shares outstanding without consideration for common stock equivalents such as options, warrants, and convertible securities. Fully diluted EPS will not change significantly but has been renamed diluted EPS.

SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Upon adoption, the Corporation will be required to change the method currently used to compute EPS and to restate all prior periods. The impact of SFAS No. 128 on the calculation of primary and fully diluted EPS is not expected to be material.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129, effective for financial statements for periods ending after December 15, 1997, consolidates existing disclosure reporting guidance about a company's capital structure under a single standard. This standard will have no impact on the Corporation.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
  REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and its wholly-owned subsidiary include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Corporation's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the SEC.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISKS.

                     Not Applicable



PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

              None

ITEM 2.   CHANGES IN SECURITIES.

              None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

              At a Special Meeting of shareholders on February 27, 1997, the shareholders of Park Bancorp approved the Park Bancorp, Inc. 1997 Stock-Based Incentive Plan. The results of the voting were as follows: for 1,683,249 shares; against 264,424 shares; and abstentions 42,340 shares.

ITEM 5.  OTHER INFORMATION.

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits - Not applicable.



              (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PARK BANCORP, INC.



                                         /s/ David A. Remijas
                                         -------------------------------------
Date:  May 15, 1997                      David A. Remijas
                                         President and Chief Executive Officer



                                         /s/ Steven J. Pokrak
                                         -------------------------------------
Date:  May 15, 1997                      Steven J. Pokrak
                                         Treasurer and Chief Financial Officer