Form 10-Q
period 1997-06-30
PARK BANCORP INC
filed 1997-08-11
CIK 1013554

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 1997

                                      OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________

                      ----------------------------------


                              PARK BANCORP, INC.

            (Exact name of Registrant as specified in its charter)


        Delaware                                               36-4082530
(State of incorporation)          (Commission               (I.R.S. Employer
                                  File Number)             Identification No.)


                2740 West 55th Street, Chicago, Illinois 60632
                                (773) 434-6040
         (Address, including zip code, and telephone number, including area code, of principal executive office)

                      ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES: /X/                 NO: /  /

2,431,440 shares of common stock were outstanding as of August 4, 1997.

                              PARK BANCORP, INC.

                          Form 10-Q Quarterly Report

                                    Index
                                                                     Page
                                                                     ----
PART I - Financial Information

   Item 1  Financial Statements                                        2

   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               7

   Item 3  Quantitative and Qualitative Disclosures About
           Market Risks                                                9



PART II - Other Information

   Item 1  Legal Proceedings                                          10

   Item 2  Changes in Securities                                      10

   Item 3  Defaults Upon Senior Securities                            10

   Item 4  Submission of Matters to a Vote of Securities Holders      10

   Item 5  Other Information                                          10

   Item 6  Exhibits and Reports on Form 8-K                           10



SIGNATURES                                                            11

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        JUNE 30,          DECEMBER 31,
                                                                          1997                1996
                                                                          ----                ----
                 ASSETS

Cash and due from banks                                               $      935          $      769
Interest-bearing deposit accounts in other financial institutions          1,862               5,444
                                                                      ----------          ----------
  Total cash and cash equivalents                                          2,797               6,213
Securities available-for-sale                                             47,283              50,109
Securities held-to-maturity (fair value $49,122 and $47,553
  in 1997 and 1996, respectively)                                         49,388              47,840
Loans receivable, net                                                     67,976              66,179
Federal Home Loan Bank stock                                                 841                 756
Real estate held for development                                           2,639               2,871
Premises and equipment, net                                                2,392               2,150
Foreclosed real estate                                                        60                  60
Accrued interest receivable and other assets                               2,193               2,016
                                                                      ----------          ----------
TOTAL ASSETS                                                          $  175,569          $  178,194
                                                                      ==========          ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                              $  127,214          $  128,852
Advances from borrowers for taxes and insurance                            1,368               1,287
Federal Home Loan Bank advances                                            2,000               5,000
Other borrowings                                                           4,000                   -
Accrued interest payable and other liabilities                             1,434                 598
                                                                      ----------          ----------
  Total liabilities                                                      136,016             135,737

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                                 -                   -
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued and outstanding                                     27                  27
Additional paid-in capital                                                27,843              26,088
Retained earnings, substantially restricted                               19,469              18,518
Unearned ESOP shares                                                      (1,900)             (1,994)
Unearned stock awards                                                     (1,434)                  -
Treasury stock at cost - 270,000 shares and 0 shares, respectively        (4,219)                  -
Unrealized loss on securities available-for-sale, net of taxes              (233)               (182)
                                                                      ----------          ----------
  Total stockholders' equity                                              39,553              42,457
                                                                      ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  175,569          $  178,194
                                                                      ==========          ==========

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THREE MONTHS                  SIX MONTHS
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                       ---------------------         ---------------------
                                        1997           1996           1997           1996
                                       ------         ------         ------         ------
Interest income:
  Loans receivable                     $1,396         $1,277         $2,906         $2,652
  Securities                            1,711          1,334          3,409          2,603
  Other                                    23              -             71              -
                                       ------         ------         ------         ------
       Total                            3,130          2,611          6,386          5,255

Interest expense:
  Deposits                              1,493          1,556          2,991          3,108
  Federal Home Loan Bank advances          50              4            121              5
  Other borrowings                         59              -             59              -
                                       ------         ------         ------         ------
       Total                            1,602          1,560          3,171          3,113
                                       ------         ------         ------         ------
Net interest income                     1,528          1,051          3,109          2,142

Provision for loan losses                   -              -              -              -
                                       ------         ------         ------         ------
Net interest income after provision for
  loan losses                           1,528          1,051          3,109          2,142

Noninterest income:
  Income on sale of real estate            80             18            125             43
  Service fee income                       23             50             59             87
  Other operating income                  113             12            120             27
                                       ------         ------         ------         ------
       Total noninterest income           216             80            304            157

Noninterest expense:
  Compensation and benefits               645            432          1,236            868
  Occupancy and equipment expense         114            100            234            226
  Federal deposit insurance premiums       34             83             67            166
  Data processing services                 31             35             63             68
  Advertising                              46              7             69             25
  Stationery, printing and supplies        26             31             60             43
  Other operating expense                 154             72            246            148
                                       ------         ------         ------         ------
       Total noninterest expense        1,050            760          1,975          1,544
                                       ------         ------         ------         ------
Income before income taxes                694            371          1,438            755

Income tax expense                        234            130            487            260
                                       ------         ------         ------         ------
  Net income                           $  460         $  241         $  951         $  495
                                       ======         ======         ======         ======
Earnings per share                     $  .20            N/A         $  .40            N/A
                                       ======                        ======

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      ------------------
                                                                        1997      1996
                                                                        ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   951    $   495
Adjustments to reconcile net income to net cash from
  operating activities:
  Net premium amortization                                                 (1)       149
  Income on sale of real estate                                          (125)       (43)
  Depreciation                                                             90         84
  Net change in accrued interest receivable and other assets             (177)       (90)
  Net change in accrued interest payable and other liabilities            862        100
  ESOP compensation expense                                               148          -
  Stock-Based Incentive Plan compensation expense                         267          -
                                                                      -------    -------
     Net cash from operating activities                                 2,015        695

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans                                                    (1,797)    (2,263)
Proceeds from sales/calls/maturities/principal repayments
  of securities available-for-sale                                      6,731     12,356
Proceeds from calls/maturities/principal repayments
  of securities held-to-maturity                                        5,443     19,580
Purchase of securities available-for-sale                              (3,972)   (25,432)
Purchase of securities held-to-maturity                                (7,000)   (11,995)
Purchase of FHLB stock                                                    (85)       (80)
Net change in real estate held for development                            357        201
Expenditures for premises and equipment                                  (332)      (446)
                                                                      -------    -------
  Net cash from investing activities                                     (655)    (8,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                 (1,638)     2,157
Net change in advances from borrowers for taxes and insurance              81        128
Net change in FHLB advances                                            (3,000)    (6,000)
Net change in other borrowings                                          4,000          -
Purchase of treasury stock                                             (4,219)         -
                                                                      -------    -------
  Net cash from financing activities                                   (4,776)    (3,715)
                                                                      -------    -------
Net change in cash and cash equivalents                                (3,416)   (11,099)

Cash and cash equivalents at beginning of period                        6,213     12,790
                                                                      -------    -------
Cash and cash equivalents at end of period                            $ 2,797    $ 1,691
                                                                      =======    =======

Interest paid                                                         $ 3,130    $ 3,095
Income taxes paid                                                         540        287

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                    UNREALIZED
                                                         RETAINED                                   GAIN (LOSS)
                                            ADDITIONAL   EARNINGS,    UNEARNED   UNEARNED          ON SECURITIES STOCK-
                                    COMMON   PAID-IN   SUBSTANTIALLY    ESOP      STOCK   TREASURY  AVAILABLE-   HOLDERS'
                                    STOCK    CAPITAL    RESTRICTED     SHARES     AWARDS   STOCK     FOR-SALE    EQUITY
                                   -------- ---------- -------------  --------   -------- -------- ------------  -------

Balance at January 1, 1996          $    -    $     -     $17,456       $     -    $     -   $     -  $   77     $17,533
Net income                               -          -         495             -          -         -       -         495
Depreciation of fair value of
  securities classified as
  available-for-sale, net of tax         -          -           -             -          -         -    (370)       (370)
                                    ------    -------     -------       -------    -------   -------  ------     -------
Balance at June 30, 1996            $    -    $     -     $17,951       $     -    $     -   $     -  $ (293)    $17,658
                                    ======    =======     =======       =======    =======   =======  ======     =======


Balance at January 1, 1997          $   27    $26,088     $18,518       $(1,994)   $     -   $     -  $ (182)    $42,457
Net income                               -          -         951             -          -         -       -         951
Purchase of treasury stock               -          -           -             -          -    (4,219)      -      (4,219)
Grant of stock awards under
  Stock-Based Incentive Plan             -      1,701           -             -     (1,701)        -       -           -
ESOP shares earned                       -         54           -            94          -         -       -         148
Stock awards earned                      -          -           -             -        267         -       -         267
Depreciation in fair value of
  securities classified as
  available-for-sale, net of tax         -          -           -             -          -         -     (51)        (51)
                                    ------    -------     -------       -------    -------   -------  ------     -------
Balance at June 30, 1997            $   27    $27,843     $19,469       $(1,900)   $(1,434)  $(4,219)  $(233)    $39,553
                                    ======    =======     =======       =======    =======   =======  ======     =======

                              PARK BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Park Federal Savings Bank (Bank) and its subsidiaries, as of June 30, 1997 and December 31, 1996 and for the six-month periods ended June 30, 1997 and 1996, respectively. The consolidated financial statements for periods prior to September 31, 1996 include only the accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

Note 2 - Conversion

On August 9, 1996, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Bank issued all of its common stock to the Corporation and at the same time the Corporation issued 2,701,441 shares of common stock at $10.00 per share, all pursuant to a plan of conversion (the Conversion).

At the time of the Conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account is not available for the payment of dividends.

Subsequent to the Conversion, the Corporation may not declare or pay cash dividends on, or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3 - Earnings Per Share

Earnings per share for periods subsequent to the Conversion is calculated by dividing the net earnings by the weighted average number of shares outstanding and common stock equivalents attributable to outstanding stock options, when dilutive. The weighted average number of the Corporation's shares of common stock used to calculate earnings per share for the six months ended June 30, 1997 was 2,363,598.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at June 30, 1997 to its financial condition at December 31, 1996 and the results of operations for the six months ended June 30, 1997 to the same period in 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 1997 were $175.6 million compared to $178.2 million at December 31, 1996, a decrease of $2.6 million. During the six months ended June 30, 1997, cash and cash equivalents decreased by $3.4 million and securities decreased by $1.3 while loans increased $1.8 million.

Total liabilities at June 30, 1997 were $136.0 million compared to $135.7 million at December 31, 1996, an increase of $300,000. Accrued interest payable and other liabilities increased by approximately $836,000, primarily due to increases in the Corporation's income tax liability. Total deposits decreased by approximately $1.6 million during the six months ended June 30, 1997. During the first six months of 1997, the Bank repaid $3 million of advances from the Federal Home Loan Bank of Chicago while the Corporation incurred $4 million of debt to finance the repurchase of its common stock as discussed below.

Stockholders' equity at June 30, 1997 was $39.6 million compared to $42.5 million at December 31, 1996, a decrease of $2.9 million. This decrease was primarily attributable to the purchase of 270,000 shares of the Corporation's common stock in March 1997. During the first half of 1997, the Corporation granted 108,057 shares of stock awards under the 1997 Stock-Based Incentive Plan.

RESULTS OF OPERATIONS

Net income increased 91% from $241,000 for the quarter ended June 30, 1996 to $460,000 for the quarter ended June 30, 1997. Net income for the six-month period ended June 30, 1997 also increased 92% to $951,000 from $495,000 for the same period in 1996.

Net interest income increased by $477,000 and $967,000 to $1.5 million and $3.1 million for the three and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. This increase was primarily attributable to an increase in the average outstanding balance loans and securities as the net proceeds from the initial public offering were converted to interest earning assets. Additionally, the yield on the Corporation's securities portfolio has improved during the first six months of 1997 as compared to the same period in 1996.

Noninterest income for the Corporation increased from $80,000 for the quarter ended June 30, 1996 to $216,000 for the same period in 1997. Similarly, noninterest income increased 94% to $304,000 for the six-month period ended June 30, 1997 from six months ended June 30, 1996. This increase was primarily due to an increase in income from the sale of real estate held for development and a one-time completion fee of $106,000 on a land development loan which was recognized during the second quarter of 1997.

Noninterest expense increased from $760,000 for the three-month period ended June 30, 1996 to $1,050,000 for the three-month period ended June 30, 1997. For the six-month period, noninterest expenses increased $431,000 to $1,975,000 as compared to the six-month period ended June 30, 1996. The increase was primarily attributable to compensation expense associated with the recently adopted ESOP and Management Retention Plan and other costs incurred as a result of operating as a public company. The additional expense from these plans was partially offset by elimination of expenses associated with the pension and profit sharing plans which were terminated during 1996.

The Corporation's federal income tax expense increased from $260,000 for the six-month period ended June 30, 1996 to $487,000 for the six-month period ended June 30, 1997. This expense increased to $234,000 for the quarter ended June 30, 1997 from $130,000 for the same period in 1996. These changes in income tax were attributable to the increase in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and levels. The Bank's regulatory liquidity at June 30, 1997 was 54.1%.

At June 30, 1997, the Bank had $760,000 in commitments to originate loans and $1,067,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1997:

                              ACTUAL         REQUIRED       EXCESS
                            AMOUNT    %     AMOUNT   %     AMOUNT   %
                            ------    -     ------   -     ------   -

 Tangible capital          $28,583  17.7%  $2,427  1.5%   $26,156  16.2%
 Core leverage capital      28,583  17.7    4,853  3.0     23,730  14.7
 Risk-based capital         29,083  48.0    4,843  8.0     24,240  40.0

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

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129, effective for financial statements for periods ending after December 15, 1997, consolidates existing disclosure reporting guidance about a company's capital structure under a single standard. This standard will have no impact on the Corporation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

           None

ITEM 5.  OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits - Not applicable.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARK BANCORP, INC.


                                        /s/ David A. Remijas
                                        --------------------------------------
Date:  August 7, 1997                   David A Remijas
                                        President and Chief Executive Officer



                                        /s/ Steven J. Pokrak
                                        --------------------------------------
Date:  August 7, 1997                   Steven J. Pokrak
                                        Treasurer and Chief Financial Officer