Form 10-Q/A
period 1997-06-30
PARK BANCORP INC
filed 1997-08-26
CIK 1013554

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q/A

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
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THREE MONTHS                  SIX MONTHS
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                       ---------------------         ---------------------
                                        1997           1996           1997           1996
                                       ------         ------         ------         ------
Interest income:
  Loans receivable                     $1,396         $1,277         $2,800         $2,652
  Securities                            1,711          1,334          3,409          2,603
  Other                                    23              -             71              -
                                       ------         ------         ------         ------
       Total                            3,130          2,611          6,280          5,255

Interest expense:
  Deposits                              1,493          1,556          2,991          3,108
  Federal Home Loan Bank advances          50              4            121              5
  Other borrowings                         59              -             59              -
                                       ------         ------         ------         ------
       Total                            1,602          1,560          3,171          3,113
                                       ------         ------         ------         ------
Net interest income                     1,528          1,051          3,109          2,142

Provision for loan losses                   -              -              -              -
                                       ------         ------         ------         ------
Net interest income after provision for
  loan losses                           1,528          1,051          3,109          2,142

Noninterest income:
  Income on sale of real estate            80             18            125             43
  Service fee income                       23             50             59             87
  Other operating income                  113             12            120             27
                                       ------         ------         ------         ------
       Total noninterest income           216             80            304            157

Noninterest expense:
  Compensation and benefits               645            432          1,236            868
  Occupancy and equipment expense         114            100            234            226
  Federal deposit insurance premiums       34             83             67            166
  Data processing services                 31             35             63             68
  Advertising                              46              7             69             25
  Stationery, printing and supplies        26             31             60             43
  Other operating expense                 154             72            246            148
                                       ------         ------         ------         ------
       Total noninterest expense        1,050            760          1,975          1,544
                                       ------         ------         ------         ------
Income before income taxes                694            371          1,438            755

Income tax expense                        234            130            487            260
                                       ------         ------         ------         ------
  Net income                           $  460         $  241         $  951         $  495
                                       ======         ======         ======         ======
Earnings per share                     $  .20            N/A         $  .40            N/A
                                       ======                        ======

                                                 -2-

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