Form 10-Q
period 1997-09-30
PARK BANCORP INC
filed 1997-11-12
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to ______

                           --------------------------

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

                           --------------------------

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

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report


                                      Index


                                                                            Page

PART I - Financial Information

    Item 1    Financial Statements                                            2

    Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 7

    Item 3    Quantitative and Qualitative Disclosures About Market Risks    10


PART II - Other Information

    Item 1    Legal Proceedings                                              11

    Item 2    Changes in Securities                                          11

    Item 3    Defaults Upon Senior Securities                                11

    Item 4    Submission of Matters to a Vote of Securities Holders          11

    Item 5    Other Information                                              11

    Item 6    Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                   12

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
 (In Thousands)

                                                                                                 September 30,      December 31,
                                                                                                          1997              1996
                                                                                                      --------          --------
ASSETS
Cash and due from banks                                                                               $    763          $    769
Interest-bearing deposit accounts in other financial institutions                                        3,011             5,444
                                                                                                      --------          --------
     Total cash and cash equivalents                                                                     3,774             6,213
Securities available-for-sale                                                                           45,439            50,109
Securities held-to-maturity (fair value $48,813 and $47,553
  in 1997 and 1996, respectively)                                                                       48,861            47,840
Loans receivable, net                                                                                   68,827            66,179
Federal Home Loan Bank stock                                                                               841               756
Real estate held for development                                                                         2,243             2,871
Premises and equipment, net                                                                              2,463             2,150
Foreclosed real estate                                                                                      60                60
Accrued interest receivable and other assets                                                             2,007             2,016
                                                                                                      --------          --------
TOTAL ASSETS                                                                                         $ 174,515          $178,194
                                                                                                     =========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                                             $ 128,262          $128,852
Advances from borrowers for taxes and insurance                                                            689             1,287
Federal Home Loan Bank advances                                                                          3,000             5,000
Accrued interest payable and other liabilities                                                           2,185               598
                                                                                                      --------          --------
     Total liabilities                                                                                 134,136           135,737

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                                                               -                 -
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued and outstanding                                                                   27                27
Additional paid-in capital                                                                              27,879            26,088
Retained earnings, substantially restricted                                                             19,918            18,518
Unearned ESOP shares                                                                                   (1,854)           (1,994)
Unearned stock awards                                                                                  (1,360)                 -
Treasury stock at cost - 270,000 shares and 0 shares, respectively                                     (4,221)                 -
Unrealized loss on securities available-for-sale, net of taxes                                            (10)             (182)
                                                                                                      --------          --------
     Total stockholders' equity                                                                         40,379            42,457
                                                                                                      --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $174,515          $178,194
                                                                                                      ========          ========

Park Bancorp, Inc. and Subsidiary
Consolidated Income Statement
(In Thousands)

                                                                                      Three Months                Nine Months
                                                                                  Ended September 30,         Ended September 30,
                                                                                  -------------------        --------------------
                                                                                    1997         1996          1997         1996
                                                                                  ------       ------        ------       ------
Interest income:
     Loans receivable                                                             $1,424       $1,355        $4,224       $4,007
     Securities                                                                    1,694        1,615         5,174        4,218
                                                                                  ------       ------        ------       ------
          Total                                                                    3,118        2,970         9,398        8,225

Interest expense:
     Deposits                                                                      1,524        1,556         4,515        4,665
     Federal Home Loan Bank advances                                                  79           23           259           28
                                                                                  ------       ------        ------       ------
          Total                                                                    1,603        1,579         4,774        4,693
                                                                                  ------       ------        ------       ------

Net interest income                                                                1,515        1,391         4,624        3,532
Provision for loan losses                                                              -            -             -            -
                                                                                  ------       ------        ------       ------

Net interest income after provision for
  loan losses                                                                      1,515        1,391         4,624        3,532

Noninterest income:
     Income on sale of real estate                                                   140           17           265           60
     Gain on sale of securities available-for-sale                                    10            -            10            -
     Service fee income                                                               34           47            93          134
     Other operating income                                                            5           15           125           42
                                                                                  ------       ------        ------       ------
          Total noninterest income                                                   189           79           493          236

Noninterest expense:
     Compensation and benefits                                                       616          377         1,852        1,245
     Occupancy and equipment expense                                                 122          138           356          364
     Federal deposit insurance premiums                                               33          842           100        1,008
     Data processing services                                                         33           28            96           95
     Advertising                                                                      22           22            91           47
     Stationery, printing, and supplies                                               19           20            79           63
     Loss on foreclosed real estate                                                    -            -             -            3
     Other operating expense                                                         184           35           430          180
                                                                                  ------       ------        ------       ------
          Total noninterest expense                                                1,029        1,462         3,004        3,005
                                                                                  ------       ------        ------       ------
Income before income taxes                                                           675            8         2,113          763

Income tax expense                                                                   226          (4)           713          256
                                                                                  ------       ------        ------       ------
     Net income                                                                     $449          $12        $1,400         $507
                                                                                  ======       ======        ======       ======

Earnings per share                                                                 $0.20          N/A         $0.60          N/A
                                                                                  ======                     ======

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)
                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                        ------------------------
                                                                                                          1997              1996
                                                                                                        ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                              $1,400            $  507
Adjustments to reconcile net income to net cash from
  operating activities:
     Net premium amortization (discount accretion)                                                        (14)                28
     Gain on sale of securities available-for-sale                                                        (10)                 -
     Income on sale of real estate                                                                       (265)              (60)
     Depreciation                                                                                          135               126
     Net change in accrued interest receivable and other assets                                              9                98
     Net change in accrued interest payable and other liabilities                                        1,498             1,401
     ESOP compensation expense                                                                             230                 -
     Stock-Based Incentive Plan compensation expense                                                       341                 -
                                                                                                        ------            ------
          Net cash from operating activities                                                             3,324             2,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                                                  (2,648)           (4,811)
Proceeds from sales/calls/maturities/principal repayments
  of securities available-for-sale                                                                      10,333            15,304
Proceeds from calls/maturities/principal repayments
  of securities held-to-maturity                                                                        13,962            22,198
Purchase of securities available-for-sale                                                              (5,370)          (27,703)
Purchase of securities held-to-maturity                                                               (14,991)          (23,985)
Purchase of FHLB stock                                                                                    (85)              (80)
Net change in real estate held for development                                                             893             (351)
Expenditures for premises and equipment                                                                  (448)             (447)
                                                                                                        ------            ------

     Net cash from investing activities                                                                  1,646          (19,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                                                   (590)           (2,442)
Net change in advances from borrowers for taxes and insurance                                            (598)             (500)
Net change in FHLB advances                                                                            (2,000)           (5,000)
Proceeds from issuance of common stock                                                                       -            23,904
Purchase of treasury stock                                                                             (4,221)                 -
                                                                                                        ------            ------
     Net cash from financing activities                                                                (7,409)            15,962

Net change in cash and cash equivalents                                                                (2,439)           (1,813)
                                                                                                        ------            ------
Cash and cash equivalents at beginning of period                                                         6,213            12,790
                                                                                                        ------            ------

Cash and cash equivalents at end of period                                                              $3,774            $10,977
                                                                                                        ======            ======

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(In Thousands)


                                                                                 Retained
                                                                Additional      Earnings,   Unearned
                                                       Common      Paid-in  Substantially       ESOP
                                                        Stock      Capital     Restricted     Shares
                                                        -----      -------     ----------     ------
Balance at January 1, 1996                            $     -      $     -        $17,456   $      -
Issuance of common stock, net of conversion
  costs of $950                                            27       26,038              -    (2,161)
Net income                                                  -            -            507          -
Depreciation of fair value of securities
  available-for-sale, net of tax                            -            -              -          -
                                                      -------      -------        -------   --------

Balance at September 30, 1996                         $    27      $26,038        $17,963   $(2,161)
                                                      =======      =======        =======   ========

Balance at January 1, 1997                            $    27      $26,088        $18,518   $(1,994)
Net income                                                  -            -          1,400          -
Purchase of treasury stock                                  -            -              -          -
Grant of stock awards under Stock-Based
  Incentive Plan                                            -        1,701              -          -
ESOP shares earned                                          -           90              -        140
Stock awards earned                                         -            -              -          -
Depreciation in fair value of securities
  available-for-sale, net of tax                            -            -              -          -
                                                      -------      -------        -------   --------
Balance at September 30, 1997                         $    27      $27,879        $19,918   $(1,854)
                                                      =======      =======        =======   ========

                                                                             Unrealized
                                                                           Appreciation
                                                                         (Depreciation)
                                                      Unearned            on Securities        Stock-
                                                         Stock  Treasury     Available-      holders'
                                                        Awards     Stock       for-Sale        Equity
                                                        ------     -----         ------        ------
Balance at January 1, 1996                            $      -  $      -         $   77      $ 17,533
Issuance of common stock, net of conversion
  costs of $950                                              -         -              -        23,904
Net income                                                   -         -              -           507
Depreciation of fair value of securities
  classified as available-for-sale, net of tax               -         -          (399)         (399)
                                                      --------  --------         ------      --------

Balance at September 30, 1996                         $      -  $      -         $(322)      $ 41,545
                                                      ========  ========         ======      ========

Balance at January 1, 1997                            $      -  $      -         $(182)      $ 42,457
Net income                                                   -         -              -         1,400
Purchase of treasury stock                                   -   (4,221)              -       (4,221)
Grant of stock awards under Stock-Based
  Incentive Plan                                       (1,701)         -              -             -
ESOP shares earned                                           -         -              -           230
Stock awards earned                                        341         -              -           341
Depreciation in fair value of securities
  classified as available-for-sale, net of tax               -         -            172           172
                                                      --------  --------         ------      --------
Balance at September 30, 1997                         $(1,360)  $(4,221)         $ (10)      $ 40,379
                                                      ========  ========         ======      ========

PARK BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Park Federal Savings Bank (Bank) and its subsidiaries, as of September 30, 1997 and December 31, 1996 and for the nine-month periods ended September 30, 1997 and 1996, respectively. The consolidated financial statements for periods prior to September 30, 1996 include only the accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

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

Subsequent to the Conversion, the Company may not declare or pay cash dividends on, or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3 - Earnings Per Share

Earnings per share for periods subsequent to the Conversion is calculated by dividing the net earnings by the weighted average number of shares outstanding and common stock equivalents attributable to outstanding stock options, when dilutive. The weighted average number of the Corporation's shares of common stock used to calculate earnings per share for the quarter ended September 30, 1997 was 2,267,825.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at September 30, 1997 to its financial condition at December 31, 1996 and the results of operations for the nine months ended September 30, 1997 to the same period in 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 1997 were $174.5 million compared to $178.2 million at December 31, 1996, a decrease of $3.7 million. During the nine months ended September 30, 1997, cash and cash equivalents decreased by $2.4 million and securities decreased by $3.7 while loans increased $2.6 million.

Total liabilities at September 30, 1997 were $134.1 million compared to $135.7 million at December 31, 1996, a decrease of $1.6. Accrued interest payable and other liabilities increased by approximately $1.6 million, primarily due to increases in the Corporation's income tax liability. Total deposits decreased by approximately $590,000 during the nine months ended September 30, 1997. During the first nine months of 1997, the Bank repaid $2 million of advances from the Federal Home Loan Bank of Chicago.

Stockholders' equity at September 30, 1997 was $40.3 million compared to $42.5 million at December 31, 1996, a decrease of $2.2 million. This decrease was primarily attributable to the purchase of 270,000 shares of the Corporation's common stock in April 1997. During the first half of 1997, the Corporation granted 92,925 shares of stock awards under the 1997 Stock-Based Incentive Plan.

RESULTS OF OPERATIONS

Net income increased from $12,000 for the quarter ended September 30, 1996 to $449,000 for the quarter ended September 30, 1997. Net income for the nine-month period ended September 30, 1997 also increased 176% to $1,400,000 from $507,000 for the same period in 1996.

Net interest income increased by $124,000 and $1,092,000 to $1.5 million and $4.6 million for the three and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. This increase was primarily attributable to an increase in the average outstanding balance loans and securities as the net proceeds from the initial public offering were converted to interest earning assets. Additionally, the yield on the Company's securities portfolio has improved during the first nine months of 1997 as compared to the same period in 1996.

Noninterest income for the Corporation increased from $79,000 for the quarter ended September 30, 1996 to $189,000 for the same period in 1997. Similarly, noninterest income more than doubled to $493,000 for the nine-month period ended September 30, 1996. This increase was primarily due to an increase in income from the sale of real estate held for development and a one-time completion fee of $106,000 on a land development loan which was recognized during the second quarter of 1997.

Noninterest expense decreased from $1,462,000 for the three-month period ended September 30, 1996 to $1,029,000 for the three-month period ended September 30, 1997. For the nine-month period, noninterest expenses remained relatively stable at $3,004,000 as compared to the nine-month period ended September 30, 1996. The Corporation realized a substantial decrease in a federal deposit insurance expense due to the one-time SAIF assessment recorded in September 1996. This was offset by increased compensation expense associated with the recently adopted ESOP and Management Retention Plan and other costs incurred as a result of operating as a public company. The additional expense from these plans was partially offset by elimination of expenses associated with the pension and profit sharing plans which were terminated during 1996.

The Corporation's federal income tax expense increased from $256,000 for the nine-month period ended September 30, 1996 to $713,000 for the nine-month period ended September 30, 1997. This expense increased to $226,000 for the quarter ended September 30, 1997 from a benefit of $4,000 for the same period in 1996. These changes in income tax were attributable to the increase in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at September 30, 1997 was 52.5%.

At September 30, 1997, the Bank had $2.5 million in commitments to originate loans and $981,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1997:

                           ACTUAL                 REQUIRED              EXCESS
                           AMOUNT    %             AMOUNT    %           AMOUNT    %
Tangible capital           $25,532   15.9%         $2,402    1.5%        $23,130   14.4%
Core leverage capital       25,532   15.9           4,804    3.0          20,728   12.9
Risk-based capital          26,032   43.6           4,773    8.0          21,259   35.6

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

Not applicable.

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

                           None

ITEM 5.           OTHER INFORMATION.

                           None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                        (a) Exhibits - Financial Data Schedule.

                        (b) Reports on Form 8-K. A report was filed on Form S-8
                            as of August 7, 1997 regarding the adoption of the Company's Stock-Based Incentive Plan.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARK BANCORP, INC.

Date:  November 7, 1997                /s/ David A. Remijas
                                       David A. Remijas
                                       President and Chief Executive Officer


Date:  November 12, 1997               /s/ Steven J. Pokrak
                                       Steven J. Pokrak
                                       Treasurer and Chief Financial Officer

 PAGE 7.