Form 10-K
period 1997-12-31
PARK BANCORP INC
filed 1998-03-24
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                               PARK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of incorporation)

                                   36-4082530
                        (IRS Employer Identification No.)

                   5400 SOUTH PULASKI ROAD, CHICAGO, ILLINOIS
                    (Address of Principal Executive Offices)

                                      60632
                                   (ZIP Code)

                                 (773) 582-8616
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.01, PAR VALUE PER SHARE
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $42,203,066 as of March 13, 1998.

As of March 13, 1998, the Registrant had outstanding 2,332,649 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 21, 1998. Incorporated into Part III.

                                     PART I


ITEM 1.       BUSINESS

Park Bancorp, Inc. (the "Company") is a bank holding company engaged in the business of banking through its wholly-owned subsidiary, Park Federal Savings Bank (the "Bank"). The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branches located in Chicago and Westmont, Illinois.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

GENERAL

On August 9, 1996, Park Federal Savings Bank (the "Bank") converted from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank issued all of its common stock to the Company and concurrently the Company issued 2,701,441 shares of common stock at $10.00 per share. As part of the Conversion, approximately 50% of the net proceeds, or $13.5 million, was used to purchase the common stock of the Bank.

The Bank attracts retail deposits from the general public in the area surrounding its offices and invests those deposits, together with funds generated from operations, primarily in fixed-rate one-to-four-family residential mortgage loans and securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank's revenues are derived principally from interest on its mortgage loans and interest and dividends on its securities. The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank, securities sold under repurchase agreements, and principal and interest payments from loans and securities. The Bank also engages in real estate development activities through its subsidiary. The Bank's investment in real estate held for development totaled $2.3 million, or 1.3% of total assets at December 31, 1997. During 1997, the Bank continued sales of its primary development project, Rose Hill Farm, and completed development and began sales efforts of its latest project, Prairie Ridge. During the years ended December 31, 1997, 1996, and 1995, the Bank recorded income of $276,000, $60,000, and $523,000, respectively, related to real estate development.

MARKET AREA AND COMPETITION

The Bank is a community-oriented savings bank. The Bank's primary deposit gathering area is concentrated in the communities surrounding its offices, while its lending activities primarily include areas throughout Cook, DuPage, and Will counties.

The Bank's market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank's Chicago offices are located in diverse communities which have a high percentage of customers of various ethnic backgrounds. Management of the Bank believes that its urban communities are
stable,   residential   neighborhoods   of   predominantly    one-to-four-
family residences, and low to middle income families. The Bank's Westmont office is located in DuPage County which consists predominantly of middle to upper income families.

The Bank does not formally track real estate value or construction starts in its primary market area; however, the officers and directors of the Bank maintain relationships with area contractors and real estate agents which enable them to continually monitor the trends in housing construction and real estate sales in its primary market area. In addition, the Bank obtains information on real estate sales on a weekly basis through the publication of public records. Management is not aware of any material adverse trends in real estate values in its market area.

The Bank's primary market area is a highly competitive market for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings institutions, mortgage banking companies, and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1997, the Bank had total gross loans outstanding of $70.2 million, of which $55.6 million were one-to-four-family residential mortgage loans, or 79.2% of the Bank's total gross loans. The remainder of the portfolio consists of $7.9 million of multi-family mortgage loans, or 11.3% of total gross loans; $1.8 million of commercial real estate loans, or 2.5% of total gross loans; $3.4 million of construction and land loans, or 4.9% of total gross loans; and consumer loans of $1.5 million, or 2.1% of total gross loans. At December 31, 1997, 90.0% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at December 31, 1997.

The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes, and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board, and legislative tax policies.


The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                           -------------------------------------------------------AT DECEMBER 31,-----------------------------------
                           --------1997--------  --------1996---------  --------1995--------  -------1994--------- ---------1993----
                                       Percent                 Percent               Percent              Percent            Percent
                             Amount   of Total      Amount    of Total   Amount     of Total   Amount    of Total   Amount  of Total
                             ------   --------      ------    --------   ------     --------   ------    --------   ------   -------


Real estate
    Residential
       One-to-four-
         family            $ 55,634      79.24%    $ 53,757    78.88%  $ 48,577      77.42%  $ 44,655     75.88%  $ 45,786    77.34%
       Multi-family           7,860      11.19        8,168    11.99      6,163       9.82      5,907     10.04      7,483    12.64
    Commercial                1,794       2.56        1,716     2.52      1,750       2.79      1,426      2.42        774     1.31
    Construction and
      land                    3,421       4.87        3,284     4.82      5,133       8.18      6,038     10.26      4,213     7.12
Consumer                      1,501       2.14        1,223     1.79      1,179       1.79        825      1.40        942     1.59
                            -------    -------      -------   ------    -------    -------    -------   -------    -------  -------

    Total loans, gross       70,210     100.00%      68,148   100.00%    62,742     100.00%    58,851    100.00%    59,198   100.00%
                                        ======              ========               =======              =======             =======

Undisbursed loan
  funds                      (1,042)                 (1,043)             (1,148)               (1,493)              (1,633)
Unamortized
  discounts, net                 (4)                     (8)                (23)                  (51)                 (86)
Deferred loan
  origination fees             (337)                   (418)               (460)                 (474)                (533)
Allowance for
 loan losses                   (500)                   (500)               (573)                  (275)               (250)
                           --------                --------              -------            ---------              --------

    Total loans, net       $ 68,327                $ 66,179             $ 60,538             $ 56,558             $ 56,696
                           ========                ========             ========            =========              ========



Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1997. The table does not include principal prepayments.

                                      One-to-                              Construction                  Total
                                       Four-       Multi-                       and                      Loans
                                      Family       Family     Commercial       Land       Consumer    Receivable
                                   ----------  -----------   -----------  -------------  ----------  -----------


Amounts due
    One year or less                $     583    $        -   $      320   $    1,833   $      300   $    3,036

    After one year
       More than one year
         to three years                   610            85          308        1,483          655        3,141
       More than three years
         to five years                  2,146            36           64          105          179        2,530
       More than five years
         to ten years                   7,878           934          685            -           54        9,551
       More than ten years
         to twenty years               12,256         3,944          380            -          313       16,893
       More than twenty years          32,161         2,861           37            -            -       35,059
                                    ---------    ----------   ----------   ----------   ----------   ----------

          Total due after
            December 31, 1998          55,051         7,860        1,474        1,588        1,201       67,174
                                    ---------    ----------   ----------   ----------   ----------   ----------

              Gross loans
                receivable          $  55,634    $    7,860   $    1,794   $    3,421   $    1,501   $   70,210
                                    =========    ==========   ==========   ==========   ==========   ==========

The following table sets forth at December 31, 1997 the dollar amount of total gross loans receivable contractually due after December 31, 1998 and whether such loans have fixed interest rates or adjustable interest rates.

                                                  ------Due After December 31, 1998---
                                                      Fixed     Adjustable     Total
                                                  ----------   -----------   ---------


    Real estate loans
       Residential
          One-to-four-family                      $   48,374   $    6,677   $   55,051
          Multi-family                                 7,860            -        7,860
       Commercial                                      1,437           37        1,474
       Construction and land                           1,588            -        1,588
    Consumer                                             888          313        1,201
                                                  ----------   ----------   ----------

       Total gross loans receivable               $   60,147   $    7,027   $   67,174
                                                  ==========   ==========   ==========


Origination and Purchase of Loans. The Bank's mortgage lending activities are conducted through its home office and two branch offices. Although the Bank may originate adjustable-rate mortgage loans, the substantial majority of the Banks' loan originations are fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. While the Bank retains for its portfolio all of the mortgage loans that it originates, the Bank may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Bank. At December 31, 1997, there were no loans categorized as held for sale. In addition, the Bank also originates construction loans.

From time to time, the Bank has purchased loans or participated in loans originated by other institutions based upon the Banks' investment needs and market opportunities.

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:


                                                         ---For the Year Ended December 31,---
                                                            1997         1996        1995
                                                            ----         ----        ----


    Gross loans
       Beginning balance                               $   68,148   $   62,742   $   58,851
          Loans originated
              One-to-four-family                            8,382       14,305       11,571
              Multi-family                                  2,958        3,076        1,104
              Commercial                                      488          290        1,767
              Construction and land                         5,932        6,001        5,484
              Consumer                                        217          415          674
                                                       ----------   ----------   ----------
                 Total loans originated                    17,977       24,087       20,600
          Loans purchased                                     538          118          182
                                                       ----------   ----------   ----------
                                                           18,515       24,205       20,782

       Principal prepayments                              (18,208)     (20,677)     (19,142)
       Transfer to REO                                       (129)        (269)           -
       Change in undisbursed loan funds                         1          105          345
       Change in allowance for loan losses                      -           73         (298)
                                                       ----------   ----------   ----------

          Ending balance, net                          $   68,327   $   66,179   $   60,538
                                                       ==========   ==========   ==========


ONE-TO-FOUR-FAMILY MORTGAGE LENDING. The Bank offers mortgage loans secured by one-to-four-family residences located in the Bank's primary market area. Loan originations are obtained by the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

The Bank's policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. The residential mortgage loans originated by the Bank are for maturity terms of up to 30 years. The maximum one-to-four-family loan amount is $350,000, unless otherwise approved by the Board of Directors.

The Bank offers ARM loans as a means of reducing its exposure to changes in interest rates, however, the volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and the availability of funds. In recent years, the Bank has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. ARM loans pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. The ARM loans offered by the Bank do not provide for initial deep discount "teaser" interest rates. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to constitute a significant portion of the Bank's loan portfolio.

MULTI-FAMILY LENDING. The Bank originates multi-family mortgage loans secured by properties located in the Bank's primary market area. The amount of multi-family loans originated by the Bank depends upon market conditions.

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

When evaluating a multi-family loan, the Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property for current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a satisfactory credit history. In making its assessment of the creditworthiness of the borrower, the Bank reviews the financial statements and the employment and credit history of the borrower as well as other related documentation.

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

The Bank's largest multi-family loan at December 31, 1997 had an outstanding balance of $711,000 and was secured by a 48-unit building which is current as to the repayment of principal and interest.

COMMERCIAL REAL ESTATE LENDING. On a limited basis, the Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 80% of the appraised value of the property or the sales price. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history, and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1997 was $195,000 and was secured by commercial retail property. The loan was current and performing in accordance with its contractual terms at December 31, 1997.

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

CONSTRUCTION AND LAND LENDING. The Bank originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance real estate development and the construction of one-to-four-family residential properties. These loans are primarily fixed-rate loans with maturities of three years or less. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. These loans typically have terms of less than one year. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Bank's portfolio at December 31, 1997 had a balance of $376,000. This loan is currently performing in accordance with its terms.

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

The Bank from time to time purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 1997, the Bank had $1.2 million in purchased mortgage loans and loan participations serviced by others, totaling 1.7% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Executive Committee, a management committee of the Bank. All real estate loans must be approved by the Executive Committee or the Board of Directors. Loans of $350,000 or more must have Board ratification prior to commitment.
Pursuant to Office of Thrift Supervision ("OTS") regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus without regulatory notification. The Bank has no loans to one borrower that are in excess of regulatory limits.

DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors performs a monthly review of all delinquent loans sixty days or more past due. In addition, management reviews on an ongoing basis all loans thirty or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of nonpayment after the loan is first past due. If the loan is not brought current and it becomes necessary for the Bank to take legal action, which occurs after a loan is delinquent at least 60 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold.

Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard", "Doubtful", or "Loss" assets, depending upon the severity of the delinquency status or repayment capacity of the borrower. The likelihood of collection on the loan declines with each classification, and assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention".

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The bank classifies assets in accordance with the management guidelines described above. Real Estate Owned (REO) is classified as "Substandard". At December 31, 1997, the Bank had $348,000 of assets classified as "Special Mention" and $60,000 of assets classifies as "Substandard". No assets were classified as "Doubtful" or "Loss".

Non-Accrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $20,000, $13,000, $83,000, $33,000, and $16,000, respectively, none of which was recognized.



                                      -----------------------------At December 31,--------------------------
                                          1997          1996           1995           1994            1993
                                          ----          ----           ----           ----            ----


Nonaccrual loans
     Residential real estate
         One-to-four-family           $    241       $     93       $    416       $    603        $   303
         Multi-family                       99            190             71             67              -
     Commercial                              -              -            430              -              -
     Construction and land                   -              -              -              -              -
     Consumer                                8             16              -             18             18
                                      --------       --------       --------       --------        -------
Total nonperforming loans                  348            299            917            688            321
REO                                         60             60             50             50            157
                                      --------       --------       --------       --------        -------

Total nonperforming assets            $    408       $    359       $    967       $    738       $    478
                                      ========       ========       ========       ========        =======

Allowance for loan losses
  as a percent of gross loans
  receivable                              0.71%          0.73%          0.91%          0.47%          0.42%

Allowance for loan losses as
  a percent of total
  nonperforming loans(1)                143.68         167.22          62.49          39.97          77.88

Nonperforming loans as
  a percent of gross loans
  receivable(1)                           0.50           0.44           1.46           1.17           0.54

Nonperforming assets as
  a percent of total assets(1)            0.23           0.20           0.61           0.51           0.35

(1) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio, its classifications of individual loans, and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Bank will continue to monitor and modify the allowance for loan losses as conditions dictate.


The following table sets forth activity in the Bank's allowance for loan losses for the period set forth in the table.

                                      -------------------------Year Ended December 31,------------------------
                                          1997          1996           1995           1994            1993
                                          ----          ----           ----           ----            ----


Balance at beginning
  of period                            $    500      $    573       $    275      $     250       $     175
Provision for loan losses                     -             -            298             48             140
Charge-offs
     Real estate
         One-to-four-family                   -             -              -            (23)              -
         Multi-family                         -           (73)             -              -               -
         Construction and land                -             -              -              -             (65)
     Consumer                                 -             -              -              -               -
                                      ---------     ---------     ----------    -----------       ---------
         Total                                -           (73)             -            (23)            (65)
Recoveries                                    -             -              -              -               -
                                      ---------     ---------     ----------    -----------       ---------

Balance at end of period              $     500      $    500       $    573      $     275        $    250
                                      =========     =========     ==========    ===========       =========

Net charge-offs to average
  gross loans outstanding                     -          0.12%             -           0.04%           0.11%



The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.


                           -------------------At December 31, 1997---------      ---------------At December 31, 1996---------------
                                  60-89 DAYS               90 DAYS OR MORE(1)          60-89 DAYS             90 DAYS OR MORE(1)

                                      Principal                Principal                     Principal                    Principal
                            Number     Balance      Number      Balance           Number      Balance      Number          Balance
                           of Loans   of Loans     of Loans    of Loans          of Loans    of Loans     of Loans        of Loans
                           --------   --------     --------    --------          --------    --------     --------        --------


One-to-four-family               5   $    310            4    $    241                6      $    344         2          $    93
Multi-family                     -          -            1          99                -             -         2              190
Commercial                       -          -            -           -                2           209         -                -
Construction and land            -          -            -           -                -             -         -                -
Consumer                         -          -            2           8                -             -         2               16
                          ---------  ---------    ---------    --------         ---------    --------     --------        --------

     Total                       5   $    310            7    $    348                8      $    553         6          $   299
                          =========  =========    =========    ========         =========    ========     ========        ========

Delinquent loans to
  total gross loans                      0.44%                    0.50%                          0.81%                      0.44%
                                     =========                 ========                      ========                     ========



                           -------------------At December 31, 1997---------      ---------------At December 31, 1996---------------
                                  60-89 DAYS               90 DAYS OR MORE(1)          60-89 DAYS             90 DAYS OR MORE(1)

                                      Principal                Principal                     Principal                    Principal
                            Number     Balance      Number      Balance           Number      Balance      Number          Balance
                           of Loans   of Loans     of Loans    of Loans          of Loans    of Loans     of Loans        of Loans
                           --------   --------     --------    --------          --------    --------     --------        --------


One-to-four-family               3    $   391           5      $    416              4        $   214          6          $   603
Multi-family                     -          -           1            71              -              -          1               67
Commercial                       -          -           2           430              -              -          -                -
Construction and land            -          -           -             -              -              -          -                -
Consumer                         2          9           -             -              -              -          2               18
                          ---------  ---------    ---------    --------         ---------    --------     --------        --------

     Total                       5    $   400           8      $    917              4        $   214          9    $         688
                          =========  =========    =========    ========         =========    ========     ========        ========

Delinquent loans to
  total gross loans                      0.64%                     1.46%                         0.36%                       1.17%
                                     =========                 ========                      ========                     ========


(1) Loans 90 days or more past due are included in nonaccrual loans.



The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.


                 ------------------------------------------At December 31,-------------------------------------------

                 ------------1997--------------     ------------1996--------------  -------------1995---------------
                                     Percent of                         Percent of                       Percent of
                                        Gross                              Gross                            Gross
                                      Loans in                           Loans in                         Loans in
                                        Each                               Each                             Each
                           Percent of Category               Percent of  Category             Percent of  Category
                           Allowance  to Total                Allowance  to Total              Allowance  to Total
                           to Total     Gross                 to Total     Gross               to Total     Gross
                 Amount    Allowance    Loans       Amount    Allowance    Loans     Amount    Allowance    Loans
                 ------    ---------    -----       ------    ---------    -----     ------    ---------    -----


One-to-four-
  family         $    278     55.60%    79.24%     $     269    53.80%     78.88%   $     245    42.76%     77.42%
Multi-family           79     15.80     11.19             82    16.40      11.99          135    23.56       9.82
Commercial             36      7.20      2.56             35     7.00       2.52           35     6.11       2.79
Construction
  and land             68     13.60      4.87             65    13.00       4.82          103    17.98       8.18
Consumer                4      0.80      2.14              6     1.20       1.79           17     2.96       1.79
Unallocated            35      7.00        -              43     8.60          -           38     6.63         -
                 --------  --------    -----       ---------  -------    -------    ---------  -------    -------

   Total
     allowance
     for loan
     losses      $    500    100.00%   100.00%     $     500   100.00%    100.00%   $     573   100.00%    100.00%
                 ========   =======   =======      =========  =======    =======    =========  =======    =======


                         ----------------------At December 31,-----------------------------

                         ---------------1994--------------   ------------1993--------------
                                              Percent of                       Percent of
                                                   Gross                            Gross
                                                Loans in                         Loans in
                                                    Each                             Each
                                    Percent of  Category             Percent of  Category
                                    Allowance   to Total             Allowance   to Total
                                    to Total       Gross             to Total       Gross
                          Amount    Allowance      Loans    Amount   Allowance      Loans
                          ------    ---------      -----    ------   ---------      -----


One-to-four-
  family                $     112    40.73%     75.88%   $     115    46.00%       77.34%
Multi-family                   30    10.91      10.04           38    15.20        12.64
Commercial                     15     5.45       2.42            8     3.20         1.31
Construction
  and land                     61    22.18      10.26           43    17.20         7.12
Consumer                       17     6.18       1.40           19     7.60         1.59
Unallocated                    40    14.55         -            27    10.80           -
                        ---------  -------     -------    ---------  -------      -------

   Total
     allowance
     for loan
     losses             $     275   100.00%    100.00%   $     250   100.00%      100.00%
                        =========  =======    =======    =========  =======       =======


REAL ESTATE OWNED

At December 31, 1997, the Bank had $60,000 of REO. This consisted of a single family lot, which was appraised at $60,000. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell, and thereafter, REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance. The Bank relies on appraisals or market valuations in the disposition of all REO.

INVESTMENT ACTIVITIES

The investment policies of the Company and the Bank as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities guaranteed by the United States government and agencies thereof, and equity securities.

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

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.


                                    ------------------------------At December 31,-------------------------------
                                    -----------1997--------   ----------1996--------    ----------1995----------
                                       Carrying      Fair        Carrying       Fair       Carrying       Fair
                                        Amount       Value        Amount        Value       Amount        Value
                                        ------       -----        ------        -----       ------        -----


Available-for-sale
    U.S. Treasury bills and notes   $         -  $        -   $    1,514   $    1,514   $    4,547   $    4,547
    U.S. government agency notes         29,167      29,167       39,371       39,371       28,358       28,358
    FNMA                                  4,166       4,166        5,078        5,078        1,335        1,335
    FHLMC                                 3,073       3,073        4,146        4,146        2,894        2,894
    Municipal securities                    287         287            -            -            -            -
    Equity securities                       408         408            -            -            -            -
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total available-for-sale     $    37,101  $   37,101   $   50,109   $   50,109   $   37,134   $   37,134
                                    ===========  ==========   ==========   ==========   ==========   ==========

Held-to-maturity
    U.S. government agency notes    $    44,975  $   45,088   $   34,134   $   34,017   $   24,635   $   24,521
    FNMA                                  5,651       5,566        6,290        6,206        7,497        7,431
    FHLMC                                 5,110       5,030        7,416        7,330       10,274       10,249
    CMOs                                      -           -            -            -           88           92
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total held-to-maturity       $    55,736  $   55,684   $   47,840   $   47,553   $   42,494   $   42,293
                                    ===========  ==========   ==========   ==========   ==========   ==========


The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 1997. Equity securities have no stated maturity and are included in the total column only.


                                 -----------------------------------------------At December 31, 1997-------------------------------
                                                       More than One      More than Five         More than
                                  One Year or Less   Year to Five Years  Years to Ten Years      Ten Years             Total
                                  ----------------   ------------------  ------------------      ---------             -----

                                          Weighted            Weighted             Weighted             Weighted            Weighted
                                 Carrying  Average   Carrying  Average  Carrying    Average   Carrying   Average   Carrying  Average
                                  Amount    Yield     Amount    Yield    Amount      Yield     Amount     Yield     Amount     Yield
                                  ------    -----     ------    -----    ------      -----     ------     -----     ------     -----



Securities
    Available-for-sale
       U.S. government agency
         notes                   $ 1,991    5.37%     $ 17,166  6.30%   $ 6,020      7.03%     $ 3,990     7.34%    $ 29,167   6.53%
       Municipal securities            -       -             -     -          -         -          287     5.35          287   5.35
       Equity securities               -       -             -     -          -         -            -        -          408   9.00
                                 -------    ----       -------  -----   -------     -----      -------    -----      -------   ----
       Total available-for-sale    1,991    5.37        17,166  6.30      6,020      7.03        4,277     7.20       29,862   6.55

    Held-to-maturity
       U.S. government agency
         notes                     6,000    5.38         3,999  7.21     19,987      7.34       14,989     7.52       44,975   7.13
                                 -------    ----       -------  -----   -------     -----      -------    -----       ------   ----

       Total securities          $ 7,991    5.38%     $ 21,165  6.47%   $26,007      7.27%     $19,266     7.45%    $ 74,837   6.90%
                                 =======    ====       =======  =====   =======     =====      =======    =====       ======   ====


Mortgage-backed securities
    Available-for-sale
       FNMA      $                     -       -%     $  3,271  6.71%   $     -         -%     $   895     6.89%    $  4,166   6.75%
       FHLMC                       1,425    6.06         1,648  6.70          -         -            -        -        3,073   6.40
                                 -------    ----       -------  -----   -------     -----      -------    -----       ------   ----
        Total available-for-sale   1,425    6.06         4,919  6.71          -         -          895     6.89        7,239   6.60
    Held-to-maturity
       FNMA                            -       -             -     -          -         -        5,651     7.12        5,651   7.12
       FHLMC                           -       -             -     -          -         -        5,110     6.77        5,110   6.77
                                 -------    ----       -------  -----   -------     -----      -------    -----       ------   ----
          Total held-to-maturity       -       -             -     -          -         -       10,761     6.95       10,761   6.95
                                 -------    ----       -------  -----   -------     -----      -------    -----       ------   ----

            Total mortgage-
              backed securities  $ 1,425    6.06%$       4,919  6.71%   $     -         -%     $11,656     6.95%    $ 18,000   6.81%
                                 =======    ====       =======  =====   =======     =====      =======    =====       ======   ====


SOURCES OF FUNDS

General. Deposits, loan repayments and prepayments, cash flows generated from operations, and, to a significantly lesser extent, FHLB advances are the primary sources of the Bank's funds for use in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The term of the certificates of deposit offered by the Bank varies from three months to seven years and the offering rates are established by the Bank on a weekly basis. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit, and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 1997, the Bank had $62.0 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competitors significantly affect the Bank's ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:


                                                                     ----------YEAR ENDED DECEMBER 31,--------
                                                                         1997            1996           1995
                                                                         ----            ----           ----


     Net deposits (withdrawals)                                      $     1,933    $    (7,086)   $     7,200
     Interest credited on deposit accounts                                 5,330          5,435          4,782
                                                                     -----------    -----------    -----------

         Total increase (decrease) in deposit accounts               $     7,263    $    (1,651)   $    11,982
                                                                     ===========    ===========    ===========

At December 31, 1997, the Bank had approximately $11.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                              Weighted
                                                               Average
          Maturity Period                        Amount         Rate
          ---------------                        ------         ----


     Three months or less                      $     2,004       5.76%
     Over three through six months                   3,020       5.97
     Over six through twelve months                  2,637       5.91
     Over twelve months                              3,973       6.24
                                               -----------       ----

         Total                                 $    11,634       6.01%
                                               ===========       ====



The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.

                                       ---------------------------------------Year Ended December 31,-----------------------------
                                       -----------1997------------  ------------1996--------------    -----------1995-------------
                                                       Percent of                      Percent of                      Percent of
                                          Amount          Total        Amount             Total          Amount           Total
                                          ------          -----        ------             -----          ------           -----


Passbook accounts $                       32,155          23.62%       $ 33,875          26.29%     $     34,798          26.66%
Money market savings accounts              4,002           2.94           4,041           3.14             4,014           3.08
NOW accounts                               5,708           4.20           5,672           4.40             5,630           4.31
Non-interest-bearing accounts              1,115           0.82           1,088           0.84             1,352           1.04
                                       ---------       --------       ---------         ------          --------        -------
     Total                                42,980          31.58          44,676          34.67            45,794          35.09

Certificate accounts
     4.00% to 4.99%                            -              -           1,056           0.82             5,513           4.22
     5.00% to 5.99%                       76,199          59.10          56,516          43.86            42,123          32.28
     6.00% to 6.99%                       12,432           9.13          25,785          20.01            34,436          26.39
     7.00% to 7.99%                          254           0.19             354           0.28             1,270           0.97
     8.00% to 8.99%                            -              -             465           0.36             1,108           0.85
     9.00% and over                            -              -               -              -               259           0.20
                                       ---------       --------       ---------         ------          --------        -------

         Total certificate accounts       88,885          68.42          84,176          65.33            84,709          64.91
                                       ---------       --------       ---------         ------          --------        -------

              Total deposits           $ 131,865         100.00%       $128,852         100.00%     $    130,503         100.00%
                                       =========       ========       =========         ======          ========        =======


The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                        -----------------------Period to Maturity From December 31,-----------------------------
                                         Less than       1 to         2 to         3 to         4 to       More than
                                          1 Year        2 Years      3 Years      4 Years      5 Years      5 Years        Total
                                          ------        -------      -------      -------      -------      -------        -----


Certificate accounts
    5.00% to 5.99%                      $   55,842   $   15,450   $    2,802    $   1,022    $      937   $      146   $   76,199
    6.00% to 6.99%                           1,647        7,068        2,483          233         1,001            -       12,432
    7.00% to 7.99%                             254            -            -            -             -            -          254
                                        ----------   ----------   ----------    ---------    ----------   ----------   ----------

       Total                            $   57,743   $   22,518   $    5,285    $   1,255    $    1,938   $      146   $   88,885
                                        ==========   ==========   ==========    =========    ==========   ==========   ==========


Borrowings. Periodically, the Bank has obtained advances from the Federal Home Loan Bank of Chicago ("FHLB") as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances are collateralized primarily by the Bank's mortgage loans which are less than 90 days past due. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were no advances outstanding at December 31, 1997.

The Bank's borrowings may, from time to time, also include collateralized borrowings through securities sold under repurchase agreements whereby a customer will maintain deposit balances in excess of federal deposit insurance limits and are secured by securities which are pledged to the depositor by the Bank. The Bank maintains physical control over the securities. The Bank had $4.2 million of securities sold under repurchase agreements outstanding at December 31, 1997 which carried interest rates ranging from 5.75% to 5.80%, and terms ranging from 30 to 90 days.

SUBSIDIARY ACTIVITIES

The Bank has two wholly-owned subsidiaries. GPS Development Corp. is an Illinois corporation which participates in the residential real estate development projects. GPS Corporation is an Illinois corporation previously engaged in the sale of retail insurance products. In December 1994, the Bank sold the insurance policies to an unaffiliated insurance agency. Presently, the activities of GPS Corporation are limited to recordkeeping and receipt of certain fees relating to the sold policies.

GPS Development Corp. The Bank engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly-owned subsidiary, GPS Development Corp. ("GPS"), which was incorporated in 1993. The Bank and its subsidiary have been engaged in this activity since 1985, and since that time, have developed and sold over 440 lots in four different subdivisions in the western suburbs of Chicago. Currently, GPS acts as joint venture partner in its developments. For those joint ventures it is engaged in, GPS has historically provided essentially all of the capital for a joint venture in exchange for an ownership interest which entitles it to a percentage of the profit or loss generated by the venture. GPS only invests in real estate development projects which it believes it can monitor effectively. GPS has a percentage interest in the net profit of each joint venture, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return to GPS on such capital contribution.

At December 31, 1997, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family residential lots, and as of December 31, 1997, 14 single-family lots have been sold.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. GPS incurs substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project because it does not recoup such costs until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy in such area has been stable in recent years, there can be no assurance that such economy will continue to be favorable. For the years ended December 31, 1997, 1996, and 1995, gain on the sale of real estate held for development totaled $276,000, $60,000, and $523,000, respectively.

EMPLOYEES

At December 31, 1997, the Company had a total of 40 full-time employees and 16 part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

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

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, the Bank is required to recapture that portion of the reserve that exceeds the amount which could have been deducted under the experience method for post-1987 tax years, and now account for bad debts for federal income tax purposes on the same basis as commercial banks. The recapture will occur over a six-year period beginning in 1998 since the institution meets certain residential lending requirements. The legislation did not have a material impact on the Company or the Bank.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amounts of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans (Excess), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Company's Excess for tax purposes totaled approximately $3.3 million.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the Code), imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to AMTI.

STATE AND LOCAL TAXATION

State of Illinois. The Company and the Bank file a combined Illinois income tax return. For Illinois income tax purposes, they are taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois taxable income" generally means federal taxable income, subject to certain adjustments including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury and qualifying agency obligations. The exclusion of income on United States Treasury and qualifying agency obligations has the effect of reducing Illinois taxable income. The Company is also required to file an annual report with and pay an annual franchise tax to the state of Illinois.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the state of Delaware.

REGULATION

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the regulatory structure or the applicable statutes or regulations, or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company, the Bank, and their operations.

ITEM 2.       PROPERTIES

The Bank conducts its business through three banking offices. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In addition, the Bank currently holds two properties, a vacant parcel near its Chicago branch facility which is currently being developed as a parking lot with a net book value of $162,000 and a property in a western suburb for a possible future branch office with a net book value of $145,000.

The following table sets forth certain information regarding the Bank's three banking offices, all of which are owned by the Bank.


                                                                                    Net Book Value of Property
                         Location                         Date Acquired               At December 31, 1997
                         --------                         -------------               --------------------


              Home office:
                  5400 South Pulaski Road
                  Chicago, Illinois 60632                     1985                        $   945,000

              Branch offices:
                  2740 West 55th Street                       1954                             13,000
                  Chicago, Illinois 60632

                  21 East Ogden Avenue
                  Westmont, Illinois 60559                    1975                            650,000


ITEM 3.       LEGAL PROCEEDINGS

The Bank is not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.


                    EXECUTIVE OFFICERS OF PARK BANCORP, INC.

DAVID A. REMIJAS, age 45, has served as the President and Chief Executive Officer of the Bank since 1993. Mr. Remijas also serves as a Director and Chairman of the Board of the Bank. Mr. Remijas has been with the Bank since 1974 and has held various positions during that time. Mr. Remijas is the brother of Richard J. Remijas, Jr.

RICHARD J. REMIJAS, JR., age 48, has served as Executive Vice President, Chief Operating Officer, and Corporate Secretary since 1993. Mr. Remijas has served as a Director of the Bank since 1977. Mr. Remijas was a principal in Merrion-Remijas Realtors, Inc. from 1986 to 1995. Mr. Remijas is the brother of David A. Remijas.

STEVEN J. POKRAK, age 38, joined the Bank in 1985 and has served as Treasurer and Chief Financial Officer since 1993. Prior to joining the Bank, Mr. Pokrak had four years of public accounting experience.

SANDRA L. REMIJAS, age 36, joined the Bank in 1986 and has served as Vice President-Lending since 1993. Mrs. Remijas is the wife of David A. Remijas.

                                     PART II


ITEM 5.       MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 284 shareholders as of December 31, 1997. The table below shows the reported high and low sales price of the common stock during the period indicated in 1997.

                                   High           Low
                                   ----           ---

       First quarter              $ 16.25       $ 12.75
       Second quarter               16.63         14.25
       Third quarter                18.00         15.88
       Fourth quarter               18.63         17.13


ITEM 6.       SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.


Selected Financial Data

                                            -----------------------------At December 31,-------------------------------
                                                1997            1996           1995           1994         1993
                                                ----            ----           ----           ----         ----


Total assets                            $      176,672  $     178,194  $     158,939  $      144,788  $     136,422
Cash and cash equivalents                        7,812          6,213         12,790           2,573         13,252
Securities available-for-sale                   37,101         50,109         37,134          14,958              -
Securities held-to-maturity                     55,736         47,840         42,494          65,896         58,528
Loans receivable, net(1)                        68,327         66,179         60,538          56,558         56,696
Deposits                                       131,865        128,852        130,503         118,521        119,679
Securities sold under repurchase
  agreements                                     4,250              -              -               -              -
FHLB advances                                        -          5,000          9,000           8,000              -
Stockholders' equity(2)                         38,601         42,457         17,533          16,413         14,770

Interest income                                 12,464         11,335          9,755           8,861          9,254
Interest expense                                 6,390          6,320          5,706           4,643          4,890
Provision for loan losses                            -              -            298              48            140
Noninterest income                                 585            307            694           1,284          1,223
Noninterest expense                              4,261          3,718          3,096           2,822          2,598
Provision for income taxes                         855            543            413             881          1,113(3)
Net income                                       1,543          1,061            936           1,751          1,736






Selected Financial Ratios and Other Data

                                                      ------------At or for the Year Ended December 31,-----------
                                                      1997           1996         1995         1994         1993
                                                      ----           ----         ----         ----         ----


Performance ratios:
     Return on average assets                          0.87%         0.65%         0.65%       1.25%         1.27%
     Return on average equity                          3.84          3.92          5.49       11.15         12.52
     Average equity to average assets                 22.75         16.48         11.82       11.26         10.16
     Average interest rate spread(4)                   2.58          2.48          2.38        2.80          3.22
     Net interest margin(5)                            3.61          3.19          2.90        3.15          3.44
     Efficiency ratio(6)                              63.99         69.86         65.28       51.28         46.50
     Noninterest expense to average assets             2.41          2.26          2.15        2.02          1.90

Asset quality ratios:
     Nonperforming loans as a
       percent of gross loans receivable(7)            0.50%         0.44%         1.46%       1.17%         0.54%
     Nonperforming assets as a
       percentage of total assets(7)                   0.23          0.20          0.61        0.51          0.35
     Allowance for loan losses as a
       percent of gross loans receivable               0.71          0.73          0.91        0.47          0.42
     Allowance for loan losses as a
       percent of nonperforming loans(7)             143.68        167.22         62.49       39.97         77.88

Other data:
     Number of full service offices                    3             3             3           3             3

(1) The allowance for loan losses at December 31, 1997, 1996, 1995, 1994, and 1993 was $500,000, $500,000, $573,000, $275,000, and $250,000,
     respectively.

(2)  Retained earnings for years prior to 1996.

(3) Income taxes for the year ended December 31, 1993 includes a $104,000 charge due to the cumulative effect of a change in accounting for income taxes.

(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) The net interest margin represents net interest income as a percent of average interest-earning assets.

(6) The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.

(7) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

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

GENERAL

The primary business of the Company is the ownership of the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates noninterest income such as income from real estate development activities and other fees. The Bank's noninterest expenses consist of employee compensation and benefits as well as occupancy expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 1997, 1996, and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.


                                             -------------------------Year Ended December 31,--------------------------------------

                                               ------------1 9 9 7---------  --------1 9 9 6-----------    --------1 9 9 5---------
                                                                   Average                      Average                     Average
                                                Average              Yield/  Average             Yield/    Average           Yield/
                                                Balance   Interest    Cost   Balance   Interest    Cost    Balance   Interest  Cost
                                                -------   --------    ----   -------   --------    ----    -------   --------  ----


ASSETS
   Interest-earnings assets
     Interest-earning deposits and
      other investments                      $   4,848     $   175    3.63%  $  9,595   $    438   4.56%  $ 6,971   $   361    5.18%
     Securities, net(1)                         75,579       5,261    6.96     62,868      4,022   6.40    55,390     3,175    5.73
     Loans receivable(2)                        67,408       5,649    8.38     62,447      5,398   8.64    58,830     5,090    8.65
     Mortgage-backed securities, net(1)         20,623       1,379    6.68     22,541      1,477   6.55    18,560     1,129    6.08
                                             ---------    --------            -------     ------         --------   -------
       Total interest-earning assets           168,458      12,464    7.40    157,451     11,335   7.20   139,751     9,755    6.98
                                                                                                                    -------
   Non-interest-earning assets                   8,010                                     6,672            4,418
                                             ---------                                    ------          -------

     Total assets                            $ 176,468                                  $164,123         $144,169
                                             =========                                   =======         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                       $  33,336         915    2.74   $ 34,266        949   2.77% $ 36,761     1,059    2.88%
     Money market savings accounts               3,988         134    3.36      4,121        138   3.35     3,656       120    3.28
     NOW accounts                                5,839         111    1.90      5,887        111   1.89     5,336       103    1.93
     Certificate accounts                       85,106       4,959    5.38     84,740      5,003   5.90    75,640     4,322    5.71
                                             ---------     --------           -------     ------         --------   -------
       Total                                   128,269       6,119    4.77    129,014      6,201   4.81   121,393     5,604    4.62
     FHLB advances and other borrowings          4,392         271    6.17      4,758        118   2.48     2,692       102    3.79
                                             ---------     --------           -------    -------         --------   -------
       Total interest-bearing liabilities      132,661       6,390    4.82    133,772      6,319   4.72   124,085     5,706    4.60
                                                           --------                      -------                    -------
   Non-interest-bearing liabilities              3,662                          3,298                       3,038
                                             ---------                        -------                    --------
     Total liabilities                         136,323                        137,070                     127,123
   Stockholders' equity                         40,145                         27,053                      17,046
                                             ---------                        -------                    --------

     Total liabilities and stockholders'
      equity                                 $ 176,468                       $164,123                    $144,169
                                             =========                       ========                    ========

   Net interest income before provision
     for estimated loan losses                           $   6,074                       $ 5,016                    $ 4,049
                                                         =========                      ========                   ========
   Net interest rate spread(3)                                        2.58%                         2.48%                      2.38%
                                                                     =====                         =====                      =====
   Net interest margin(4)                                             3.61                          3.19                       2.90
                                                                     =====                         =====                      =====
   Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                               126.98%                        117.70%                     112.63%
                                             ========                       ========                      ======

(1) Includes related assets available for sale and unamortized discounts and premiums and certificates of deposit.

(2) Amount is net of deferred loan  origination  fees,  undisbursed  loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.

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


                                                Year Ended                              Year Ended
                                             December 31, 1997                       December 31, 1996
                                                Compared to                             Compared to
                                                Year Ended                              Year Ended
                                    ---------December 31, 1996---------    ----------December 31, 1995--------
                                        Increase (Decrease) Due to              Increase (Decrease) Due to
                                        --------------------------              --------------------------
                                       Volume        Rate           Net       Volume         Rate         Net
                                       ------        ----           ---       ------         ----         ---


INTEREST-EARNING ASSETS
    Interest-earning deposits
      and other investments         $    (185)   $    (78)      $   (263)    $   124      $    (47)    $     77
    Securities, net(1)                    863         376          1,239         455           392          847
    Loans receivable, net                 419        (168)           251         313            (5)         308
    Mortgage-backed securities,
      net(1)                             (128)         30            (98)        257             91         348
                                    ---------    ----------    ---------    --------      ---------   ---------
       Total interest-earning
         assets                           969         160          1,129       1,149            431       1,580
                                    ---------    ----------    ---------    --------      ---------   ---------

INTEREST-BEARING LIABILITIES
    Passbook savings accounts             (26)         (8)           (34)        (70)           (40)       (110)
    Money market savings accounts          (4)          -             (4)         16              2          18
    NOW accounts                           (1)          1              -          10             (2)          8
    Certificate accounts                   22         (66)           (44)        534            147         681
    FHLB advances and other
      borrowings                          (10)        163            153          60            (44)         16
                                    ---------    ----------    ---------    --------      ---------   ---------
       Total interest-bearing
         liabilities                      (19)         90             71         550             63         613
                                    ---------    ----------    ---------    --------      ---------   ---------

Change in net interest income       $     988    $     70      $   1,058    $    599      $     368    $    967
                                    =========    ==========    =========    ========      =========   =========

(1)  Includes assets available-for-sale.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

Total assets at December 31, 1997 were $176.7 million compared to $178.2 million at December 31, 1996, a decrease of $1.5 million. During 1997, loans increased by $2.1 million to $68.3 million due to increased demand for fixed-rate mortgage loans in the Chicago market. The increase in deposits and the decrease in securities were used to fund the loan growth, repay $5 million of Federal Home Loan Bank advances, and complete to the repurchase of 391,709 shares of the Company common stock.

Total liabilities at December 31, 1997 were $138.0 million compared to $135.7 at December 31, 1996, an increase of $2.3 million. The increase is attributable to deposit growth of $3.0 million and an increase in securities sold under repurchase agreements of $4.2 million, offset by the repayment of Federal Home Loan Bank advances.

Stockholders' equity at December 31, 1997 was $38.6 million compared to $42.4 million at December 31, 1996, a decrease of $3.8 million, due primarily to net income for the year offset by the repurchase of Company common stock.

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

Total liabilities at December 31, 1996 were $135.7 million compared to $141.4 at December 31, 1995, a decrease of $5.7 million. The decrease is attributable to a $4.0 million decrease in Federal Home Loan Bank advances and a $1.7 decrease in deposits.

Stockholders' equity at December 31, 1996 was $42.4 million compared to $17.5 million at December 31, 1995, an increase of $24.9 million, due primarily to net proceeds of the initial public offering that was completed on August 9, 1996 and the net income for the year.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL
Net income increased 45.4% from $1,061,000 for the year ended December 31, 1996 to $1,543,000 for the year ended December 31, 1997. Fiscal 1996 results were negatively affected by the $736,000 one-time special assessment paid by the Bank to recapitalize the Savings Association Insurance Fund ("SAIF") as further discussed below.

INTEREST INCOME
Interest income for the year ended December 31, 1997 was $12.5 million compared to $11.3 million for the year ended December 31, 1996, an increase of $1.1 million or 9.9%. The increase in interest income was caused primarily by an increase in the average yield on securities, including mortgage-backed securities. The increase in average yield resulted from the investment in higher yielding investment and mortgage-backed securities. Additionally, the average balance of loans outstanding increased by more than 7.9% from 1996.

INTEREST EXPENSE
Interest expense for the year ended December 31, 1997 was $6.4 million compared to $6.3 million for the year ended December 31, 1996, an increase of $71,000 or 1.1%. The increase in interest expense was primarily due to growth in the average balance of certificates of deposit and higher costs of Federal Home Loan Bank advances for the year ended December 31, 1997.

PROVISION FOR LOAN LOSSES
There was no provision for losses on loans for the years ended December 31, 1997 and 1996. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in historical loss experience of the portfolio and current economic conditions.

NONINTEREST INCOME
Noninterest income for the year ended December 31, 1997 was $585,000 compared to $307,000 for the year ended December 31, 1996, an increase of $278,000 or 90.5%. The increase was primarily attributable to increased sales volume of real estate held for development which generated a gain of $276,000 as compared to a gain of $60,000 for the year ended December 31, 1996. Additionally, the Company recognized a one-time completion fee of $106,000 during 1997 on a land development loan. Service fee income decreased from $177,000 for the year ended December 31, 1996 to $145,000 for the year ended December 31, 1997 primarily due to a lesser amount of construction loans.

NONINTEREST EXPENSE
Noninterest expense for the year ended December 31, 1997 was $4.3 million compared to $3.7 million for the year ended December 31, 1996, an increase of $543,000. The primary components attributable to the increase were increased compensation expense associated with the employee stock ownership plan ("ESOP") and management retention plan ("MRP") as well as other costs incurred as a result of operating as a public company. The Company also realized a decrease in federal deposit insurance costs due to a $736,000 special one-time assessment to recapitalize the SAIF recorded in 1996. Additionally, the insurance premium rate was reduced after this special assessment.

INCOME TAXES
Income tax expense was $855,000 for the year ended December 31, 1997 compared to $543,000 for the year ended December 31, 1996, an increase of $312,000. The increase in income tax expense was primarily the result of the increase in income before income taxes to $2.4 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL
Net income increased 13.3% from $936,000 for the year ended December 31, 1995 to $1,061,000 for the year ended December 31, 1996. Fiscal 1996 results were negatively affected by the one-time special assessment paid by the Bank to recapitalize the Savings Association Insurance Fund ("SAIF") as further discussed below. Prior to this charge, the earnings of the Company were $1,547,000 due primarily to the growth in earning assets from 1995 to 1996 as a result of the Company's conversion to a stock form of ownership during 1996.

INTEREST INCOME
Interest income for the year ended December 31, 1996 was $11.3 million compared to $9.8 million for the year ended December 31, 1995, an increase of $1.5 million or 15%, caused primarily by an increase in the average yield on securities and the investment of stock offering proceeds.

INTEREST EXPENSE
Interest expense for the year ended December 31, 1996 was $6.3 million compared to $5.7 million for the year ended December 31, 1995, an increase of $613,000 or 10.7%. The increase in interest expense was primarily due to a higher rate paid on certificates of deposit.

PROVISION FOR LOAN LOSSES
The Bank's provision for losses on loans for the year ended December 31, 1996 was $0 compared to $298,000 for the year ended December 31, 1995. The lack of provision is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions.

NONINTEREST INCOME
Noninterest income for the year ended December 31, 1996 was $307,000 compared to $695,000 for the year ended December 31, 1995, a decrease of $388,000 or 55.8%. The decrease was primarily attributable to the slowdown in sales volume of real estate held for development. During the year ended December 31, 1996, six of the remaining nine lots were sold in the Rose Hill subdivision at a gain of $60,000 as compared to a gain of $523,000 for the year ended December 31, 1995. This decline was mitigated by an increase in service fee income from fees on deposit accounts which increased from $102,000 for the year ended December 31, 1995 to $177,000 for the year ended December 31, 1996.

NONINTEREST EXPENSE
Noninterest expense for the year ended December 31, 1996 was $3.7 million compared to $3.1 million for the year ended December 31, 1995, an increase of $0.6 million. The primary factor attributable to the increase was a $736,000 special one-time assessment to recapitalize the SAIF. This assessment was charged to the Bank during 1996 and was based upon a 65.7 basis point charge on insured deposits outstanding as of March 31, 1995.

INCOME TAXES
Income tax expense was $543,000 for the year ended December 31, 1996 compared to $413,000 for the year ended December 31, 1995, an increase of $130,000. The increase in income tax expense was primarily the result of the increase in income before income taxes from $1.3 million for the year ended December 31, 1995 to $1.6 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the maturation of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average regulatory liquidity ratios were 53.48%, 52.98%, and 52.72% for the years ended December 31, 1997, 1996, and 1995, respectively.

The Bank's cash flows are comprised of three primary classifications -- cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1,919,000, $895,000, and $863,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturation of investments and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the repurchase of Company common stock in 1997. The net cash from financing activities was $(4.0) million, $18.4 million, and $12.9 million for the years ended December 31, 1997, 1996, and 1995, respectively.

At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $23.7 million or 14.5% of adjusted total assets, which is above the required level of $2.4 million or 1.5%; core capital of $23.7 million or 14.5% of adjusted total assets, which is above the required level of $4.9 million or 3.0%; and risk-based capital of $24.2 million or 38.6% of risk-weighted assets, which is above the required level of $5.0 million or 8.0%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 1997, cash and short-term investments totaled $7.8 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At December 31, 1997, the Bank had outstanding commitments to originate mortgage loans of $891,000 compared to $835,000 at December 31, 1996. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1997 totaled $57.7 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, will become effective during 1998 and requires that all components of comprehensive income be presented in a separate statement. Management does not anticipate that SFAS No. 130 will have a significant impact on the Company's results of operations or capital.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, will also become effective during 1998. SFAS No. 131 establishes standards for the way public companies report information about its operating segments and requires that these standards be adhered to for interim reporting as well. SFAS No. 131 requires companies to provide more descriptive disclosures about its operating segments including the way in which the segment was determined, the products and services provided by the segment, and the profit or loss generated by the segment. Management does not anticipate that SFAS No. 131 will have a significant impact on the Company's results of operations or capital.

YEAR 2000 COMPLIANCE

A critical issue facing the financial institution industry is concerns over computer systems' ability to process year-date data beyond the year 1999. Except in recently developed year 2000 compliant programs, computer programmers consistently have abbreviated dates by eliminating the first two digits of a year, with the assumption that these two digits would always be "19". Unless corrected, this situation is expected to cause widespread problems on January 1, 2000, when computer systems may recognize this date as January 1, 1900, and process data incorrectly or stop processing altogether. This issue could affect a variety of the Company's systems from its data processing system which records loan and deposit information to other ancillary systems such as alarms and locking devices. Management has considered this issue internally and receives periodic correspondence from its data processor regarding their plans to be year 2000 compliant. Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, if not properly addressed, these issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK

The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements, and performance objectives; and manage the risk consistent with Board approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's executive committee meets regularly and reviews the Bank's interest rate risk position and makes recommendations for adjusting such position. In addition, the Bank's Board of Directors reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 400 basis point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of September 30, 1997, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (0.66)% and would result in a $1.9 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1997 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300, and 400 basis points.


             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------


          + 400 bp         $    25,295     $   (5,127)         (16.8)%           15.74%         - 223 bp
          + 300 bp              26,753         (3,664)         (12.0)            16.42          - 155 bp
          + 200 bp              28,181         (2,241)          (7.3)            17.05           - 92 bp
          + 100 bp              29,477           (945)          (3.1)            17.60           - 37 bp
              0 bp              30,422              -               -            17.97              -
          - 100 bp              30,925            503            1.6             18.11           + 14 bp
          - 200 bp              31,124            702            2.3             18.10           + 13 bp
          - 300 bp              31,498          1,076            3.5             18.16           + 19 bp
          - 400 bp              32,209          1,787            5.8             18.38           + 41 bp


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. This information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on April 21, 1998 under the caption "Election of Directors Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers" and is incorporated herein by reference.

(b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company is contained in
       Part I of this report and is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information required in response to this item will be contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors - Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers" and is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors - Transactions with Certain Related Persons" and is incorporated herein by reference.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)    Documents filed as part of this report:

       1,2    Financial Statements and Schedules

              See Index to Financial Information on page F-1.

       3      Exhibits

              See Exhibit Index on page i.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 1998.

                                              PARK BANCORP, INC.



                                              By: /s/David A. Remijas
                                                  -------------------
                                                     David A. Remijas
                                                      Chairman of the Board,
                                                      President, and
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Name                                       Title                                  Date


/s/ David A. Remijas                    Chairman of the Board,                          March 13, 1998
--------------------------              President, and Chief Executive
David A. Remijas                        Officer (principal executive officer)


/s/ Steven J. Pokrak                    Treasurer and Chief Financial                   March 13, 1998
--------------------------              Officer (principal financial officer)
Steven J. Pokrak


/s/ Richard J. Remijas, Jr.             Executive Vice President, Chief                 March 13, 1998
--------------------------              Operating Officer, Corporate
Richard J. Remijas, Jr.                 Secretary, and Director

/s/ Joseph M. Judickas, Jr.             Director                                        March 13, 1998
--------------------------
Joseph M. Judickas, Jr.

/s/ Charles Paprocki                    Director                                        March 13, 1998
--------------------------
Charles Paprocki

/s/ Paul Shukis                         Director                                        March 13, 1998
--------------------------
Paul Shukis


                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 1997


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

   10.3* Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp's Registration Statement No. 333-4380)

   10.4* Form Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp's Registration Statement No. 333-4380)

   10.5* Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp's Registration Statement No. 333-4380)

   10.6* Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp's Registration Statement No. 333-33103)

   21.0 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.0 to the Park Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1996)

   23.0    Consent of Independent Auditors

   27.0    Financial Data Schedule

-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                        PARK BANCORP, INC. AND SUBSIDIARY
                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995


                         INDEX TO FINANCIAL INFORMATION






REPORT OF INDEPENDENT AUDITORS.....................................   1


FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION................   2

     CONSOLIDATED STATEMENTS OF INCOME.............................   3

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...............   4

     CONSOLIDATED STATEMENTS OF CASH FLOWS.........................   5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................   7

                                     [LOGO]
                                  CROWE CHIZEK


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                            /s/ Crowe, Chizek and Company LLP

                                                Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 23, 1998


                        PARK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996
                 (In thousands, except share and per share data)


                                                                                          1997          1996
                                                                                          ----          ----


ASSETS
Cash and due from banks                                                              $     1,119    $       769
Interest-bearing deposits with other financial institutions                                6,693          5,444
                                                                                     -----------    -----------
    Total cash and cash equivalents                                                        7,812          6,213

Securities available-for-sale                                                             37,101         50,109
Securities held-to-maturity (fair value:  1997 - $55,684;
  1996 - $47,553)                                                                         55,736         47,840
Loans receivable, net                                                                     68,327         66,179
Federal Home Loan Bank stock                                                                 841            756
Real estate held for development                                                           2,270          2,871
Premises and equipment, net                                                                2,489          2,150
Accrued interest receivable                                                                1,542          1,627
Foreclosed real estate                                                                        60             60
Other assets                                                                                 494            389
                                                                                     -----------    -----------

    Total assets                                                                     $   176,672    $   178,194
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                                         $   131,865    $   128,852
    Securities sold under repurchase agreements                                            4,250              -
    Advances from borrowers for taxes and insurance                                        1,387          1,288
    Federal Home Loan Bank advances                                                            -          5,000
    Accrued interest payable                                                                 175            159
    Other liabilities                                                                        394            438
                                                                                     -----------    -----------
       Total liabilities                                                                 138,071        135,737

Stockholders' equity
    Preferred stock $.01 par value authorized 1,000,000 shares;
      none issued and outstanding                                                              -              -
    Common stock $.01 par value per share;
      authorized 9,000,000 shares, issued 2,701,441 shares                                    27             27
    Additional paid-in capital                                                            26,222         26,088
    Retained earnings                                                                     20,060         18,517
    Treasury stock, 283,652 shares, at cost                                               (4,693)             -
    Unearned ESOP shares                                                                  (1,807)        (1,993)
    Unearned MRP shares                                                                   (1,226)             -
    Unrealized gain (loss) on securities
      available-for-sale, net of income taxes                                                 18           (182)
                                                                                     -----------    -----------
       Total stockholders' equity                                                         38,601         42,457
                                                                                     -----------    -----------

          Total liabilities and stockholders' equity                                 $   176,672    $   178,194
                                                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.


                        PARK BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996, and 1995
                 (In thousands, except share and per share data)


                                                                            1997           1996          1995
                                                                            ----           ----          ----


Interest income
    Loans receivable                                                     $    5,649    $    5,398    $    5,090
    Securities                                                                6,640         5,499         4,304
    Interest-bearing deposits with other
       financial institutions                                                   175           438           361
                                                                         ----------    ----------    ----------
                                                                             12,464        11,335         9,755

Interest expense
    Deposits                                                                  6,119         6,202         5,604
    Federal Home Loan Bank advances and
      other borrowings                                                          271           118           102
                                                                         ----------    ----------    ----------
                                                                              6,390         6,320         5,706
                                                                         ----------    ----------    ----------


NET INTEREST INCOME                                                           6,074         5,015         4,049

Provision for loan losses                                                         -             -           298
                                                                         ----------    ----------    ----------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           6,074         5,015         3,751

Noninterest income
    Gain on sale of securities                                                   18             -            14
    Gain on sale of real estate held for development                            276            60           523
    Service fee income                                                          251           177           102
    Other operating income                                                       40            70            55
                                                                         ----------    ----------    ----------
                                                                                585           307           694

Noninterest expense
    Compensation and benefits                                                 2,575         1,664         1,782
    Occupancy and equipment expense                                             475           374           361
    Federal deposit insurance premiums                                          132           342           316
    Special SAIF assessment                                                       -           736             -
    Data processing services                                                    128           125           115
    Advertising                                                                 172            64           134
    Stationery, printing, and supplies                                          109            84           103
    Loss on sale of foreclosed real estate                                        6             4             -
    Other operating expense                                                     664           325           285
                                                                         ----------    ----------    ----------
                                                                              4,261         3,718         3,096
                                                                         ----------    ----------    ----------


INCOME BEFORE INCOME TAXES                                                    2,398         1,604         1,349

Income tax expense                                                              855           543           413
                                                                         ----------    ----------    ----------


NET INCOME                                                               $    1,543    $    1,061    $      936
                                                                         ==========    ==========    ==========

Basic earnings per share                                                   $    .67      $    .15           N/A
                                                                           ========      ========
Diluted earnings per share                                                 $    .67      $    .15           N/A
                                                                           ========      ========


          See accompanying notes to consolidated financial statements.


                        PARK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996, and 1995
                 (In thousands, except share and per share data)



                                                                                                       Unrealized
                                                                                                       Gain (Loss)
                                                Additional                       Unearned   Unearned   on Securities     Total
                                     Common      Paid-in   Retained   Treasury     ESOP        MRP      Available-    Stockholders'
                                      Stock      Capital   Earnings     Stock     Shares     Shares      For-Sale       Equity
                                      -----      -------   --------     -----     ------     ------      --------       -------


Balance at January 1, 1995         $      -    $      -   $ 16,520    $      -   $      -    $     -     $  (107)       $16,413

Net income                                -           -        936           -          -          -           -            936

Effect of transfer to available-
  for-sale at December 12,
  1995, net of income taxes
  of $88,000 (Note 2)                     -           -          -           -          -          -          139           139

Change in fair value
  of securities classified as
  available-for-sale, net of
  income taxes of $28,000                 -           -          -           -          -          -           45            45
                                   --------    --------   --------    --------   --------    -------      -------       -------


Balance at December 31, 1995              -           -     17,456           -          -          -          77         17,533

Issuance of common stock,
  net of conversion costs of
  $950,000                               27      26,038          -           -     (2,161)         -           -         23,904

ESOP shares released                      -          50          -           -        168          -           -            218

Net income                                -           -      1,061           -          -          -           -          1,061

Change in fair value of
  securities classified as
  available-for-sale, net of
  income taxes of $142,000                -           -          -           -          -          -        (259)          (259)
                                   --------    --------   --------    --------   --------    -------     -------        -------


Balance at December 31, 1996            27       26,088     18,517           -     (1,993)                  (182)        42,457

Purchase of 391,709 shares
  of treasury stock at cost              -            -          -      (6,395)         -          -           -         (6,395)

ESOP shares released                     -          129          -           -        186          -           -            315

Grant of shares under
  Management Recognition
  Plan (MRP)                             -            -          -       1,702          -     (1,702)          -              -

MRP shares earned                        -            5          -           -          -        476           -            481

Net income                               -            -      1,543           -          -          -           -          1,543

Change in fair value
  of securities classified as
  available-for sale, net of
  income taxes of $104,000               -            -          -           -          -          -         200            200
                                  --------     --------   --------    --------   --------    -------     -------        -------


Balance at December 31, 1997       $    27    $  26,222  $  20,060  $   (4,693) $  (1,807) $   (1,226)    $    18        $ 38,601
                                  ========     ========   ========    ========   ========   =========    ========       =======


          See accompanying notes to consolidated financial statements.


                        PARK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995
                                 (In thousands)




                                                                1997                1996                1995
                                                                ----                ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $        1,543    $         1,061    $          936
    Adjustments to reconcile net income to net
      cash from operating activities
       Net premium amortization (discount accretion)                    (3)                23                42
       Loss on sale of foreclosed real estate                            6                  4                 -
       Gain on sale of securities available-for-sale                   (18)                 -               (14)
       Depreciation                                                    104                124               102
       Deferred income tax expense (benefit)                             8                 78               (69)
       Deferred loan fees                                              (81)                42                14
       Provision for loan losses                                         -                  -               298
       Net change in accrued interest receivable                        85               (436)             (129)
       Net change in other assets                                     (105)               (35)               79
       Net change in accrued interest payable                           16                (25)              101
       Net change in other liabilities                                (156)               (99)               26
       ESOP expense                                                    315                218                 -
       Stock award earned                                              481                  -                 -
       Gain on sale of real estate held for
         development                                                  (276)               (60)             (523)
                                                            --------------    ---------------    --------------
          Net cash from operating activities                         1,919                895               863

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                             (2,196)            (5,952)           (4,111)
    Proceeds from maturities and calls of securities
     available-for-sale                                             22,000             15,850            11,002
    Proceeds from maturities and calls of securities
      held-to-maturity                                              25,150             24,635             6,002
    Purchase of securities available-for-sale                      (11,652)           (30,700)          (27,337)
    Purchase of securities held-to-maturity                        (35,963)           (34,121)                -
    Proceeds from sale of securities available-for-sale              1,001                  -             8,013
    Principal repayments on mortgage-backed
      securities held-to-maturity                                    2,917              1,719             3,687
    Principal repayments on mortgage-backed
      securities available-for-sale                                  1,984              3,872               132
    Purchase of consumer loans                                           -                  -              (182)
    Purchase of Federal Home
      Loan Bank stock                                                  (85)               (80)              (10)
    Proceeds from sales of real estate held for
      development                                                    1,144                384             2,172


                                  (Continued)




                        PARK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995
                                 (In thousands)


                                                                    1997              1996              1995
                                                                    ----              ----              ----


CASH FLOWS FROM INVESTING ACTIVITIES (Continued)
    Investment in real estate held for development             $        (267)    $      (1,405)   $      (1,897)
    Payments to participants in real estate held for
      development                                                          -              (165)            (376)
    Proceeds from sale of foreclosed real estate                         123               265                -
    Expenditures for premises and equipment                             (443)             (186)            (280)
    Acquisition of land held for sale                                      -                 -             (318)
    Expenditures on foreclosed real estate                                 -               (10)               -
                                                               -------------     -------------    -------------
       Net cash from investing activities                              3,713           (25,894)          (3,503)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                             3,013            (1,651)          11,982
    Net change in securities sold under repurchase
      agreements                                                       4,250                 -                -
    Net change in advances from borrowers for
      taxes and insurance                                                 99               170             (125)
    Net proceeds from sale of common stock                                 -            23,903                -
    Purchase of treasury stock                                        (6,395)                -                -
    Federal Home Loan Bank advances                                        -                 -           12,000
    Repayment of Federal Home Loan Bank advances                      (5,000)           (4,000)         (11,000)
                                                               -------------     -------------    -------------
       Net cash from financing activities                             (4,033)           18,422           12,857
                                                               -------------     -------------    -------------

Increase (decrease) in cash and cash equivalents                       1,599            (6,577)          10,217

Cash and cash equivalents at beginning of year                         6,213            12,790            2,573
                                                               -------------     -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $       7,812     $       6,213    $      12,790
                                                               =============     =============    =============

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                $       6,374     $       6,344    $       5,605
       Income taxes                                                    1,025               396              427

Supplemental disclosures of noncash investing activities
    Real estate acquired through foreclosure                             129               269                -
    Transfer of debt securities on December 12, 1995
      to available-for-sale from held-to-maturity                          -                 -           13,904


          See accompanying notes to consolidated financial statements.

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company), its wholly-owned subsidiary Park Federal Savings Bank (the Bank) and the Bank's wholly-owned subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corp., which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

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

SECURITIES: Securities are classified as held-to-maturity when the Company's management has the positive intent and the Company has the ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value. Unrealized gains and losses on securities available-for-sale are charged or credited to a valuation allowance and included as a separate component of equity, net of income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to an impaired loan if the present value of cash flows or collateral value indicate the need for an allowance.

Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, second mortgage loans, and consumer loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures do not differ significantly from nonaccrual and renegotiated loan disclosures.

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

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOAN ORIGINATION FEES: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.

REAL ESTATE HELD FOR DEVELOPMENT: The Company, through the Bank's GPS Development Corp. subsidiary, engages in the development of residential real estate lots in partnership with local developers. Since the Bank provides substantially all of the financing for these projects, they have been reflected as wholly-owned investments in real estate held for development. Land inventories and real estate projects under development are valued at the lower of acquisition cost plus development costs, or net realizable value. The cost of each unit sold includes a proportionate share of the total projected development expense cost. Holding costs associated with undeveloped land, completed units, and suspended construction activities are expensed. General and administrative costs related to the real estate development projects are expensed when incurred.

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

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EMPLOYEE STOCK OWNERSHIP PLAN: The cost of shares issued to the Employee Stock Ownership Plan (ESOP) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.

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

EARNINGS PER SHARE: Basic and diluted earnings per share are computed under a new accounting standard which became effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options and unearned Management Recognition Plan (MRP) shares. In 1996, earnings per share is computed using net earnings from August 9, 1996, the date that the Bank converted to stock ownership.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed elsewhere. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.


                                  (Continued)


                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES

Securities are summarized as follows:

                                                      ---------------------December 31, 1997-------------------
                                                                         Gross            Gross
                                                        Amortized     Unrealized       Unrealized       Fair
SECURITIES AVAILABLE-FOR-SALE                             Cost           Gains           Losses         Value
-----------------------------                             ----           -----           ------         -----


U.S. government agency notes                          $    29,183     $        36    $       (52)   $    29,167
Municipal securities                                          288               -             (1)           287
                                                      -----------     -----------    -----------    -----------
                                                           29,471              36            (53)        29,454
Equity securities                                             400               8              -            408
Mortgage-backed securities:
    FNMA                                                    4,141              30             (5)         4,166
    FHLMC                                                   3,061              12              -          3,073
                                                      -----------     -----------    -----------    -----------
                                                            7,202              42             (5)         7,239
                                                      -----------     -----------    -----------    -----------

                                                      $    37,073     $        86    $       (58)   $    37,101
                                                      ===========     ===========    ===========    ===========

SECURITIES HELD-TO-MATURITY
---------------------------

U.S. government agency notes                          $    44,975     $       146    $       (33)   $    45,088
Mortgage-backed securities:
    FNMA                                                    5,651               -            (85)         5,566
    FHLMC                                                   5,110               -            (80)         5,030
                                                      -----------     -----------    -----------    -----------
                                                           10,761               -           (165)        10,596
                                                      -----------     -----------    -----------    -----------

                                                      $    55,736     $       146    $      (198)   $    55,684
                                                      ===========     ===========    ===========    ===========


                                  (Continued)


                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES (Continued)

                                                      ---------------------DECEMBER 31, 1996-------------------
                                                                         Gross            Gross
                                                        Amortized     Unrealized       Unrealized       Fair
SECURITIES AVAILABLE-FOR-SALE                             Cost           Gains           Losses         Value
-----------------------------                             ----           -----           ------         -----


U.S. Treasury bills and notes                         $     1,500     $        15    $         -    $     1,515
U.S. government agency notes                               39,679               2           (310)        39,371
                                                      -----------     -----------    -----------    -----------
                                                           41,179              17           (310)        40,886
Mortgage-backed securities:
    FNMA                                                    5,056              24             (2)         5,078
    FHLMC                                                   4,150               7            (12)         4,145
                                                      -----------     -----------    -----------    -----------
                                                            9,206              31            (14)         9,223
                                                      -----------     -----------    -----------    -----------

                                                      $    50,385     $        48    $      (324)   $    50,109
                                                      ===========     ===========    ===========    ===========

SECURITIES HELD-TO-MATURITY
---------------------------

U.S. government agency notes                          $    34,134     $        77    $      (194)   $    34,017
Mortgage-backed securities:
    FNMA                                                    6,290               -            (84)         6,206
    FHLMC                                                   7,416               2            (88)         7,330
                                                      -----------     -----------    -----------    -----------
                                                           13,706               2           (172)        13,536
                                                      -----------     -----------    -----------    -----------

                                                      $    47,840     $        79    $      (366)   $    47,553
                                                      ===========     ===========    ===========    ===========

Sales of securities are summarized as follows:


                                                                                 For the Year Ended
                                                                       -------------December 31,-------------
                                                                          1997          1996           1995
                                                                          ----          ----           ----


     Proceeds from sales                                               $    1,001    $        -    $    8,013
     Gross realized gains                                                      18             -            14


                                  (Continued)


                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)


NOTE 2 - SECURITIES (Continued

Contractual  maturities of debt securities at December 31, 1997 were as follows.
Securities not due at a single  maturity  date,  primarily  mortgage-backed  and equity securities, are shown separately.
                                                                                 Amortized        Fair
         Securities Available-For-Sale                                             Cost           Value
         -----------------------------                                             ----           -----


         Due in one year or less                                                $    2,000     $     1,991
         Due after one year through five years                                      17,186          17,166
         Due after five years through ten years                                      6,000           6,020
         Due after ten years                                                         4,285           4,277
                                                                                ----------     -----------
                                                                                    29,471          29,454
         Equity securities                                                             400             408
         Mortgage-backed securities                                                  7,202           7,239
                                                                                ----------     -----------

                                                                                $   37,073     $    37,101
                                                                                ==========     ===========

         SECURITIES HELD-TO-MATURITY
         ---------------------------

         Due in one year or less                                                $    6,000     $     5,987
         Due after one year through five years                                       3,999           4,024
         Due after five years through ten years                                     19,987          20,090
         Due after ten years                                                        14,989          14,987
                                                                                ----------     -----------
                                                                                    44,975          45,088
         Mortgage-backed securities                                                 10,761          10,596
                                                                                ----------     -----------

                                                                                $   55,736     $    55,684
                                                                                ==========     ===========

Securities with a book value of $4,750,000 at December 31, 1997 were pledged to secure securities sold under repurchase agreements.


                                  (Continued)


                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows at:

                                                                                   --------December 31,--------
                                                                                       1997             1996
                                                                                       ----             ----


     First mortgage loans
         Principal balances
              Secured by one-to-four-family residences                             $     55,634    $     53,757
              Secured by other properties                                                 7,860           8,168
              Commercial, construction, and land                                          5,215           5,000
                                                                                   ------------    ------------
                                                                                         68,709          66,925

     Undistributed portion of construction loans                                         (1,042)         (1,043)
     Net deferred loan origination fees                                                    (337)           (418)
                                                                                   ------------    ------------
         Total first mortgage loans                                                      67,330          65,464

     Consumer loans                                                                       1,501           1,223
     Unearned discounts                                                                      (4)             (8)
                                                                                   ------------    ------------
         Total consumer loans                                                             1,497           1,215

     Allowance for loan losses                                                             (500)           (500)
                                                                                   ------------    ------------

                                                                                   $     68,327    $     66,179
                                                                                   ============    ============


At December 31, 1997 and 1996, impaired loans totaled $99,000 and $190,000. The average balance of impaired loans was approximately $145,000 for the year ended December 31, 1997 and approximately $346,000 for the year ended December 31, 1996. No portion of the allowance for loan losses was allocated to impaired loans at December 31, 1997 or December 31, 1996. Interest income recognized on impaired loans was approximately $10,000 for the year ended December 31, 1997 and $13,000 for the year ended December 31, 1996, which was received in cash for both years.

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

                                  (Continued)


                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the loan accounts of officers, directors, and their related interests follows:

                                                                                        For the Year Ended
                                                                                           December 31,
                                                                                           ------------
                                                                                       1997            1996
                                                                                       ----            ----


     Balance at beginning of year                                                   $       623    $     1,273
     Loans disbursed                                                                         23             35
     Principal repayments                                                                   (64)          (685)
                                                                                    -----------    -----------

         Balance at end of year                                                     $       582    $       623
                                                                                    ===========    ===========

Activity in the allowance for loan losses is as follows:


                                                                                For the Year Ended
                                                                     --------------December 31,----------------
                                                                         1997          1996             1995
                                                                         ----          ----             ----


     Balance at beginning of year                                    $       500    $       573    $       275
     Provision for loan losses                                                 -              -            298
     Charge-offs                                                               -            (73)             -
     Recoveries                                                                -              -              -
                                                                     -----------    -----------    -----------

         Balance at end of year                                      $       500    $       500    $       573
                                                                     ===========    ===========    ===========


NOTE 4 - REAL ESTATE HELD FOR DEVELOPMENT

The Company, through the Bank's subsidiary, GPS Development Corp., participates with local real estate developers in developing residential lots located in Naperville, Illinois.

The following summarizes the Bank's real estate development activities:

                                                                                For the Year Ended
                                                                     --------------December 31,----------------
                                                                         1997          1996             1995
                                                                         ----          ----             ----


     Proceeds from sale of real estate held
       for development                                               $     1,144    $       384    $     2,172

     Gain on sale of real estate held for development                        276             60            523


                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 4 - REAL ESTATE HELD FOR DEVELOPMENT (Continued)

The Company's primary investment in real estate held for development is a single-family housing subdivision located in Naperville known as Prairie Ridge. This development consists of 88 single family lots, of which 14 have been sold through December 31, 1997


NOTE 5 - PREMISES AND EQUIPMENT


Premises and equipment consist of the following at:

                                                                                -------December 31,-------
                                                                                   1997           1996
                                                                                   ----           ----


         Cost
              Land$                                                            $       850      $      850
              Buildings and improvements                                             1,839           1,777
              Furniture and fixtures                                                   930             549
                                                                                ----------     -----------
                  Total cost                                                         3,619           3,176
         Less accumulated depreciation                                              (1,130)         (1,026)
                                                                                ----------     -----------

                                                                                $    2,489     $     2,150
                                                                                ==========     ===========


NOTE 6 - DEPOSITS

Certificate of deposit accounts with balances $100,000 or more totaled $11,634,000 at December 31, 1997 and $8,413,000 at December 31, 1996.

At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

        1998                                  $   57,743
        1999                                      22,518
        2000                                       5,285
        2001                                       1,255
        2002 and thereafter                        2,084
                                              ----------

                                              $   88,885
                                              ==========

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

There were no advances from the Federal Home Loan Bank of Chicago (FHLB) outstanding at December 31, 1997. At December 31, 1996, the Company had advances from the FHLB of $5,000,000. FHLB advances consist of an open line of credit and bear an interest rate which adjusts daily. The interest rate was 6.95% as of December 31, 1996.

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 167% of the outstanding secured advances from the FHLB.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The  Company   terminated  its  Defined   Benefit  Pension  Plan  in  1996.  All
participants became fully vested as of May 31, 1996 and no credit was given for service after that date. All participant balances were paid in 1997.

Prior to 1996, the Bank maintained a Profit Sharing Plan covering substantially all employees. Contributions to the Profit Sharing Plan were made at the discretion of the Board of Directors and charged to expense annually. In 1996, the Bank added a 401(k) feature to the Plan to allow for participant salary deferrals into the Plan along with a matching contribution provided by the Bank. The matching contributions were $36,000 and $18,000 for 1997 and 1996. Plan contributions for 1995 were $141,000.

During 1996, the Bank established a non-qualified Supplemental Executive Retirement Plan (SERP) to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits had been reduced as the result of changes in the Internal Revenue Code. Benefits to be provided under the SERP will be funded with proportional contributions from the Company and the Bank. During 1997 and 1996, there were no such contributions.

As part of the conversion transaction, the Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company's stock at $10 per share, the initial public offering price.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a fifteen-year period. However, in the event the Bank's contributions exceed the minimum debt service requirements, additional principal payments will be made. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to release shares.

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

During 1997 and 1996, 18,582 and 16,757 shares of stock with an average fair value of $17 and $13 per share, respectively, were committed to be released, resulting in ESOP compensation expense of $315,000 and $218,000.
Shares held by the ESOP at December 31, 1997 and 1996 are as follows:

                                                  1997           1996
                                                  ----           ----

         Allocated shares                          35,339          16,757
         Unallocated shares                       180,760         199,342
                                               ----------     -----------

              Total ESOP shares                   216,099         216,099
                                               ==========     ===========

         Fair value of unallocated shares      $    3,367     $     2,591
                                               ==========     ===========

Also in connection with the conversion to stock ownership, the Company adopted a Management Recognition Plan (MRP) during 1997. The Bank contributed $1.7 million allowing the MRP to acquire 108,057 shares of common stock of the Company, at a cost of $15.75 per share. Under the MRP, 92,925 shares of common stock were awarded to certain employees and directors at the time of adoption. The remaining 15,132 shares are held for future awards. The stock awards vest over five years. The amortized cost of the shares which vested in 1997 was $476,000.

The Company also adopted a stock option plan in 1997 under the terms of which 270,141 shares of the Company's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. During 1997, options for 232,324 shares of Company common stock were granted at an exercise price of $15.75 per share. None of the options were forfeited or exercised during 1997. The options have a weighted average life of
9.2 years and a fair value of $6.38 per share.

Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents 1997 net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. There was no compensation expense recorded for stock options in 1997.

                  Pro forma net income               $     1,361
                  Basic earnings per share           $       .59
                  Diluted earnings per share         $       .59

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

The fair value of options granted in 1997 was estimated using a Black-Scholes option pricing model using the following assumptions: divided yield of 0%; expected volatility factor of the expected market price of the Company's common stock of 11%; and risk-free interest rate of 5.50%.


NOTE 9 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the year ended December 31, 1997 and the period from August 9, 1996 to December 31, 1996.


                                                                               1997              1996
                                                                               ----              ----


         BASIC EARNINGS PER SHARE
              Net income as reported                                     $        1,543     $        1,061
              Earnings prior to conversion to
                a stock form of ownership                                             -               (697)
                                                                         --------------     --------------
              Net income available to
                common shareholders                                               1,543                364
              Weighted average common
                shares outstanding                                            2,296,427          2,493,680
                                                                         --------------     --------------

                  Basic earnings per share                               $          .67     $          .15
                                                                         ==============     ==============

         DILUTED EARNINGS PER SHARE
              Net income available to
                common shareholders                                      $        1,543     $          364

              Weighted average common
                shares outstanding                                            2,296,427          2,493,686
              Dilutive effect of MRP                                              3,476                  -
              Dilutive effect of stock options                                   15,197                  -
                                                                         --------------     --------------
                                                                              2,315,100          2,493,680
                                                                         --------------     --------------

                  Dilutive earnings per share                            $          .67     $          .15
                                                                         ==============     ==============


                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 10 - REGULATORY CAPITAL

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

                                  (Continued)


NOTE 10 - REGULATORY CAPITAL (Continued)

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                                        Minimum Required
                                                                                                           to Be Well
                                                                             Minimum Required              Capitalized
                                                                               for Capital          Under Prompt Corrective
                                                         Actual              Adequacy Purposes         Action Regulations
                                                        -------              -----------------         ------------------
1997                                               Amount        Ratio        Amount        Ratio       Amount       Ratio
----                                               ------        -----        ------        -----       ------       -----


Total capital (to risk-weighted assets)          $   24,221      38.6%     $    5,022       8.0%      $    6,278     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                        $   23,721      37.8%     $    2,511       4.0%      $    2,511      4.0%
Tier 1 (core) capital (to adjusted total
  assets)                                        $   23,721      14.5%     $    4,892       3.0%      $    6,523      4.0%
Tangible capital (to adjusted total
  assets)                                        $   23,721      14.5%     $    2,446       1.5%             N/A        N/A
Tier 1 (leverage) capital (to average
  total assets)                                  $   25,991      15.6%     $    6,658       4.0%      $    8,323      5.0%

1996
----

Total capital (to risk-weighted assets)          $   27,634      58.2%     $    3,797       8.0%      $    4,797     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                        $   27,134      57.2%     $    1,899       4.0%      $    1,899      4.0%
Tier 1 (core) capital (to adjusted total
  assets)                                        $   27,134      16.5%     $    4,947       3.0%      $    6,596      4.0%
Tangible capital (to adjusted total
  assets)                                        $   27,134      16.5%     $    2,473       1.5%             N/A        N/A
Tier 1 (leverage) capital (to average
  total assets)                                  $   29,823      18.3%     $    6,530       4.0%      $    8,163      5.0%


The Bank at December 31, 1997 was categorized as well capitalized.

Federal regulations require the Qualified Thrift Lender (QTL) test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and Federal Home Loan Bank advances or the Bank must convert to a commercial bank charter. The Bank meets the requirements of the QTL test at December 31, 1997.

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 11 - INCOME TAXES

Income tax expense consists of the following:



                                                      For the Year Ended
                                           --------------December 31,---------------
                                              1997           1996            1995
                                              ----           ----            ----


     Currently payable tax
         Federal                           $       847    $       465    $       552
         State                                       -              -            (70)
     Deferred tax expense                            8             78            (69)
                                           -----------    -----------    -----------

         Income tax expense                $       855    $       543    $       413
                                           ===========    ===========    ===========


The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as a result of the following items:


                                    ----------------------------------December 31,----------------------------------
                                    -----------1 9 9 7-------  ----------1 9 9 6-------   ----------1 9 9 5---------
                                                  Percentage                 Percentage                 Percentage
                                                   of Income                  of Income                  of Income
                                                    Before                     Before                     Before
                                                    Income                     Income                     Income
                                       Amount        Taxes        Amount        Taxes        Amount        Taxes
                                      -------        -----        ------        -----        ------        -----


Income tax computed at
  the statutory rate                 $       815     34.0%     $       545        34.0%   $       459      34.0%
State income tax benefit,
  net of federal tax                           -        -                -           -            (45)     (3.4)
ESOP expense                                  44      1.8               17         1.1              -         -
Other items, net                              (4)     (.1)             (19)       (1.2)            (1)        -
                                     -----------   ------      -----------   ---------    -----------    ------

                                     $       855     35.7%     $       543        33.9%   $       413      30.6%
                                     ===========   ======      ===========   =========    ===========    ======


Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code which allowed it to deduct from taxable income a provision for bad debts which differs from the provision charged to income in the financial statements. Retained earnings at December 31, 1997 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in August 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience.

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 11 - INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following at:


                                                                             ---------December 31,---------
                                                                                  1997            1996
                                                                                  ----            ----


     Deferred loan fees                                                      $        115     $        162
     ESOP and MRP expense                                                              27                -
     Unrealized loss on securities available for sale                                   -               94
     Other                                                                              -               22
                                                                             ------------     ------------
                                                                                      142              278

     Bad debt deduction                                                              (243)            (276)
     Federal Home Loan Bank stock dividend                                            (32)             (37)
     Depreciation                                                                    (106)            (117)
     Unrealized gain on securities available for sale                                 (10)               -
     Other                                                                            (15)               -
                                                                             ------------     ------------
                                                                                     (406)            (430)
                                                                             ------------     ------------

         Net deferred tax liability                                          $       (264)    $       (152)
                                                                             ============     ============



NOTE 12 - COMMITMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, AND CONCENTRATIONS OF CREDIT RISK

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

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 12 - COMMITMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, AND CONCENTRATIONS OF CREDIT RISK (Continued)

These financial instruments are summarized as follows at:


                                                                  Contract Amount
                                                       ------------December 31,---------
                                                             1997             1996
                                                             ----             ----


     Financial instruments whose contract
       amounts represent credit risk
         Commitments to make loans (all fixed rate)       $   891         $   835
         Standby letters of credit                            793           1,665
         Loans in process                                   1,042           1,043


The fixed rate loan commitments at December 31, 1997 have terms of 75 to 180 days and rates in the range of 7.125% to 10.50%. Fixed rate loan commitments at December 31, 1996 have terms of 75 to 180 days and rates in the range of 7.00% to 8.90%.

Since certain commitments to make loans and fund loans in process expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 1997, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $6,693,000. At December 31, 1996, the balance was approximately $5,444,000.


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments is as follows:


                                                     ---------DECEMBER 31, 1997-----  ------DECEMBER 31, 1996-----
                                                         Approximate                     Approximate
                                                          Carrying       Estimated        Carrying     Estimated
                                                           Amount       Fair Value         Amount     Fair Value
                                                           ------       ----------         ------     ----------


       ASSETS
          Cash and cash equivalents                    $     7,812     $     7,812    $     6,213    $     6,213
          Securities available-for-sale                     37,101          37,101         50,109         50,109
          Securities held-to-maturity                       55,736          55,684         47,840         47,553
          Loans receivable, net                             68,327          70,307         66,179         67,168
          Federal Home Loan Bank stock                         841             841            756            756
          Accrued interest receivable                        1,542           1,542          1,627          1,627


                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)



                                                     ---------December 31, 1997-----  ------December 31, 1996-----
                                                         Approximate                     Approximate
                                                          Carrying       Estimated        Carrying      Estimated
                                                           Amount       Fair Value         Amount      Fair Value
                                                          -------       ----------         ------      ----------


       LIABILITIES
          Demand and NOW                               $    (6,823)    $    (6,823)   $    (6,760)   $    (6,760)
          Money market                                      (4,002)         (4,002)        (4,041)        (4,041)
          Passbook savings                                 (32,155)        (32,155)       (33,875)       (33,875)
          Certificates of deposit                          (93,135)        (93,540)       (84,176)       (84,505)
          Advances from borrowers for taxes
            and insurance                                   (1,387)         (1,387)        (1,288)        (1,288)
          Federal Home Loan Bank advances                        -               -         (5,000)        (5,000)
          Accrued interest payable                            (175)           (175)          (159)          (159)


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

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 1997 or December 31, 1996, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1997 and December 31, 1996 should not necessarily be considered to apply at subsequent dates.

                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Park Bancorp, Inc. The Company was formed on August 9, 1996. Accordingly, the statements of income and cash flows reflect year ended December 31, 1997 and the period August 9, 1996 through December 31, 1996.



                             CONDENSED BALANCE SHEET
                           December 31, 1997 and 1996

                                                                           1997            1996
                                                                           ----            ----


ASSETS
Cash and cash equivalents                                               $       743    $     4,566
Securities available-for-sale                                                 8,713          2,997
Securities held-to-maturity                                                   1,000          3,149
ESOP loan                                                                     1,839          1,981
Investment in bank subsidiary                                                25,991         29,823
Accrued interest receivable and other assets                                    389             48
                                                                        -----------    -----------

     Total assets                                                       $    38,675    $    42,564
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities                                  $        74    $       107
Stockholders' equity
     Common stock                                                                27             27
     Additional paid-in capital                                              26,222         26,088
     Retained earnings                                                       20,060         18,517
     Treasury stock                                                          (4,693)             -
     Unearned ESOP shares                                                    (1,807)        (1,993)
     Unearned MRP shares                                                     (1,226)             -
     Unrealized gain (loss) on securities available-for-sale                     18           (182)
                                                                        -----------    -----------

         Total liabilities and stockholders' equity                     $    38,675    $    42,564
                                                                        ===========    ===========


                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                          CONDENSED STATEMENT OF INCOME
              For the year ended December 31, 1997 and the period August 9, 1996 to December 31, 1996


                                                                                      1997             1996
                                                                                      ----             ----


Operating income
     Dividends from subsidiary                                                    $      6,000    $          -
     Gain on sale of securities                                                             18               -
     Interest income
         Securities                                                                        687              65
         ESOP loan                                                                         143              79
         Interest-bearing deposits with other financial institutions                        79             170
                                                                                  ------------    ------------
              Total operating income                                                     6,927             314

Operating expenses
     Interest on other borrowings                                                           89               -
     Other expenses                                                                        321               -
                                                                                  ------------    ------------
         Total operating expenses                                                          410               -
                                                                                  ------------    ------------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                                              6,517             314

Income taxes                                                                               164             107
                                                                                  ------------   -------------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF BANK SUBSIDIARY                                                                     6,353             207

Equity in undistributed (overdistributed) earnings
  of bank subsidiary                                                                    (4,810)            157
                                                                                  ------------    ------------


NET INCOME                                                                        $      1,543    $        364
                                                                                  ============    ============


                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                        CONDENSED STATEMENT OF CASH FLOWS
              For the year ended December 31, 1997 and the period August 9, 1996 to December 31, 1996

                                                                                        1997           1996
                                                                                        ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $     1,543     $      364
     Adjustments to reconcile net income to net cash
       provided by operating activities
         Net discount accretion                                                              (7)             -
         Gain on sale of securities available-for-sale                                      (18)             -
         Equity in (undistributed) overdistributed earnings
               of bank subsidiary                                                         4,810           (157)
         Change in
              Other assets                                                                 (341)           (47)
              Other liabilities                                                             (43)           107
                                                                                    -----------    -----------
                  Net cash from operating activities                                      5,944            267

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of bank subsidiary stock                                                        -        (13,638)
     Purchase of securities available-for-sale                                          (11,652)        (2,997)
     Purchase of securities held-to-maturity                                                  -         (3,149)
     Proceeds from sale of securities available-for-sale                                  1,001              -
     Proceeds from maturities and calls of securities
       available-for-sale                                                                 4,988              -
     Proceeds from maturities and calls of securities
       held-to-maturity                                                                   2,149              -
     Payment received on ESOP loan                                                          142            180
                                                                                    -----------    -----------
         Net cash from investing activities                                              (3,372)       (19,604)

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                                          (6,395)             -
     Net proceeds from sale of common stock                                                   -         23,903
                                                                                    -----------    -----------
         Net cash from financing activities                                              (6,395)        23,903
                                                                                    -----------    -----------

Net change in cash and cash equivalents                                                  (3,823)         4,566

Cash and cash equivalents at beginning of period                                          4,566              -
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       743    $     4,566
                                                                                    ===========    ===========


                                  (Continued)

                        PARK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995
          (Table amounts in thousands, except share and per share data)


NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

1997
----
                                                     ----------------------Three Months Ended------------------
                                                       March 31        June 30     September 30      December 31
                                                       --------        -------     ------------      -----------


Interest income                                      $     3,150     $     3,130    $     3,118    $     3,066
Interest expense                                           1,569           1,602          1,603          1,616
                                                     -----------     -----------    -----------    -----------


NET INTEREST INCOME                                        1,581           1,528          1,515          1,450

Provision for loan losses                                      -               -              -              -
Other income                                                  88             216            189             92
Other expense                                                925           1,050          1,029          1,257
                                                     -----------     -----------   ------------      ---------


INCOME BEFORE INCOME TAXES                                   744             694            675            285

Income tax expense                                           253             234            226            142
                                                     -----------     -----------    -----------    -----------


NET INCOME                                           $       491     $       460    $       449    $       143
                                                     ===========     ===========    ===========    ===========

Basic earnings per share                             $       .20     $       .20    $       .20    $       .07
Diluted earnings per share                           $       .20     $       .20    $       .20    $       .07

1996
----


                                                     ----------------------Three Months Ended------------------
                                                       March 31        June 30     September 30      December 31
                                                       --------        -------     ------------      -----------


Interest income                                      $     2,643     $     2,612    $     2,970    $     3,110
Interest expense                                           1,553           1,561          1,579          1,626
                                                     -----------     -----------    -----------    -----------


NET INTEREST INCOME                                        1,090           1,051          1,391          1,484

Provision for loan losses                                      -               -              -              -
Other income                                                  77              80             79             71
Other expense                                                783             760          1,462            714
                                                      ----------       ---------      ---------    -----------


INCOME BEFORE INCOME TAXES                                   384             371              8            841

Income tax expense (benefit)                                 130             130             (4)           287
                                                     -----------     -----------    -----------    -----------


NET INCOME                                           $       254     $       241    $        12    $       554
                                                     ===========     ===========    ===========    ===========

Basic earnings per share 1                                   N/A             N/A    $      (.07)   $       .22
Diluted earnings per share 1                                 N/A             N/A    $      (.07)   $       .22

1 Earnings per share for the three months ended September 30, 1996 is computed on a net loss of $190,000 from August 9, 1996, the date that the Bank converted to stock ownership.