Form 10-Q
period 1998-03-31
PARK BANCORP INC
filed 1998-05-11
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                              ---------------------

                                    FORM 10-Q
                [X] QARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes /X/      No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1998, the Registrant had outstanding 2,332,649 shares of common stock.


THE FORMATTING OF THIS REPORT SHOULD STAY AS IS

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report


                                      Index


                                                                           PAGE

PART I - Financial Information

     Item 1     Financial Statements                                          1

     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               6

     Item 3     Quantitative and Qualitative Disclosures About Market Risks   8


PART II - Other Information

     Item 1     Legal Proceedings                                             10

     Item 2     Changes in Securities                                         10

     Item 3     Defaults Upon Senior Securities                               10

     Item 4     Submission of Matters to a Vote of Securities Holders         10

     Item 5     Other Information                                             10

     Item 6     Exhibits and Reports on Form 8-K                              10


SIGNATURES                                                                    11



PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1998             1997
                                                                                       ----             ----

ASSETS

Cash and due from banks                                                            $        859    $      1,119
Interest-bearing deposit accounts in other financial institutions                         9,094           6,693
                                                                                   ------------    ------------
     Total cash and cash equivalents                                                      9,953           7,812
Securities available-for-sale                                                            30,604          37,101
Securities held-to-maturity (fair value: 1998 - $76,142; 1997 - $55,684)                 77,438          55,736
Loans receivable, net                                                                    71,900          68,327
Federal Home Loan Bank stock                                                                841             841
Real estate held for development                                                          1,619           2,270
Premises and equipment, net                                                               2,505           2,489
Foreclosed real estate                                                                       60              60
Accrued interest receivable                                                               1,779           1,542
Other assets                                                                                651             494
                                                                                   ------------         -------

TOTAL ASSETS                                                                           $197,350        $176,672
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                               $138,374        $131,865
Securities sold under repurchase agreements                                               7,046           4,250
Advances from borrowers for taxes and insurance                                           1,325           1,387
Federal Home Loan Bank advances                                                          10,000               -
Accrued interest payable                                                                    152             175
Other liabilities                                                                         1,156             394
                                                                                   ------------    ------------
     Total liabilities                                                                  158,053         138,071

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                                                -               -
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                                    27              27
Additional paid-in capital                                                               26,262          26,222
Retained earnings                                                                        20,629          20,060
Treasury stock at cost - 283,562 shares                                                  (4,693)         (4,693)
Unearned ESOP shares                                                                     (1,763)         (1,807)
Unearned MRP shares                                                                      (1,153)         (1,226)
Unrealized gain (loss) on securities available-for-sale, net of taxes                       (12)             18
                                                                                   ------------    ------------
     Total stockholders' equity                                                          39,297          38,601
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    197,350    $    176,672
                                                                                   ============    ============


PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                           1998          1997
                                                                                           ----          ----

Interest income:
     Loans receivable                                                                  $    1,495    $    1,404
     Securities                                                                             1,948         1,746
                                                                                       ----------    ----------
         Total                                                                              3,443         3,150

Interest expense:
     Deposits                                                                               1,669         1,498
     Federal Home Loan Bank advances                                                          112            71
                                                                                       ----------    ----------
         Total                                                                              1,781         1,569
                                                                                       ----------    ----------

Net interest income                                                                         1,662         1,581

Provision for loan losses                                                                       -             -
                                                                                       ----------    ----------

Net interest income after provision for loan losses                                         1,662         1,581

Noninterest income:
     Gain on sale of real estate held for development                                         224            45
     Gain on sale of securities available-for-sale                                              3             -
     Service fee income                                                                        40            36
     Other operating income                                                                    14             7
                                                                                       ----------    ----------
         Total noninterest income                                                             281            88

Noninterest expense:
     Compensation and benefits                                                                683           591
     Occupancy and equipment expense                                                          134           120
     Federal deposit insurance premiums                                                        32            33
     Data processing services                                                                  33            32
     Advertising                                                                               50            23
     Stationery, printing and supplies                                                         23            34
     Other operating expense                                                                  124            92
                                                                                       ----------    ----------
         Total noninterest expense                                                          1,079           925
                                                                                       ----------    ----------

Income before income taxes                                                                    864           744

Income tax expense                                                                            295           253
                                                                                       ----------    ----------

     Net income                                                                        $      569    $      491
                                                                                       ==========    ==========


Basic earnings per share                                                               $      .26    $      .20
Diluted earnings per share                                                             $      .26    $      .20

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          1998              1997
                                                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $569           $491
Adjustments to reconcile net income to net cash from
  operating activities:
     Net discount accretion on securities                                                    (12)            (4)
     Gain on sale of real estate held for development                                       (224)           (45)
     Gain on sale of securities available-for-sale                                            (3)             -
     Depreciation                                                                            121             45
     ESOP compensation expense                                                                44             47
     MRP compensation expense                                                                113            138
     Net change in:
         Accrued interest receivable                                                        (237)            72
         Accrued interest payable                                                            (23)             2
         Other assets                                                                       (157)           212
         Other liabilities                                                                   778          5,209
                                                                                       ---------          -----

         Net cash from operating activities                                                  969          6,167


CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans                                                                       (3,573)           499
Purchase of securities available-for-sale                                                 (7,621)        (3,400)
Purchase of securities held-to-maturity                                                  (28,248)        (5,000)
Proceeds from sales of securities available-for-sale                                         289              -
Proceeds from maturities and calls of securities available-for-sale                       13,190          3,000
Proceeds from maturities and calls of securities held-to-maturity                          6,000          2,000
Principal repayments on mortgage-backed securities                                         1,154          1,173
Net change in real estate held for development                                               875            104
Expenditures for premises and equipment                                                     (137)          (442)
                                                                                       ----------       --------

     Net cash from investing activities                                                  (18,071)        (2,066)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                                     6,509         (1,313)
Net change in repurchase agreements                                                        2,796              -
Net change in advances from borrowers for taxes and insurance                                (62)           (87)
Net change in FHLB advances                                                               10,000              -
Purchase of treasury stock                                                                     -         (4,219)
                                                                                       ---------       ---------

     Net cash from financing activities                                                   19,243         (5,619)
                                                                                       ---------        --------

Net change in cash and cash equivalents                                                    2,141         (1,518)

Cash and cash equivalents at beginning of period                                           7,812          6,213
                                                                                        --------       --------

Cash and cash equivalents at end of period                                                $9,953         $4,695
                                                                                         =======        =======


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                    $     1,803    $     1,567
         Income taxes                                                                          -             45

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                         Unrealized
                                                                                                        Appreciation
                                                                                                       (Depreciation)
                                                     Additional         Unearned     Unearned           on Securities     Stock-
                                             Common   Paid-in  Retained   ESOP         MRP    Treasury    Available-      holders'
                                             STOCK    CAPITAL  EARNINGS  SHARES       SHARES   STOCK      FOR-SALE        EQUITY
                                             ------  --------- -------- --------    --------- ------    --------------  -----------


Balance at January 1, 1997                  $27    $26,088    $18,517   $(1,993)      $-        $-        $(182)        $42,457
Net income                                    -          -        491         -        -         -            -             491
Depreciation in fair value of
  securities classified as available-for-
  sale,net of income taxes of $161           -          -          -         -        -         -         (317)           (317)
                                                                                                                          -----
Comprehensive income                          -          -          -         -        -         -            -             174

Purchase of common stock                      -          -          -         -        -    (4,219)           -          (4,219)
Grant of stock awards under Management
  Recognition Plan (MRP)                      -          -          -         -   (1,702)    1,702            -               -
ESOP shares earned                            -          -          -        47        -         -            -              47
MRP shares earned                             -         24          -         -      114         -            -             138
                                         ------      -----     ------   -------  -------   ------       -------        --------

Balance at March 31, 1997                   $27    $26,112    $19,008   $(1,946) $(1,588)  $(2,517)       $(499)        $38,597
                                         ======    =======    =======   ========  =======  ========     =======      ==========





Balance at January 1, 1998                  $27    $26,222    $20,060   $(1,807) $(1,226)  $(4,693)         $18         $38,601
Net income                                    -          -        569         -        -         -            -             569
Depreciation in fair value of
  securities classified as available-for-
  sale, net of income taxes of $16            -          -          -         -        -         -          (30)            (30)
                                                                                                                         -------
Comprehensive income                          -          -          -         -        -         -            -             539

ESOP shares earned                            -          -          -        44        -         -            -              44
MRP shares earned                             -         40          -         -       73         -            -             113
                                          ------    ------     ------     ------  ------    ------       ------         -------

Balance at March 31, 1998                   $27    $26,262    $20,629   $(1,763) $(1,153)  $(4,693)        $(12)        $39,297
                                          ======   =======    =======   ======== ========  ========      =======      =========

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Park Federal Savings Bank (Bank) and its subsidiaries, as of March 31, 1998 and December 31, 1997 and for the three-month periods ended March 31, 1998 and 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto.

Note 2 - Summary of Significant Accounting Policies

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Realized gains are based on specific identification of amortized cost Interest income includes amortization of purchase premium or discount.

LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

EARNINGS PER SHARE: Basic and diluted earnings per share are computed under a new accounting standard which became effective during the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options and unearned Management Recognition Plan (MRP) shares.

Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the Three month period ended March 31, 1998 and 1997.

                                                                               1997              1996
                                                                               ----              ----


         Net income as reported                                          $      569     $         491
         Weighted average common
           shares outstanding                                             2,154,162         2,489,454
                                                                         ----------        ----------

              Basic earnings per share                                   $      .26     $         .20
                                                                         ==========        ==========

         Net income available to
           common shareholders                                           $      569     $         491

         Weighted average common
           shares outstanding                                             2,154,162         2,489,454
         Dilutive effect of MRP                                               6,784                 -
         Dilutive effect of stock options                                    31,423                 -
                                                                         ----------         ---------
                                                                          2,192,369         2,489,454
                                                                         ----------         ---------

              Diluted earnings per share                                       $.26              $.20
                                                                         ==========         =========



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at March 31, 1998 to its financial condition at December 31, 1997 and the results of operations for the three months ended March 31, 1998 to the same period in 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 1998 were $197.4 million compared to $176.7 million at December 31, 1997, an increase of $20.7 million, or 11.70%. During the three months ended March 31, 1998, cash and cash equivalents increased by $2.1 million and securities held-to-maturity increased by $21.7 million which were primarily funded by $10 million of Federal Home Loan Bank advances.

Total liabilities at March 31, 1998 were $158.1 million compared to $138.1 million at December 31, 1997, an increase of $20.0 million. Total deposits increased by approximately $6.5 million during the quarter ended March 31, 1998 while additional funds were received as securities sold under repurchase agreements increased $2.8 million. The remaining increase was due to the $10 million of advances from the Federal Home Loan Bank as discussed above.

Stockholders' equity at March 31, 1998 was $39.3 million compared to $38.6 million at December 31, 1997, an increase of $696,000. This increase was primarily attributable to the net income for the first quarter of 1998 of $569,000.



RESULTS OF OPERATIONS

Net income increased 15.9% to $569,000 for the quarter ended March 31, 1998 from $491,000 for the quarter ended March 31, 1997. Net interest income increased to $1.7 million for the three-month period ended March 31, 1998 compared to $1.6 million for the same period in 1997.

Noninterest income increased $190,000 to $278,000 for the quarter ended March 31, 1998 fueled primarily by an increase in the gains on sales of real estate held for development to $224,000 for the 1998 period from $45,000 for the same period in 1997.

Noninterest expense increased to $1.1 million for the three-month period ended March 31, 1998 from $925,000 for the three-month period ended March 31, 1997 primarily as a result of additional compensation expense and other expenses as a result of operating as a public company.

The Corporation's federal income tax expense increased to $295,000 for the three-month period ended March 31, 1998 from $253,000 for the three-month period ended March 31, 1997. The change in income tax was attributable to the increase in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at March 31, 1998 was 54.2%.

At March 31, 1998, the Bank had $1.8 million in commitments to originate loans and $783,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 1998:

                                       ACTUAL              REQUIRED             EXCESS
                                       AMOUNT         %    AMOUNT        %      AMOUNT      %
                                     ---------      ----  ---------     ---    ----------   ---

Core leverage capital                24,976         13.7   7,297        4.0     17,679     9.7
Risk-based capital                   25,484         38.9   5,245        8.0     20,239    30.9

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, became effective during the first quarter of 1998 and requires that all components of comprehensive income be presented in a separate statement. Disclosures of the components of comprehensive income are included in the Consolidated Statements of Stockholders' Equity.

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

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 400 basis point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of December 31, 1997, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (0.92)% and would result in a $2.2 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                                       NPV as a % of
                           --------------NET PORTFOLIO VALUE------------    -----------PV OF ASSETS---------
       CHANGE IN RATES       $ AMOUNT         $ CHANGE       % CHANGE          NPV RATIO         CHANGE
       ---------------       --------         --------       --------          ---------         ------

          + 400 bp         $    25,295     $   (5,127)         (16.8)%           15.74%          -223 bp
          + 300 bp              26,753         (3,664)         (12.0)            16.42           -155 bp
          + 200 bp              28,181         (2,241)          (7.3)            17.05            -92 bp
          + 100 bp              29,477           (945)          (3.1)            17.60            -37 bp
              0 bp              30,422              -            -               17.97                 -
          - 100 bp              30,925            503            1.6             18.11            +14 bp
          - 200 bp              31,124            702            2.3             18.10            +13 bp
          - 300 bp              31,498          1,076            3.5             18.16            +19 bp
          - 400 bp              32,209          1,787            5.8             18.38            +41 bp

Management has not yet completed the computation of NPV as of March 31, 1998 but estimates that the results would not be materially different than those presented above.

PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

                  None

ITEM 2.   CHANGES IN SECURITIES.

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits - Not applicable.


                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARK BANCORP, INC.

Date:  May 8, 1998                     /S/ DAVID A. REMIJAS
                                       --------------------
                                       David A. Remijas
                                       President and Chief Executive Officer


Date:  May 8, 1998                     /S/ STEVEN J. POKRAK
                                       --------------------
                                       Steven J. Pokrak
                                       Treasurer and Chief Financial Officer