Form 10-Q
period 1998-06-30
PARK BANCORP INC
filed 1998-08-13
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes       X       No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of June 30, 1998, the Registrant had outstanding 2,332,649 shares of common stock.


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

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1998             1997
                                                                                       ----             ----
                                     ASSETS
Cash and due from banks                                                            $        829    $      1,119
Interest-bearing deposit accounts in other financial institutions                        10,491           6,693
                                                                                   ------------    ------------
     Total cash and cash equivalents                                                     11,320           7,812
Securities available-for-sale                                                            28,646          37,101
Securities held-to-maturity (fair value: 1998 -  $73,267; 1997 - $55,684)                73,155          55,736
Loans receivable, net                                                                    74,363          68,327
Federal Home Loan Bank stock                                                                804             841
Real estate held for development                                                          3,257           2,270
Premises and equipment, net                                                               2,526           2,489
Other real estate                                                                             -              60
Accrued interest receivable                                                               2,025           1,542
Other assets                                                                                717             494
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $    196,813    $    176,672
                                                                                   ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                           $    138,419    $    131,865
Securities sold under repurchase agreements                                               6,034           4,250
Advances from borrowers for taxes and insurance                                           1,448           1,387
Federal Home Loan Bank advances                                                          10,000               -
Accrued interest payable                                                                    191             175
Other liabilities                                                                           696             394
                                                                                   ------------    ------------
     Total liabilities                                                                  156,788         138,071

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                                                -               -
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                                    27              27
Additional paid-in capital                                                               26,297          26,222
Retained earnings                                                                        21,160          20,060
Unearned ESOP shares                                                                     (1,718)         (1,807)
Unearned MRP shares                                                                      (1,080)         (1,226)
Treasury stock at cost - 283,652  shares                                                 (4,693)         (4,693)
Unrealized gain on securities available-for-sale, net of taxes                               32              18
                                                                                   ------------    ------------
     Total stockholders' equity                                                          40,025          38,601
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    196,813    $    176,672
                                                                                   ============    ============





PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(IN THOUSANDS)
                                                                 THREE MONTHS                  SIX MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                              1998          1997           1998          1997
Interest income:
     Loans receivable                                      $    1,557    $    1,396    $    3,052    $    2,800
     Securities                                                 1,933         1,734         3,881         3,480
                                                           ----------    ----------    ----------    ----------
         Total                                                  3,490         3,130         6,933         6,280

Interest expense:
     Deposits                                                   1,699         1,493         3,368         2,991
     Federal Home Loan Bank advances                              119            50           231           121
     Other borrowings                                               -            59             -            59
                                                           ----------    ----------    ----------    ----------
         Total                                                  1,818         1,602         3,599         3,171
                                                           ----------    ----------    ----------    ----------

Net interest income                                             1,672         1,528         3,334         3,109

Provision for loan losses                                           -             -             -             -
                                                           ----------    ----------    ----------    ----------


Net interest income after provision for
  loan losses                                                   1,672         1,528         3,334         3,109

Noninterest income:
     Gain on sale of real estate held for development             231            80           455           125
     Gain on sale of securities available-for-sale                  1             -             4             -
     Service fee income                                            54            23            94            59
     Other operating income                                         2           113            16           120
                                                           ----------    ----------    ----------    ----------
         Total noninterest income                                 288           216           569           304

Noninterest expense:
     Compensation and benefits                                    719           645         1,402         1,236
     Occupancy and equipment expense                              130           114           264           234
     Advertising                                                   61            46           111            69
     Other operating expense                                      213           245           425           436
                                                           ----------    ----------    ----------    ----------
         Total noninterest expense                              1,123         1,050         2,202         1,975
                                                           ----------    ----------    ----------    ----------

Income before income taxes                                        837           694         1,701         1,438

Income tax expense                                                306           234           601           487
                                                           ----------    ----------    ----------    ----------

     Net income                                            $      531    $      460    $    1,100    $      951
                                                           ==========    ==========    ==========    ==========


Basic earnings per share                                   $     .25     $      .20    $      .51    $      .40
                                                           =========     ==========    ==========    ==========

Diluted earnings per share                                 $     .24     $      .20    $      .50    $      .40
                                                           =========     ==========    ==========    ==========

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                          1998          1997
                                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $     1,100    $       951
Adjustments to reconcile net income to net cash from
  operating activities:
     Net discount accretion on securities                                                    (31)            (1)
     Gain on sale of securities available-for-sale                                            (4)             -
     Loss on sale of real estate owned                                                         6              -
     Gain on sale of real estate held for development                                       (455)          (125)
     Depreciation                                                                            162             90
     ESOP compensation expense                                                               164            148
     MRP compensation expense                                                                146            267
     Net change in:
         Accrued interest receivable                                                        (483)           114
         Accrued interest payable                                                             16             20
         Other assets                                                                       (223)          (291)
         Other liabilities                                                                   295            842
                                                                                     -----------    -----------

         Net cash from operating activities                                                  693          2,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale                                                 (8,964)        (3,972)
Purchase of securities held-to-maturity                                                  (40,238)        (7,000)
Proceeds from sales, calls, and maturities of securities available- for-sale              15,946          6,731
Proceeds from maturities and calls of securities held-to-maturity                         21,000          5,443
Principal repayments on mortgage-backed securities                                         3,348              -
Net change in loans                                                                       (6,036)        (1,797)
Net change in FHLB stock                                                                      37            (85)
Net change in real estate held for development                                              (532)           357
Proceeds from sale of real estate owned                                                       54              -
Purchase of premises and equipment                                                          (199)          (332)
                                                                                     -----------    -----------

     Net cash from investing activities                                                  (15,584)          (655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                                     6,554         (1,638)
Net change in repurchase agreements                                                        1,784              -
Net change in advances from borrowers for taxes and insurance                                 61             81
Net change in Federal Home Loan Bank advances                                             10,000         (3,000)
Net change in other borrowings                                                                 -          4,000
Purchase of treasury stock                                                                     -         (4,219)
                                                                                     -----------    -----------

     Net cash from financing activities                                                   18,399         (4,776)
                                                                                     -----------    -----------

Net change in cash and cash equivalents                                                    3,508         (3,416)

Cash and cash equivalents at beginning of period                                           7,812          6,213
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $    11,320    $     2,797
                                                                                     ===========    ===========

Cash paid during the period for
     Interest                                                                        $     3,352    $     3,130
     Income taxes                                                                            445            540

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                      Unrealized
                                                                                                      Gain (Loss)
                                                  Additional             Unearned  Unearned           on Securities    Stock-
                                         Common    Paid-in    Retained     ESOP      MRP    Treasury   Available-     holders'
                                         STOCK     CAPITAL    EARNINGS    SHARES   AWARDS    STOCK     FOR-SALE       EQUITY

Balance at January 1, 1997               $ 27     $ 26,088    $ 18,518    (1,994)  $    -    $    -     $(182)        $ 42,457
Net income                                  -            -         951         -        -         -         -              951
Change in fair value of
  securities classified as
  available-for-sale, net of income tax     -            -           -         -        -         -       (51)             (51)
                                                                                                                   -----------
     Comprehensive income                                                                                                  900

Purchase of treasury stock                  -            -           -         -        -    (4,219)        -           (4,219)
Grant of stock awards under Management
  Recognition Plan (MRP)                             1,701           -         -   (1,701)        -         -                -
ESOP shares earned                          -           54           -        94        -         -         -              148
MRP shares earned                           -            -           -         -      267         -         -              267
                                  -----------  -----------  ---------- --------- -------- --------- ---------      -----------

Balance at June 30, 1997          $        27  $    27,843 $    19,469 $  (1,900)$ (1,434) $ (4,219)    $ (233)    $    39,553
                                  ===========  =========== =========== ========= ========  ======== ==========     ===========




Balance at January 1, 1998        $        27  $    26,222 $    20,060 $  (1,807)$ (1,226) $ (4,693)    $   18     $    38,601
Net income                                  -            -       1,100         -        -         -          -           1,100
Change in fair value of
  securities classified
  as available-for-sale,
  net of income tax                         -            -           -         -        -         -         14              14
                                                                                                                   -----------
     Comprehensive income                                                                                                1,114

ESOP shares earned                          -           75           -        89        -         -          -             164
MRP shares earned                           -            -           -         -      146         -          -             146
                                  -----------  ----------- ----------- --------- -------- ---------  ---------     -----------

Balance at June 30, 1998          $        27  $    26,297 $    21,160 $  (1,718)$ (1,080)$  (4,693)    $   32     $    40,025
                                  ===========  =========== =========== ========= ======== =========  =========     ===========


                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PFI Development Corporation, and the Bank's subsidiaries, as of June 30, 1998 and December 31, 1997 and for the six-month periods ended June 30, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto.

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

Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six-month periods ended June 30, 1998 and 1997.


                                                                1998                             1997
                                                                ----                             ----
                                                     Three Months    Six Months       Three Months    Six Months
                                                     ENDED JUNE 30  ENDED JUNE 30     ENDED JUNE 30  ENDED JUNE 30
                                                     -------------  -------------     -------------  -------------

     Net income as reported                          $       531     $     1,100      $       460    $       951
     Weighted average common
       shares outstanding                              2,158,650       2,156,418        2,239,125      2,363,598
                                                     -----------     -----------      -----------    -----------

         Basic earnings per share                    $       .25     $      .51       $       .20    $       .40
                                                     ===========     ==========       ===========    ===========

     Net income available to
       common shareholders                           $       531     $     1,100      $       460    $       951

     Weighted average common
       shares outstanding                              2,158,650       2,156,418        2,239,125      2,363,598
     Dilutive effect of MRP                                7,539           7,447                -              -
     Dilutive effect of stock options                     34,128          34,497                -              -
                                                     -----------     -----------      -----------    -----------
                                                       2,200,317       2,198,362        2,239,125      2,363,598
                                                     -----------     -----------      -----------    -----------

         Diluted earnings per share                  $       .24     $      .50       $       .20    $       .40
                                                     ===========     ==========       ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at June 30, 1998 to its financial condition at December 31, 1997 and the results of operations for the three and six-month periods ended June 30, 1998 to the same period in 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 1998 were $196.8 million compared to $176.7 million at December 31, 1997, an increase of $20.1 million. During the six months ended June 30, 1998, loans increased $6.0 million while securities increased $9.0 million. This was funded by $10.0 million of advances from the Federal Home Loan Bank of Chicago (FHLB) and deposit growth of $6.6 million.

Total liabilities at June 30, 1998 were $156.8 million compared to $138.1 million at December 31, 1997, an increase of $18.7 million. Borrowings increased $11.8 million at June 30, 1998, due to a $10 million increase in FHLB advances and a $1.8 million increase in repurchase agreements. Total deposits increased approximately $6.6 million during the period. Management attributes the growth to the new deposit products offered.

Stockholders' equity at June 30, 1998 was $40.0 million compared to $38.6 million at December 31, 1997, an increase of $1.4 million. This increase was primarily attributable to the year-to-date net income of $1.1 million.

RESULTS OF OPERATIONS

Net income increased $71,000, or 15.4%, to $531,000 for the quarter ended June 30, 1998 compared to the same period in 1997. Net income also increased $149,000, or 15.7%, to $1.1 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Net interest income increased $144,000, or 9.4%, for the quarter ended June 30, 1998 compared to the same period in 1997. Net interest income also increased $225,000, or 7.2%, for the six-month period ended June 30, 1998 compared to the same period in 1997. Both increases are attributable primarily to growth in the average balance of loans and securities.

Noninterest income increased $72,000 and $265,000 to $288,000 and $569,000 for the three and six-month periods ended June 30, 1998 compared to the same periods in 1997. These increases were primarily due to gains from the sale of real estate held for development from the Bank's project in Naperville, Illinois.

Noninterest expense increased to $1.1 million for the quarter ended June 30, 1998 from $1.0 million for the quarter ended June 30, 1997. Noninterest expense increased to $2.2 million for the six-month period ended June 30, 1998 from $2.0 million for the comparable period in 1997. Both increases are primarily a result of increased compensation expense as a result of staff increases and MRP expenses, advertising, and other costs associated with operating as a public company.

The Corporation's federal income tax expense increased $72,000, or 30.8%, to $306,000 for the quarter ended June 30, 1998 compared to the same period in 1997 while income tax expense increased $114,000, or 23.4% to $601,000 for the six-month period ended June 30, 1998 compared to the same period in 1997. Both increases are attributable to the increase in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at June 30, 1998 was 52.0%.

At June 30, 1998, the Bank had $2.1 million in commitments to originate loans and $399,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1998:


                                          ACTUAL                  REQUIRED               EXCESS
                                          AMOUNT      %            AMOUNT     %          AMOUNT          %

Core leverage capital               $    23,172     12.8%     $   7,240      4.0%     $  15,932         8.8%
Risk-based capital                       23,672     35.6          5,322      8.0         18,350        27.6

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, became effective during the first quarter of 1998 and requires that all components of comprehensive income be presented in a separate statement. Disclosures of the components of comprehensive income are included in the Consolidated Statements of Stockholder's Equity.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, will also become effective during 1998. SFAS No. 131 establishes standards for the way public companies report information about its operating segments and requires that these standards be adhered to for interim reporting as well. SFAS No. 131 requires companies to provide more descriptive disclosures about its operating segments including the way in which the segment was determined, the products and services provided by the segment, and the profit or loss generated by the segment. Management does not anticipate that SFAS No. 131 will have a significant impact on the Corporation's results of operations or capital.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300, and 400 basis points.

                                     INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                                       NPV as a % of
                           --------------NET PORTFOLIO VALUE------------    -----------PV OF ASSETS---------
       CHANGE IN RATES       $ AMOUNT         $ CHANGE       % CHANGE          NPV RATIO         CHANGE
       ---------------       --------         --------       --------          ---------         ------

          + 400 bp         $    24,264     $   (6,360)         (21.0)%           13.62%         - 264 bp
          + 300 bp              25,994         (4,630)         (15.0)            14.38          - 188 bp
          + 200 bp              27,718         (2,906)          (9.0)            15.11          - 115 bp
          + 100 bp              29,342         (1,282)          (4.0)            15.77           - 49 bp
              0 bp              30,624              -            -               16.26              -
          - 100 bp              31,469            845            3.0             16.54           + 28 bp
          - 200 bp              31,702          1,078            4.0             16.55           + 29 bp
          - 300 bp              32,905          2,281            7.0             16.62           + 36 bp
          - 400 bp              32,970          2,346            8.0             16.89           + 63 bp

Management has not yet completed the computation of NPV as of June 30, 1998 but estimates that the results would not be materially different than those presented above.

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

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits - Not applicable.



                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PARK BANCORP, INC.

Date:  August 7, 1998                             /S/ DAVID A. REMIJAS
                                                  --------------------
                                                  David A. Remijas
                                                  President and Chief
                                                  Executive Officer


Date:  August 7, 1998                             /S/ STEVEN J. POKRAK
                                                  --------------------
                                                  Steven J. Pokrak
                                                  Treasurer and Chief
                                                  Financial Officer