Form 10-Q
period 1998-09-30
PARK BANCORP INC
filed 1998-11-13
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
               For the quarterly period ended September 30, 1998

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

As of September 30, 1998, the Registrant had outstanding 2,119,878 shares of common stock.

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report


                                     Index

                                                                                Page
PART I - Financial Information

        Item 1  Financial Statements                                            1

        Item 2  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 6

        Item 3  Quantitative and Qualitative Disclosures About Market Risk      9


PART II - Other Information

        Item 1  Legal Proceedings                                               11

        Item 2  Changes in Securities                                           11

        Item 3  Defaults Upon Senior Securities                                 11

        Item 4  Submission of Matters to a Vote of Securities Holders           11

        Item 5  Other Information                                               11

        Item 6  Exhibits and Reports on Form 8-K                                11


SIGNATURES

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(In Thousands)

                                                                 September 30,   December 31,
                                                                     1998            1997
                                                                   --------       -----------
        ASSETS
Cash and due from banks                                          $   1,005        $  1,119
Interest-bearing deposit accounts in other financial institutions    5,108           6,693
                                                                 ---------       ---------
        Total cash and cash equivalents                              6,113           7,812
Securities available-for-sale                                      109,101          37,101
Securities held-to-maturity (fair value in 1997 - $55,684)               -          55,736
Loans receivable, net                                               74,747          68,327
Federal Home Loan Bank stock                                           804             841
Real estate held for development                                     2,711           2,270
Premises and equipment, net                                          2,567           2,489
Other real estate                                                        -              60
Accrued interest receivable                                          1,768           1,542
Other assets                                                           496             494
                                                                 ---------       ---------
TOTAL ASSETS                                                     $ 198,307        $176,672
                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                         $   142,188      $131,865
Securities sold under repurchase agreements                            5,981         4,250
Advances from borrowers for taxes and insurance                        1,645         1,387
Federal Home Loan Bank advances                                       10,000             -
Accrued interest payable                                                 258           175
Other liabilities                                                        967           394
                                                                 -----------      ---------
        Total liabilities                                            161,039       138,071

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                             -             -
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                 27            27
Additional paid-in capital                                            26,335        26,222
Retained earnings                                                     21,718        20,060
Treasury stock at cost - 514,625 shares and 283,652 shares,
  respectively                                                        (8,733)       (4,693)
Unearned ESOP shares                                                  (1,673)       (1,807)
Unearned MRP shares                                                   (1,006)       (1,226)
Unrealized gain on securities available-for-sale, net of taxes           600            18
                                                                 -----------      ---------
        Total stockholders' equity                                    37,268        38,601
                                                                 -----------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  198,307      $176,672
                                                                 ===========      =========

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(In Thousands)

                                                                 Three Months             Nine Months
                                                              Ended September 30,     Ended September 30,
                                                            ---------------------    ----------------------
                                                              1998          1997      1998           1997
                                                            --------------------     ----------------------
Interest income:
        Loans receivable                                    $ 1,569        $ 1,424   $ 4,621        $ 4,224
        Securities                                            1,933          1,694     5,814          5,174
                                                            -------        -------   -------        -------
                Total                                         3,502          3,118    10,435          9,398

Interest expense:
        Deposits                                              1,741          1,524     5,109          4,515
        Federal Home Loan Bank advances                         123             79       354            259
                                                            -------        -------   -------        -------
                Total                                         1,864          1,603     5,463          4,774
                                                            -------        -------   -------        -------
Net interest income                                           1,638          1,515     4,972          4,624

Provision for loan losses                                         -              -         -              -
                                                            -------        -------   -------        -------

Net interest income after provision for
  loan losses                                                 1,638          1,515     4,972          4,624

Noninterest income:
        Gain on sale of real estate held for
          development                                           246            140       701            265
        Gain on sale of securities available-for-sale             -             10         4             10
        Service fee income                                       52             34       146             93
        Other operating income                                    2              5        18            125
                                                            -------        -------   -------        -------
                Total noninterest income                        300            189       869            493

Noninterest expense:
        Compensation and benefits                               704            616     2,106          1,852
        Occupancy and equipment expense                         131            122       395            356
        Federal deposit insurance premiums                       36             33       102            100
        Data processing services                                 36             33       102             96
        Advertising                                              46             22       157             91
        Stationery, printing, and supplies                       19             19        64             79
        Other operating expense                                 131            184       378            430
                                                            -------        -------   -------        -------
                Total noninterest expense                     1,103          1,029     3,304          3,004
                                                            -------        -------   -------        -------
Income before income taxes                                      835            675     2,537          2,113

Income tax expense                                              278            226       879            713
                                                            -------        -------   -------        -------

        Net income                                          $   557          $ 449   $ 1,658       $  1,400
                                                            =======        =======   =======        =======


Basic earnings per share                                    $   .27         $  .20    $  .78          $ .60
                                                            =======        =======   =======        =======
Diluted earnings per share                                  $   .26         $  .20    $  .77          $ .60
                                                            =======        =======   =======        =======

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)

                                                                                Nine Months Ended
                                                                               --------------------
                                                                                   September 30,
                                                                              1998                1997
                                                                          ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  1,658            $  1,400
        Adjustments to reconcile net income to net cash from operating activities:
                Net premium amortization (discount accretion)                   (83)                (14)
                Gain on sale of securities available-for-sale                    (4)                (10)
                Gain on sale of real estate held for development               (701)               (265)
                Loss on sale of other real estate owned                           6                   -
                Depreciation                                                    162                 135
                ESOP compensation expense                                       247                 230
                MRP compensation expense                                        220                 341
                Net change in:
                        Accrued interest receivable                            (226)                 66
                        Accrued interest payable                                 83                   5
                        Other assets                                             (2)                (57)
                        Other liabilities                                       274               1,493
                                                                            -------             -------
                Net cash from operating activities                            1,634               3,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities available-for-sale          44,490               8,500
Proceeds from maturities and calls of securities held-to-maturity            21,000              12,000
Proceeds from sales of securities available-for-sale                            756                 586
Principal repayments on mortgage-backed securities                            5,713               3,209
Purchase of securities available-for-sale                                   (47,017)             (5,370)
Purchase of securities held-to-maturity                                     (40,238)            (14,991)
Net increase in loans                                                        (6,420)             (2,648)
Sale (purchase) of FHLB stock                                                    37                 (85)
Net change in real estate held for development                                  260                 893
Proceeds from sale of other real estate owned                                    54                   -
Purchase of premises and equipment                                             (240)               (448)
                                                                            -------             -------
        Net cash from investing activities                                  (21,605)              1,646

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                       10,323                (590)
Net change in repurchase agreements                                           1,731                   -
Net change in advances from borrowers for taxes and insurance                   258                (598)
Federal Home Loan Bank advances                                              10,000                   -
Repayments of Federal Home Loan Bank advances                                     -              (2,000)
Purchase of treasury stock                                                   (4,040)             (4,221)
                                                                            -------             -------
        Net cash from financing activities                                   18,272              (7,409)
                                                                            -------             -------
Net change in cash and cash equivalents                                      (1,699)             (2,439)

Cash and cash equivalents at beginning of period                              7,812               6,213
                                                                            -------             -------
Cash and cash equivalents at end of period                                  $ 6,113             $ 3,774
                                                                            =======             =======

Park Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(In Thousands)

                                                                                                               Unrealized
                                                                                                                  Gain
                                                                                                               (Loss) on
                                                     Additional                           Unearned   Unearned   Securities   Stock-
                                              Common  Paid-in      Retained    Treasury     ESOP      MRP      Available-  holders'
                                              Stock   Capital      Earnings      Stock     Shares    Shares    for-Sale      Equity
                                             ------- ----------   ----------  ------------ -------  -------- -----------  ----------
Balance at January 1, 1997                   $  27  $  26,088    $  18,518       $  -   $  (1,994)     $  -    $ (182)     $ 42,457
Net income                                       -          -        1,400          -           -         -         -         1,400
Change in fair value of securities
  available-for-sale,
  net of income taxes                            -          -            -          -           -         -       172           172
                                                                                                                             ------
        Comprehensive income                                                                                                  1,572

Purchase of treasury stock                       -          -            -     (4,221)          -         -        -         (4,221)
Grant of stock awards under Management
  Recognition Plan (MRP)                         -      1,701            -          -           -    (1,701)       -              -
ESOP shares earned                               -         90            -          -         140         -        -            230
MRP shares earned                                -          -            -          -           -       341        -            341
                                            ------     ------       ------     ------      ------    ------   ------         ------
Balance at September 30, 1997                 $ 27  $  27,879    $  19,918   $ (4,221)   $ (1,854) $ (1,360)  $ (10)       $ 40,379
                                            ======     ======       ======     ======      ======    ======   ======         ======



Balance at January 1, 1998                    $ 27  $  26,222    $  20,060   $ (4,693)   $ (1,807) $ (1,226)  $  18        $ 38,601
Net income                                      -           -        1,658          -           -         -       -           1,658
Appreciation in fair value of
  securities available-for-
  sale, net of income taxes                     -           -            -          -           -         -     582             582
                                                                                                                             ------
        Comprehensive income                                                                                                  2,240

Purchase of treasury stock                      -           -            -     (4,040)          -         -       -          (4,040)
ESOP shares earned                              -         113            -          -         134         -       -             247
MRP shares earned                               -           -            -          -           -       220       -             220
                                            ------     ------       ------     ------      ------    ------   ------         ------

Balance at September 30, 1998               $  27   $  26,335    $  21,718  $  (8,733)  $  (1,673) $ (1,006)  $ 600        $ 37,268
                                            ======     ======       ======     ======      ======    ======   ======         ======

PARK BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporations and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation, as of September 30, 1998 and December 31, 1997 and for the nine-month periods ended September 30, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto.


Note 2 - Summary of Significant Accounting Policies

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in stockholders' equity, net of tax. Realized gains are based on specific identification of amortized cost Interest income includes amortization of purchase premium or discount.

Effective July 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. As permitted by SFAS 133, the Corporation reclassified all of its securities held-to-maturity to securities available-for-sale. The securities which were reclassified had a book value of $73,155,000 and a fair value of $73,267,000 at July 1, 1998.

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


Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the nine and three-month periods ended September 30, 1998 and 1997.

                                              1998                              1997
                                             ------                            ------
Basic earnings per share
                                   Three Months    Nine Months     Three Months    Nine Months
                                        Ended          Ended          Ended          Ended
                                   September  30   September 30    September 30    September 30
                              ---------------------------------------------------------------------
Net income as reported             $ 557,000      $ 1,658,000       $ 449,000      $ 1,400,000
Weighted average common
  shares outstanding               2,093,674        2,135,274       2,254,015        2,326,669
                              --------------      -----------    ------------     ------------
        Basic earnings per share       $ .27      $       .78       $     .20      $       .60
                              ==============      ===========    ============     ============
Diluted earnings per share
Net income available to
  common shareholders              $ 557,000      $ 1,658,000       $ 449,000      $ 1,400,000

Weighted average common
  shares outstanding               2,093,674        2,135,274       2,254,015       2,326,669
Dilutive effect of MRP                 1,510            4,733               -               -
Dilutive effect of stock options       7,758           24,974               -               -
                              --------------      -----------    ------------     ------------
                                   2,102,942        2,164,981       2,254,015       2,326,669
                              --------------      -----------    ------------     ------------
  Diluted earnings per share       $     .26      $       .77       $     .20      $      .60
                              ==============      ===========    ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc.(Corporation) and its wholly-owned subsidiaries, Park Federal Savings Bank
(Bank) and PBI Development Corporation, and the Bank's subsidiaries, at September 30, 1998 to its financial condition at December 31, 1997 and the results of operations for the nine months ended September 30, 1998 to the same period in 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 1998 were $198.3 million compared to $176.7 million at December 31, 1997, an increase of $21.6 million. During the nine months ended September 30, 1998, cash and cash equivalents decreased by $1.7 million and securities increased by $16.3 while loans increased $6.4 million.

Total liabilities at September 30, 1998 were $161.0 million compared to $138.1 million at December 31, 1997, an increase of $22.9 million, primarily due to increases in FHLB advances of $10.0 million and an increase in repurchase agreements used to fund the increases in securities and loans noted above, as well as the repurchase of the Corporation's common stock described below. Accrued interest payable and other liabilities increased by $756,000. Total deposits increased by approximately $10.3 during the nine months ended September 30, 1998.

Stockholders' equity at September 30, 1998 was $37.3 million compared to $38.6 million at December 31, 1997, a decrease of $1.3 million. This decrease was primarily attributable to the repurchase of Corporation common stock offset by the net income of the Corporation and a $582,000 increase in the net unrealized gain on securities available-for-sale.

RESULTS OF OPERATIONS
Net income increased 24% to $558,000 for the quarter ended September 30, 1998 from $449,000 for the quarter ended September 30, 1997. Net income for the nine-month period ended September 30, 1998 increased 18% to $1,658,000 from $1,400,000 for the same period in 1997.

Net interest income increased by $123,000 and $348,000 to $1.6 million and $5.0 million for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These increases were primarily attributable to an increase in the average outstanding balance of loans and securities.

Noninterest income for the Corporation increased to $300,000 for the quarter ended September 30, 1998 from $189,000 for the quarter ended September 30, 1997. Similarly, noninterest income increased from $493,000 for the nine-month period ended to $869,000 for the same period in 1998. This increase was primarily due to gains from the sale of real estate held for development from the Bank's project in Naperville, Illinois.

Noninterest expense increased to $1,103,000 for the three-month period ended September 30, 1998 from $1,029,000 for the three-month period ended September 30, 1997. For the nine-month period, noninterest expenses increased to $3,304,000 as compared to $3,004,000 for the nine-month period ended September 30, 1997. This increase is attributable to increased compensation expense associated with staff increases and advertising expenses due to the Corporation's efforts to increase its deposit base.

The Corporation's income tax expense increased to $879,000 for the nine-month period ended September 30, 1998 from $713,000 for the nine-month period ended September 30, 1997. Income tax expense increased to $278,000 for the quarter ended September 30, 1998 from $226,000 for the same period in 1997.
These changes in income tax were attributable to the increase in income before income taxes.

LIQUIDITY
The Bank is required to maintain minimum levels of liquid assets of 5% as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at September 30, 1998 was 52.0%.

At September 30, 1998, the Bank had $772,000 in commitments to originate loans.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1998:

                                                MINIMUM
                              ACTUAL            REQUIRED         EXCESS
                              AMOUNT     %       AMOUNT     %    AMOUNT     %
                             -------  -----  -----------  ----   -------   ----
Core leverage capital       $ 20,373  11.1%   $ 7,275     3.0%  $ 13,098  8.1%
Risk-based capital            20,873  31.2      5,353     8.0     15,520 23.2


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, became effective during the first quarter of 1998 and requires that all components of comprehensive income be presented in a separate statement. Disclosures of the components of comprehensive income are included in the Consolidated Statements of Stockholders' Equity.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, will also become effective during 1998. SFAS No. 131 establishes standards for the way public companies report information about its operating segments and requires that these standards be adhered to for interim reporting as well. SFAS No. 131 requires companies to provide more descriptive disclosures about its operating segments including the way in which the segment was determined, the products and services provided by the segment, and the profit or loss generated by the segment. Management does not anticipate that SFAS No. 131 will have a significant impact on the Corporation's results of operations or capital but will add disclosures about the Corporation's results from its real estate held for development.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was adopted by the Corporation on July 1, 1998. SFAS No. 133 states that all derivative instruments shall be recorded at fair value in the financial statements. SFAS No. 133 addresses the accounting for derivative instruments such as hedges and swaps, and also includes instruments with "embedded" derivatives such as call options. As permitted by SFAS 133, the Corporation reclassified all of its securities held-to-maturity to securities available-for-sale.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
  ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and its wholly-owned subsidiary include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Corporation's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the SEC.

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

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 400 basis point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of June 30, 1998, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (0.85)% and would result in a $2.2 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300, and 400 basis points.

             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                                                           NPV as a % of
               ---------Net Portfolio Value--------    -----PV of Assets------
                        -------------------                 ------------
   Change in Rates $ Amount    $ Change   % Change     NPV Ratio      Change
-----------------   --------   ---------  ----------  ------------   ----------
   + 400 bp        $ 22,353     $ -5,146     -19%      12.65%        -215 bp
   + 300 bp          23,854       -3,645     -13       13.32         -148 bp
   + 200 bp          25,331       -2,168      -8       13.95          -85 bp
   + 100 bp          26,653         -846      -3       14.50          -31 bp
       0 bp          27,499            -       -       14.80              -
   - 100 bp          28,212          713      +3       15.04          +24 bp
   - 200 bp          28,497          998      +4       15.08          +27 bp
   - 300 bp          29,102        1,603      +6       15.25          +45 bp
   - 400 bp          29,916        2,417      +9       15.51          +71 bp

Management has not yet completed the computation of NPV as of September 30, 1998, but estimates that the results would not be materially different than those presented above.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

                None

ITEM 2. CHANGES IN SECURITIES.

                None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                None

ITEM 5. OTHER INFORMATION.

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PARK BANCORP, INC.

Date:  November 11, 1998                 /s/ David A. Remijas
                                        --------------------
                                         David A. Remijas
                                         President and Chief Executive Officer


Date:  November 11, 1998                /s/ Steven J. Pokrak
                                       ---------------------
                                       Steven J. Pokrak
                                       Treasurer and Chief Financial Officer