Form 10-K405
period 1998-12-31
PARK BANCORP INC
filed 1999-03-31
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

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

                               Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $28,250,249 as of March 12, 1999.

As of March 12, 1999, the Registrant had outstanding 2,119,878 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 21, 1999. Incorporated into Part III.

                                     PART I


ITEM 1.       BUSINESS

Park Bancorp, Inc. (the "Company") is a bank holding company engaged in the business of banking through its wholly-owned subsidiary, Park Federal Savings Bank (the "Bank"), and real estate development through its wholly-owned subsidiary, PBI Development Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. The Bank also has two wholly owned subsidiaries. GPS Development Corp. is an Illinois corporation which also participates in residential real estate development projects. GPS Corporation is an Illinois corporation previously engaged in the sale of retail insurance products. In December 1994, the Bank sold the insurance policies to an unaffiliated insurance agency. Presently, the activities of GPS Corporation are limited to recordkeeping and receipt of certain fees relating to the sold policies.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

GENERAL

On August 9, 1996, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). In connection with the Conversion, the Bank issued all of its common stock to the Company and concurrently the Company issued 2,701,441 shares of common stock at $10.00 per share. As part of the Conversion, approximately 50% of the net proceeds, or $13.5 million, was used to purchase the common stock of the Bank.

The Bank attracts retail deposits from the general public in the area surrounding its offices and invests those deposits, together with funds generated from operations, primarily in fixed-rate one-to-four-family residential mortgage loans and securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank's revenues are derived principally from interest on its mortgage loans and interest and dividends on its securities. The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank, securities sold under repurchase agreements, and principal and interest payments from loans and securities. The Company and the Bank also engage in real estate development activities through their subsidiaries. The Company's investment in real estate held for development totaled $2.9 million, or 1.4% of total assets, at December 31, 1998. During 1998, the Bank continued sales of its primary development project, Prairie Ridge, and the Company began development of its latest project, Prairie Trail South. During the years ended December 31, 1998, 1997, and 1996, the Bank recorded income of $817,000, $276,000, and $60,000, respectively, related to real estate development.

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

The Bank does not formally track real estate value or construction starts in its primary market area; however, the officers and directors of the Bank maintain relationships with area contractors and real estate agents which enable them to continually monitor the trends in housing construction and real estate sales in its primary market area. In addition, the Bank obtains information on real estate sales on a periodic basis through the publication of public records. Management is not aware of any material adverse trends in real estate values in its market area.

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

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1998, the Bank had total gross loans outstanding of $77.5 million, of which $60.1 million were one-to-four-family residential mortgage loans or 77.5% of the Bank's total gross loans. The remainder of the portfolio consists of $9.9 million of multi-family mortgage loans, or 12.8% of total gross loans; $3.2 million of commercial real estate loans, or 4.1% of total gross loans; $2.0 million of construction and land loans, or 2.6% of total gross loans; and consumer loans of $2.3 million, or 3.0% of total gross loans. At December 31, 1998, 93.2% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at December 31, 1998.

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

                           -----------------------------At December 31,-------------------------------
                                                        ---------------
                           --------1998--------      --------1997---------      --------1996--------
                                   ----                      ----                       ----
                                       Percent                     Percent                   Percent
                             Amount   of Total          Amount    of Total       Amount     of Total
                             ------   --------          ------    --------       ------     --------
Real estate
    Residential
       One-to-four-
         family            $   60,103     77.51%     $   55,634      79.24%     $  53,757      78.88%
       Multi-family             9,947     12.83           7,860      11.19          8,168      11.99
    Commercial                  3,200      4.12           1,794       2.56          1,716       2.52
    Construction and
      land                      1,963      2.53           3,421       4.87          3,284       4.82
Consumer                        2,333      3.01           1,501       2.14          1,223       1.79
                           ----------    ------      ----------     ------      ---------     ------

    Total loans, gross         77,546    100.00%         70,210     100.00%        68,148     100.00%
                                         ======                     ======                   =======

Undisbursed loan
  funds                          (910)                   (1,042)                   (1,043)
Unamortized
  discounts, net                   (2)                       (4)                       (8)
Deferred loan
  origination fees               (358)                     (337)                     (418)
Allowance for
  loan losses                    (500)                     (500)                     (500)
                           ----------                ----------                 ---------

    Total loans, net       $   75,776                $   68,327                 $  66,179
                           ==========                ==========                 =========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                           ---------------------At December 31,-----------------
                                                ---------------
                                 -------1995---------    ---------1994----------
                                        ----                      ----
                                             Percent                    Percent
                                  Amount    of Total        Amount     of Total
                                  ------    --------        ------     --------
Real estate
    Residential
       One-to-four-
         family               $    48,577     77.42%     $   44,655     75.88%
       Multi-family                 6,163      9.82           5,907     10.04
    Commercial                      1,750      2.79           1,426      2.42
    Construction and
      land                          5,073      8.09           6,038     10.26
Consumer                            1,179      1.88             825      1.40
                              -----------     -----      ----------     -----

    Total loans, gross             62,742    100.00%         58,851    100.00%
                                             ======                    ======

Undisbursed loan
  funds                            (1,148)                   (1,493)
Unamortized
  discounts, net                      (23)                      (51)
Deferred loan
  origination fees                   (460)                     (474)
Allowance for
  loan losses                        (573)                     (275)
                              -----------                ----------

    Total loans, net          $    60,538                $   56,558
                              ===========                ==========

LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1998. The table does not include principal prepayments.

                                      One-to-                              Construction                  Total
                                       Four-       Multi-                       and                      Loans
                                      Family       Family     Commercial       Land       Consumer    Receivable
                                      -------      ------     ----------   ------------   --------    ----------
Amounts due
    One year or less                $     418    $        -   $      368   $      992   $      581   $    2,359

    After one year
       More than one year
         to three years                   790         1,668          203          971          726        4,358
       More than three years
         to five years                    884           766          197            -          748        2,595
       More than five years
         to ten years                   6,676         4,079        1,849            -           46       12,650
       More than ten years
         to twenty years               12,854         3,127          546            -          232       16,759
       More than twenty years          38,481           307           37            -            -       38,825
                                    ---------    ----------   ----------   ----------   ----------   ----------

          Total due after
            December 31, 1999          59,685         9,947        2,832          971        1,752       75,187
                                    ---------    ----------   ----------   ----------   ----------   ----------

              Gross loans
                receivable          $  60,103    $    9,947   $    3,200   $    1,963   $    2,333   $   77,546
                                    =========    ==========   ==========   ==========   ==========   ==========

The following table sets forth at December 31, 1998 the dollar amount of total gross loans receivable contractually due after December 31, 1999 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                          ------Due After December 31, 1999---
                                                                                ---------------------------
                                                                              Fixed     Adjustable     Total
                                                                              -----     ----------     -----
    Real estate loans
       Residential
          One-to-four-family                                              $   54,896   $    4,789   $   59,685
          Multi-family                                                         9,728          219        9,947
       Commercial                                                              2,795           37        2,832
       Construction and land                                                     971            -          971
    Consumer                                                                   1,520          232        1,752
                                                                          ----------   ----------   ----------

       Total gross loans receivable                                       $   69,910   $    5,277   $   75,187
                                                                          ==========   ==========   ==========

ORIGINATION AND PURCHASE OF LOANS. The Bank's mortgage lending activities are conducted through its home office and two branch offices. Although the Bank may originate adjustable-rate mortgage loans, the substantial majority of the Bank's loan originations are fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. While the Bank retains for its portfolio all of the mortgage loans that it originates, the Bank may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Bank. At December 31, 1998, there were no loans categorized as held for sale.

The Bank has purchased loans or participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                              For the Year Ended December 31,
                                              -------------------------------
                                               1998        1997        1996
                                               ----        ----        ----
    Gross loans
       Beginning balance                   $   70,210   $   68,148   $   62,742
          Loans originated
              One-to-four-family               17,554        8,382       14,305
              Multi-family                      4,223        2,958        3,076
              Commercial                        1,616          488          290
              Construction and land             9,322        5,932        6,001
              Consumer                            658          217          415
                                           ----------   ----------   ----------
                 Total loans originated        33,373       17,977       24,087
          Loans purchased                         798          538          118
                                           ----------   ----------   ----------
                                               34,171       18,515       24,205

       Principal prepayments                  (28,737)     (18,208)     (20,677)
       Transfer to REO                              -         (129)        (269)
       Change in undisbursed loan funds           132            1          105
       Change in allowance for loan losses          -            -           73
                                           ----------   ----------   ----------

          Ending balance, net              $   75,776   $   68,327   $   66,179
                                           ==========   ==========   ==========

One-to-Four-Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four-family residences located in the Bank's primary market area. Loan originations are obtained by the Bank's loan officers and their contacts with the local real estate industry, customers, and members of the local communities.

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

The largest multi-family loan in the Bank's portfolio at December 31, 1998 was $1,088,000.

Commercial Real Estate Lending. On a limited basis, the Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 80% of the appraised value of the property or the sales price. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1998 was $427,000. The loan is currently performing in accordance with its terms.

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

Construction and Land Lending. The Bank originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance real estate development and the construction of one-to-four-family residential properties. These loans are primarily fixed-rate loans with maturities of three years or less. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. These loans typically have terms of less than one year. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Bank's portfolio at December 31, 1998 was $353,000. This loan is currently performing in accordance with its terms.

Construction and land financing is considered to involve a greater degree of risk than one-to-four family residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Consumer and Other Lending. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, and loans secured by deposits.

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 1998, the Bank had $1.5 million in purchased mortgage loans and loan participations serviced by others, totaling 1.9% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Executive Committee, a management committee of the Bank. All real estate loans must be approved by the Executive Committee. The maximum loan amount is $350,000 unless approved by the Board of Directors. Pursuant to Office of Thrift Supervision ("OTS") regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus without regulatory notification. The Bank has no loans to one borrower that are in excess of regulatory limits.

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

Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss" assets, depending upon the severity of the delinquency status or repayment capacity of the borrower. The likelihood of collection on the loan declines with each classification, and assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. Real estate owned ("REO") is classified as "Substandard." At December 31, 1998, the Bank had $188,000 of assets classified as "Special Mention." No assets were classified as "Substandard," "Doubtful," or "Loss."

NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $7,000, $20,000, $13,000, $83,000, and $33,000, respectively, none of which was recognized.

                                      -----------------------------At December 31,----------------------------
                                                                   ---------------
                                          1998          1997           1996           1995            1994
                                          ----          ----           ----           ----            ----
Nonaccrual loans
     Residential real estate
         One-to-four-family               $188          $241           $ 93           $416            $603
         Multi-family                        -            99            190             71              67
     Commercial                              -             -              -            430               -
     Construction and land                   -             -              -              -               -
     Consumer                                -             8             16              -              18
                                          ----          ----           ----           ----            ----
Total nonperforming loans                  188           348            299            917             688
REO                                          -            60             60             50              50
                                          ----          ----           ----           ----            ----

Total nonperforming assets                $188          $408           $359           $967            $738
                                          ====          ====           ====           ====            ====

                                         ----------------------------At December 31,--------------------------
                                                                     ---------------
                                           1998            1997           1996            1995          1994
                                           ----            ----           ----            ----          ----
Allowance for loan losses as a percent
  of gross loans receivable                 0.64%           0.71%          0.73%           0.91%          0.47%
Allowance for loan losses as a percent
  of total nonperforming loans            265.96          143.68         167.22           62.49          39.97

Nonperforming loans as a percent of
  gross loans receivable                    0.24            0.50           0.44            1.46           1.17
Nonperforming assets as a percentage
  of total assets(1)                        0.09            0.23           0.20            0.61           0.51

(1) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

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

The following table sets forth activity in the Bank's allowance for loan losses for the period set forth in the table.

                                      -------------------------Year Ended December 31,------------------------
                                                               -----------------------
                                          1998          1997           1996           1995            1994
                                          ----          ----           ----           ----            ----
Balance at beginning
  of period                           $       500    $       500     $       573    $       275    $       250
Provision for loan losses                       -              -               -            298             48
Charge-offs
     Real estate
         One-to-four-family                     -              -               -              -            (23)
         Multi-family                           -              -             (73)             -              -
         Construction and land                  -              -               -              -              -
     Consumer                                   -              -               -              -              -
                                      -----------    -----------     -----------    -----------    -----------
         Total                                  -              -             (73)             -            (23)
Recoveries                                      -              -               -              -              -
                                      -----------    -----------     -----------    -----------    -----------

Balance at end of period              $       500    $       500     $       500    $       573    $       275
                                      ===========    ===========     ===========    ===========    ===========

Net charge-offs to average
  gross loans outstanding                      -              -            0.12%             -            0.04%

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

                         -------------At December 31, 1998---------------   ------------------At December 31, 1997--------------
                                      --------------------                                    --------------------
                                 60-89 Days            90 Days or More(1)           60-89 Days                 90 Days or More(1)
                                 ----------            ------------------           ----------                 ------------------
                                       Principal                 Principal                  Principal                   Principal
                           Number       Balance      Number       Balance     Number         Balance        Number       Balance
                          of Loans     of Loans     of Loans     of Loans    of Loans       of Loans       of Loans     of Loans
                          --------     --------     --------     --------    --------       --------       --------     --------

One-to-four-family               2    $     128           2     $     188            5      $    310              4    $    241
Multi-family                     -            -           -             -            -             -              1          99
Commercial                       -            -           -             -            -             -              -           -
Construction and land            -            -           -             -            -             -              -           -
Consumer                         -            -           -             -            -             -              2           8
                         ---------    ---------     -------     ---------    ---------      --------       --------    --------

     Total                       2    $     128           2     $     188            5      $    310              7    $    348
                         =========    =========     =======     =========    =========      ========       ========    ========

Delinquent loans to
  total gross loans                        0.17%                     0.24%                      0.44%                      0.50%
                                      =========                 =========                   ========                   ========


                        -------------------At December 31, 1996----------------  -----------------At December 31, 1995-------------
                                           --------------------                                   --------------------
                               60-89 Days               90 Days or More(1)            60-89 Days               90 Days or More(1)
                               ----------               ------------------            ----------               ------------------
                                       Principal                      Principal                 Principal                  Principal
                         Number         Balance         Number         Balance    Number         Balance      Number        Balance
                        of Loans       of Loans        of Loans       of Loans   of Loans       of Loans     of Loans      of Loans
                        --------       --------        --------       --------   --------       --------     --------      --------

One-to-four-family             6       $   344               2         $     93         3        $   391           5       $  416
Multi-family                   -             -               2              190         -              -           1           71
Commercial                     2           209               -                -         -              -           2          430
Construction and land          -             -               -                -         -              -           -            -
Consumer                       -             -               2               16         2              9           -            -
                        --------       -------          ------         --------  --------        -------     -------       ------

     Total                     8       $   553               6         $    299         5        $   400           8       $  917
                        ========       =======          ======         ========  ========        =======     =======       ======

Delinquent loans to
  total gross loans                       0.81%                            0.44%                    0.64%                    1.46%
                                       =======                         ========                  =======                   ======

(1) Loans 90 days or more past due are included in nonaccrual loans.

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.


                 ------------------------------------------At December 31,------------------------------------------
                                                           ---------------
                 ------------1998--------------     ------------1997--------------  -------------1996---------------
                             ----                               ----                             ----
                                     Percent of                         Percent of                       Percent of
                                        Gross                              Gross                            Gross
                                      Loans in                           Loans in                         Loans in
                                        Each                               Each                             Each
                          Percent of  Category               Percent of  Category             Percent of  Category
                           Allowance  to Total                Allowance  to Total              Allowance  to Total
                           to Total     Gross                 to Total     Gross               to Total     Gross
                 Amount    Allowance    Loans       Amount    Allowance    Loans     Amount    Allowance    Loans
                 ---------------------------------------------------------------------------------------------------
One-to-four-
  family          $301        60.20%     77.51%      $278        55.60%     79.24%     $269        53.80%     78.88%
Multi-family        99        19.80      12.82         79        15.80      11.19        82        16.40      11.99
Commercial          32         6.40       4.13         36         7.20       2.56        35         7.00       2.52
Construction
  and land          20         4.00       2.53         68        13.60       4.87        65        13.00       4.82
Consumer            11         2.20       3.01          4         0.80       2.14         6         1.20       1.79
Unallocated         37         7.40          -         35         7.00          -        43         8.60          -
                  ----       ------     ------       ----       ------     ------      ----       ------     ------

   Total
     allowance
     for loan
     losses       $500       100.00%    100.00%      $500       100.00%    100.00%     $500       100.00%    100.00%
                  ====       ======     ======       ====       ======     ======      ====       ======     ======

                       [WIDE TABLE CONTINUED FROM ABOVE]

                   ------------------------At December 31,-----------------------
                                           ---------------
                   ------------1995--------------   ------------1994-------------
                               ----                             ----
                                       Percent of                       Percent of
                                          Gross                            Gross
                                        Loans in                         Loans in
                                          Each                             Each
                            Percent of  Category             Percent of  Category
                             Allowance  to Total              Allowance  to Total
                             to Total     Gross               to Total     Gross
                   Amount    Allowance    Loans     Amount    Allowance    Loans
                 ---------------------------------------------------------------
One-to-four-
  family              $245       42.76%     77.42%     $112     40.73%     75.88%
Multi-family           135       23.56       9.82        30     10.91      10.04
Commercial              35        6.11       2.79        15      5.45       2.42
Construction
  and land             103       17.98       8.09        61     22.18      10.26
Consumer                17        2.96       1.88        17      6.18       1.40
Unallocated             38        6.63          -        40     14.55          -
                      ----      ------     ------      ----    ------     ------

   Total
     allowance
     for loan
     losses           $573      100.00%    100.00%     $275    100.00%    100.00%
                      ====      ======     ======      ====    ======     ======

REAL ESTATE OWNED

There was no real estate owned (REO) held at December 31, 1998. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell, and thereafter, REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance. The Bank relies on appraisals or market valuations in the disposition of all REO.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on July 1, 1998. SFAS No. 133 states that all derivative instruments shall be recorded at fair value in the financial statements and addresses the accounting for derivative instruments such as hedges and swaps. As permitted by SFAS 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale.

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.

                                    ------------------------------At December 31,-------------------------------
                                                                  ---------------
                                    -----------1998--------   ----------1997--------    ----------1996----------
                                               ----                     ----                      ----
                                       Carrying      Fair        Carrying       Fair       Carrying       Fair
                                        Amount       Value        Amount        Value       Amount        Value
                                       --------      -----       --------       -----      --------       -----
Available-for-sale
    U.S. Treasury bills and notes   $         -  $        -   $        -   $        -   $    1,514   $    1,514
    U.S. government agency notes         87,794      87,231       29,167       29,167       39,371       39,371
    FNMA                                 12,465      12,608        4,166        4,166        5,078        5,078
    FHLMC                                 7,296       7,326        3,073        3,073        4,146        4,146
    Municipal securities                    351         343          287          287            -            -
    Equity securities                     1,015         998          408          408            -            -
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total available-for-sale     $   108,921  $  108,506   $   37,101   $   37,101   $   50,109   $   50,109
                                    ===========  ==========   ==========   ==========   ==========   ==========

Held-to-maturity
    U.S. government agency notes    $         -  $        -   $   44,975   $   45,088   $   34,134   $   34,017
    FNMA                                      -           -        5,651        5,566        6,290        6,206
    FHLMC                                     -           -        5,110        5,030        7,416        7,330
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total held-to-maturity       $         -  $        -   $   55,736   $   55,684   $   47,840   $   47,553
                                    ===========  ==========   ==========   ==========   ==========   ==========

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 1998. All of the Company's securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

                           --------------------------------------------At December 31, 1998-----------------------------------------
                                                                       --------------------
                                                     More than One        More than Five          More than
                              One Year or Less    Year to Five Years    Years to Ten Years        Ten Years              Total
                              ----------------    ------------------    ------------------        ---------              -----

                                      Weighted              Weighted              Weighted              Weighted            Weighted
                           Carrying    Average   Carrying    Average   Carrying    Average   Carrying    Average  Carrying   Average
                            Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield    Amount     Yield
                           --------   --------   --------   --------   --------   --------   --------   --------  --------  --------
Securities
    U.S. government agency
      notes                 $ 1,999    5.07%     $     -         -%     $ 7,044     7.36%     $78,188     7.11%    $87,231    7.08%
    Municipal securities          -       -            -         -            -        -          343     4.95         343    4.95
    Equity securities             -       -            -         -            -        -            -        -         998    5.55
                            -------    ----      -------      ----      -------     ----      -------     ----     -------    ----

       Total securities     $ 1,999    5.07%     $     -         -%     $ 7,044     7.36%     $78,531     7.10%    $88,572    7.05%
                            =======    ====      =======      ====      =======     ====      =======     ====     =======    ====




Mortgage-backed securities
    FNMA                    $   301    6.93%     $ 3,658      6.40%     $ 3,664     6.09%     $ 4,985     6.46%    $12,608    6.34%
    FHLMC                     1,036    6.59          836      6.73        2,545     5.75        2,909     6.70       7,326    6.39
                            -------    ----      -------      ----      -------     ----      -------     ----     -------    ----



       Total mortgage-
         backed securities  $ 1,337    6.67%     $ 4,494      6.46%     $ 6,209     5.95%     $ 7,894     6.57%    $19,934    6.36%
                            =======    ====      =======      ====      =======     ====      =======     ====     =======    ====

SOURCES OF FUNDS

GENERAL. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the Bank's funds for use in lending, investing, and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The term of the certificates of deposit offered by the Bank varies from three months to seven years and the offering rates are established by the Bank on a weekly basis. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit, and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 1998, the Bank had $77.6 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competitors significantly affect the Bank's ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

                                                                     ----------Year Ended December 31,--------
                                                                               -----------------------
                                                                         1998           1997           1996
                                                                         ----           ----           ----

     Net deposits (withdrawals)                                      $    10,460    $    (2,317)   $    (7,086)
     Interest credited on deposit accounts                                 6,025          5,330          5,435
                                                                     -----------    -----------    -----------

         Total increase (decrease) in deposit accounts               $    16,485    $     3,013    $    (1,651)
                                                                     ===========    ===========    ===========

At December 31, 1998, the Bank had approximately $25.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                            Weighted
                                                             Average
          Maturity Period                      Amount         Rate
          ---------------                      ------       --------

     Three months or less                    $    13,213        6.11%
     Over three through six months                 2,509        5.37
     Over six through twelve months                4,881        5.92
     Over twelve months                            5,324        5.84
                                             -----------    --------

         Total                               $    25,927        5.95%
                                             ===========    ========

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.

                                         ------------------------------------Year Ended December 31,--------------------------------
                                                                             -----------------------
                                         -----------1998------------   ------------1997--------------    -----------1996------------
                                                    ----                           ----                             ----
                                                         Percent of                       Percent of                      Percent of
                                            Amount          Total         Amount             Total          Amount           Total
                                            ------       ----------       ------          ----------        ------        ----------

Passbook accounts                        $     31,675       21.35%     $     32,155          23.62%     $     33,875          26.29%
Money market savings accounts                   6,185        4.17             4,002           2.94             4,041           3.14
NOW accounts                                    7,472        5.04             5,708           4.20             5,672           4.40
Non-interest-bearing accounts                   1,743        1.17             1,115           0.82             1,088           0.84
                                         ------------    --------      ------------    -----------      ------------    -----------
     Total                                     47,075       31.73            42,980          31.58            44,676          34.67

Certificate accounts
     3.00% to 3.99%                             1,027         .69                 -              -                 -              -
     4.00% to 4.99%                            17,085       11.52                 -              -             1,056           0.82
     5.00% to 5.99%                            63,110       42.54            76,199          59.10            56,516          43.86
     6.00% to 6.99%                            20,053       13.52            12,432           9.13            25,785          20.01
     7.00% to 7.99%                                 -           -               254           0.19               354           0.28
     8.00% and over                                 -           -                 -              -               465           0.36
                                         ------------     -------       -----------    -----------      ------------    -----------

         Total certificate accounts           101,275       68.27            88,885          68.42            84,176          65.33
                                         ------------     -------       -----------    -----------      ------------    -----------

              Total deposits             $    148,350      100.00%      $   131,865         100.00%     $    128,852         100.00%
                                         ============     =======       ===========    ===========      ============    ===========



The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                        -----------------------Period to Maturity from December 31,------------------
                                                               ------------------------------------
                                        Less than       1 to         2 to         3 to         4 to       More than
                                          1 Year        2 Years      3 Years      4 Years      5 Years      5 Years        Total
                                          ------        -------      -------      -------      -------      -------        -----
Certificate accounts
    3.00% to 3.99%                      $      100   $      927   $        -    $       -    $        -   $        -   $    1,027
    4.00% to 4.99%                          13,095        3,628          313            -            49            -       17,085
    5.00% to 5.99%                          48,028       11,006        2,088          929           949          110       63,100
    6.00% to 6.99%                          16,370        2,475          235          973             -            -       20,053
                                        ----------   ----------   ----------    ---------    ----------   ----------   ----------

       Total                            $   77,593   $   18,036   $    2,636    $   1,902    $      998   $      110   $  101,275
                                        ==========   ==========   ==========    =========    ==========   ==========   ==========

BORROWINGS. The Bank has obtained advances from the Federal Home Loan Bank of Chicago ("FHLB") as an alternative to retail deposits. These advances are collateralized primarily by the Bank's mortgage loans which are less than 90 days past due. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $10 million of FHLB advances outstanding at December 31, 1998 which carry interest rates ranging from 4.70% to 4.95% and all mature on January 15, 2008, subject to certain redemption options by the FHLB.

The Bank's borrowings also include collateralized borrowings through securities sold under repurchase agreements whereby a customer will maintain deposit balances in excess of federal deposit insurance limits and are secured by securities which are pledged to the depositor by the Bank. The Bank maintains physical control over the securities. The Bank had $6.4 million of securities sold under repurchase agreements outstanding at December 31, 1998 which carried interest rates ranging from 5.55% to 5.80% and terms ranging from 12 to 364 days.

SUBSIDIARY ACTIVITIES

The Company and the Bank engage in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through their wholly-owned subsidiaries, PBI Development Corporation ("PBI"), which was incorporated in 1998, and GPS Development Corp. ("GPS"), which was incorporated in 1993. The Company has been engaged in this activity since 1985 and, since that time, has developed and sold over 475 lots in four different subdivisions in the western suburbs of Chicago. Both PBI and GPS act as joint venture partners in their developments. For the joint ventures they engage in, PBI and GPS provide essentially all of the capital for the project in exchange for an ownership interest which entitles them to a percentage of the profit or loss generated by the venture. PBI and GPS only invest in real estate development projects which they believe they can monitor effectively. Both PBI and GPS have a percentage interest in the net profit of each joint venture with the percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profit distributions are defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return to PBI and GPS on such capital contribution.

At December 31, 1998, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots, and as of December 31, 1998, 51 of the lots have been sold.

During 1998, PBI purchased and began development of the Prairie Trail South development located in Batavia, Illinois. The project will consist of 96 single-family lots, and management expects completion of the development and sales to begin during the second quarter of 1999.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. PBI and GPS incur substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project because it does not recoup such costs until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy in such area has been stable in recent years, there can be no assurance that such economy will continue to be favorable. For the years ended December 31, 1998, 1997, and 1996, gain on the sale of real estate held for development totaled $817,000, $276,000, and $60,000, respectively.

EMPLOYEES

At December 31, 1998, the Company had a total of 52 full-time equivalents. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

FEDERAL TAXATION

GENERAL. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other companies with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amounts of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, the Company's Excess for tax purposes totaled approximately $3.3 million.

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

RECENT FEDERAL LEGISLATIVE INITIATIVES. Various proposals to eliminate or grandfather unitary savings and loan holding companies, create a uniform financial institutions charter and allow the affiliation between financial institutions, insurance companies and securities firms have been introduced in Congress as part of an effect to modernize the financial services industry. Some of these bills provide that savings and loan holding companies would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering and that the grandfathering would be lost under certain circumstances such as a change in control of the Company. Unless grandfathered, these restrictions would prevent unitary savings and loan holding companies from engaging in such non-commercial activities as real estate development. A bill has also been introduced in the Senate to provide the thrift and banking industries with regulatory relief including, but not limited to, the following initiatives: allowing banks and savings institutions to pay interest on business NOW accounts, repealing HOLA's statutory liquidity requirement, the 30-day notice for dividends declared by thrifts in a holding company structure, and the 5% ownership threshold of voting shares of a non-subsidiary thrift, and eliminating the SAIF special reserve. The Company is unable to predict whether any of these legislative initiatives would be enacted or the extent to which such legislation would restrict or disrupt its operations.


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

The following table sets forth certain information regarding the Bank's three banking offices, all of which are owned by the Bank.

                                                     Net Book Value of Property
                Location             Date Acquired     at December 31, 1998
                --------             -------------   --------------------------

     Home office:
         5400 South Pulaski Road
         Chicago, Illinois 60632         1985              $   918,000

     Branch offices:
         2740 West 55th Street           1954                   10,000
         Chicago, Illinois 60632

         21 East Ogden Avenue
         Westmont, Illinois 60559        1975                  634,000

ITEM 3.       LEGAL PROCEEDINGS

The Bank is not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1998.


                    EXECUTIVE OFFICERS OF PARK BANCORP, INC.

DAVID A. REMIJAS, age 46, has served as the President and Chief Executive Officer of the Bank since 1993. Mr. Remijas also serves as a Director and Chairman of the Board of the Bank. Mr. Remijas has been with the Bank since 1974 and has held various positions during that time. Mr. Remijas is the brother of Richard J. Remijas, Jr.

RICHARD J. REMIJAS, JR., age 49, has served as Executive Vice President, Chief Operating Officer, and Corporate Secretary since 1993. Mr. Remijas has served as a Director of the Bank since 1977. Mr. Remijas is a principal in Sheridan Beach Realty Group. Mr. Remijas is the brother of David A. Remijas.

STEVEN J. POKRAK, age 39, joined the Bank in 1985 and has served as Treasurer and Chief Financial Officer since 1993.

SANDRA L. REMIJAS, age 37, joined the Bank in 1986 and has served as Vice President-Lending since 1993. Mrs. Remijas is the wife of David A. Remijas.

                                     PART II


ITEM 5.       MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 1,297 stockholders as of December 31, 1998. The table below shows the reported high and low sales price of the common stock during the period indicated in 1998.

                         ----------1998---------      ----------1997---------
                                   ----                         ----
                             High           Low          High           Low
                             ----           ---          ----           ---

      First quarter      $   19.75     $   17.88      $  16.25      $  12.75
      Second quarter         19.75         18.00         16.63         14.25
      Third quarter          18.38         13.50         18.00         15.88
      Fourth quarter         15.50         13.25         18.63         17.13


The Board continually reviews its dividend policy in light of capital needs and other factors.


ITEM 6.       SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

SELECTED FINANCIAL DATA

                                            -----------------------------At December 31,-------------------------------
                                                                         ---------------
                                                   1998            1997           1996           1995         1994
                                                   ----            ----           ----           ----         ----

Total assets                                $      203,788  $     176,672  $     178,194  $      158,939  $     144,788
Cash and cash equivalents                           10,709          7,812          6,213          12,790          2,573
Securities available-for-sale                      108,506         37,101         50,109          37,134         14,958
Securities held-to-maturity                              -         55,736         47,840          42,494         65,896
Loans receivable, net(1)                            75,776         68,327         66,179          60,538         56,558
Deposits                                           148,350        131,865        128,852         130,503        118,521
Securities sold under repurchase
  agreements                                         6,418          4,250              -               -              -
FHLB advances                                       10,000              -          5,000           9,000          8,000
Stockholders' equity(2)                             37,023         38,601         42,457          17,533         16,413

Interest income                                     13,792         12,464         11,335           9,755          8,861
Interest expense                                     7,410          6,390          6,320           5,706          4,643
Provision for loan losses                                -              -              -             298             48
Noninterest income                                   1,151            585            307             694          1,284
Noninterest expense                                  4,252          4,261          3,718           3,096          2,822
Provision for income taxes                           1,130            855            543             413            881
Net income                                           2,151          1,543          1,061             936          1,751

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                      ------------At or for the Year Ended December 31,-----------
                                                                  -------------------------------------
                                                      1998           1997         1996         1995         1994
                                                      ----           ----         ----         ----         ----
PERFORMANCE RATIOS:
     Return on average assets                          1.09%         0.87%         0.65%       0.65%         1.25%
     Return on average equity                          5.59          3.84          3.92        5.49         11.15
     Average equity to average assets                 19.52         22.75         16.48       11.82         11.26
     Average interest rate spread(3)                   2.52          2.58          2.48        2.38          2.80
     Net interest margin(4)                            3.39          3.61          3.19        2.90          3.15
     Efficiency ratio(5)                              56.44         63.99         69.86       65.28         51.28
     Noninterest expense to average assets             2.16          2.41          2.26        2.15          2.02

ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of gross loans receivable(6)            0.24%         0.50%         0.44%       1.46%         1.17%
     Nonperforming assets as a
       percentage of total assets(6)                   0.09          0.23          0.20        0.61          0.51
     Allowance for loan losses as a
       percent of gross loans receivable               0.64          0.71          0.73        0.91          0.47
     Allowance for loan losses as a
       percent of nonperforming loans(6)             265.96        143.68        167.22       62.49         39.97

OTHER DATA:
     Number of full service offices                    3             3             3           3             3


(1) The allowance for loan losses at December 31, 1998, 1997, 1996, 1995, and 1994 was $500,000, $500,000, $500,000, $573,000, and $275,000,
     respectively.

(2)  Retained earnings for years prior to 1996.

(3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) The net interest margin represents net interest income as a percent of average interest-earning assets.

(5) The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.

(6) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its wholly-owned subsidiary include, but are not limited to, changes in: interest rates; the economic health of the local real estate market general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines subject to the effectiveness of the Company's Year 2000 program. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 1998, 1997, and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                     ----------------------------Year Ended December 31,----------------------------
                                                                                 -----------------------
                                                     -----------------1 9 9 8-------------     -----------------1 9 9 7-------------
                                                                      -------                                   -------
                                                                                   Average                                   Average
                                                        Average                    Yield/        Average                     Yield/
                                                        Balance      Interest       Cost         Balance       Interest       Cost
                                                        -------      --------      -------       -------       --------      -------
ASSETS
   Interest-earnings assets
     Interest-earning deposits and other investments  $    9,499     $    474        4.99%     $     4,848    $     175       3.61%
     Securities, net(1)                                   85,510        6,038        7.06           75,579        5,261       6.96
     Loans receivable(2)                                  73,022        6,000        8.22           67,408        5,649       8.38
     Mortgage-backed securities, net(1)                   20,387        1,280        6.28           20,623        1,379       6.68
                                                      ----------     --------                  -----------    ---------
       Total interest-earning assets                     188,418       13,792        7.32          168,458       12,464       7.40
   Non-interest-earning assets                             8,830                                     8,010
                                                      ----------                               -----------

     Total assets                                     $  197,248                               $   176,468
                                                      ==========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                                    31,656          801        2.53      $    33,336          915       2.74
     Money market savings accounts                         5,704          218        3.82            3,988          134       3.36
     NOW accounts                                          7,000          111        1.59            5,839          111       1.90
     Certificate accounts                                 94,646        5,432        5.74           85,106        4,931       5.79
                                                      ----------     --------                  -----------    ---------
       Total                                             139,006        6,562        4.72          128,269        6,091       4.75
     FHLB advances and other borrowings                   15,500          848        5.47            4,392          299       6.81
                                                      ----------     --------                  -----------    ---------
       Total interest-bearing liabilities                154,506        7,410        4.80          132,661        6,390       4.82
                                                                     --------                                 ---------
   Non-interest-bearing liabilities                        4,244                                     3,662
                                                      ----------                               -----------
     Total liabilities                                   158,750                                   136,323
   Stockholders' equity                                   38,498                                    40,145
                                                      ----------                               -----------

     Total liabilities and stockholders' equity       $  197,248                               $   176,468
                                                      ==========                               ===========

   Net interest income before provision for
     estimated loan losses                                           $  6,382                                 $   6,074
                                                                     ========                                 =========
   Net interest rate spread(3)                                                       2.52%                                    2.58%
                                                                                  =======                                 ========
   Net interest margin(4)                                                            3.39                                     3.61
                                                                                  =======                                 ========
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                 121.95%                                   126.98%
                                                      ==========                              ============

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                          -------Year Ended December 31,-------
                                                                 -----------------------
                                                          ----------------1 9 9 6--------------
                                                                          -------
                                                                                        Average
                                                           Average                      Yield/
                                                           Balance      Interest         Cost
                                                           -------      --------        -------
ASSETS
   Interest-earnings assets
     Interest-earning deposits and other investments      $    9,595    $     438        4.56%
     Securities, net(1)                                       62,868        4,022        6.40
     Loans receivable(2)                                      62,447        5,398        8.64
     Mortgage-backed securities, net(1)                       22,541        1,477        6.55
                                                          ----------    ---------
       Total interest-earning assets                         157,451       11,335        7.20
   Non-interest-earning assets                                 6,672
                                                          ----------

     Total assets                                         $  164,123
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                                        34,266          950        2.77%
     Money market savings accounts                             4,121          138        3.35
     NOW accounts                                              5,887          111        1.89
     Certificate accounts                                     84,740        5,003        5.90
                                                          ----------    ---------
       Total                                                 129,014        6,202        4.81
     FHLB advances and other borrowings                        4,758          118        2.48
                                                          ----------    ---------
       Total interest-bearing liabilities                    133,772        6,320        4.72
                                                                        ---------
   Non-interest-bearing liabilities                            3,298
                                                          ----------
     Total liabilities                                       137,070
   Stockholders' equity                                       27,053
                                                          ----------

     Total liabilities and stockholders' equity           $  164,123
                                                          ==========

   Net interest income before provision for
     estimated loan losses                                              $   5,015
                                                                        =========
   Net interest rate spread(3)                                                           2.48%
                                                                                         ====
   Net interest margin(4)                                                                3.19
                                                                                         ====
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                     117.70%
                                                          ==========

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

                                                Year Ended                              Year Ended
                                             December 31, 1998                       December 31, 1997
                                                Compared to                             Compared to
                                                Year Ended                              Year Ended
                                    ---------December 31, 1997---------    ----------December 31, 1996--------
                                             -----------------                       -----------------
                                        Increase (Decrease) Due to              Increase (Decrease) Due to
                                    -----------------------------------    -----------------------------------
                                       Volume        Rate           Net       Volume         Rate         Net
                                       ------        ----           ---       ------         ----         ---

INTEREST-EARNING ASSETS
    Interest-earning deposits
      and other investments         $     214    $       85   $      299   $     (185)  $      (78)  $     (263)
    Securities, net(1)                    700            77          777          863          376        1,239
    Loans receivable, net                 463          (112)         351          419         (168)         251
    Mortgage-backed securities,
      net(1)                              (16)          (83)         (99)        (128)          30          (98)
                                    ---------    ----------       ------   ----------   ----------   ----------

       Total interest-earning
         assets                         1,361           (33)       1,328          969          160        1,129
                                    ---------    ----------   ----------   ----------   ----------   ----------

INTEREST-BEARING LIABILITIES
    Passbook savings accounts             (45)          (69)        (114)         (26)          (9)         (35)
    Money market savings accounts          64            20           84           (4)           -           (4)
    NOW accounts                           20           (20)           -           (1)           1            -
    Certificate accounts                  548           (47)         501           22          (94)         (72)
    FHLB advances and other
      borrowings                          618           (69)         549          (10)         191          181
                                    ---------    ----------   ----------   ----------   ----------   ----------
       Total interest-bearing
         liabilities                    1,205          (185)       1,020          (19)          89           70
                                    ---------    ----------   ----------   ----------   ----------   ----------

Change in net interest income       $     156    $      152   $      308   $      988   $       71   $    1,059
                                    =========    ==========   ==========   ==========   ==========   ==========


(1)  Includes assets available-for-sale.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

Total assets at December 31, 1998 were $203.8 million compared to $176.7 million at December 31, 1997, an increase of $27.1 million. During 1998, loans increased by $7.5 million to $75.8 million due to demand for fixed-rate mortgage loans in the Chicago market. Securities increased $15.7 million to $108.5 million at December 31, 1998.

Total liabilities at December 31, 1998 were $166.7 million compared to $138.0 million at December 31, 1997, an increase of $28.7 million. The increase is attributable to Federal Home Loan Bank advances totaling $10.0 million, and an increase in deposits and repurchase agreements of $16.5 million and $2.2 million, respectively.

Stockholders' equity at December 31, 1998 was $37.0 million compared to $38.6 million at December 31, 1997, a decrease of $1.6 million, due primarily to net income of $2.1 million for the year offset by the repurchase of 230,973 shares of treasury stock.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

Total assets at December 31, 1997 were $176.7 million compared to $178.2 million at December 31, 1996, a decrease of $1.5 million. During 1997, loans increased by $2.1 million to $68.3 million due to demand for fixed-rate mortgage loans in the Chicago market. Securities decreased $5.1 million to $92.8 million at December 31, 1997.

Total liabilities at December 31, 1997 were $138.0 million compared to $135.7 at December 31, 1996, an increase of $2.3 million. The increase is attributable to deposit growth of $3.0 million and an increase in securities sold under repurchase agreements of $4.2 million, offset by the repayment of Federal Home Loan Bank advances of $5.0 million.

Stockholders' equity at December 31, 1997 was $38.6 million compared to $42.4 million at December 31, 1996, a decrease of $3.8 million, due primarily to net income of $1.5 million for the year offset by the repurchase of 391,709 shares of treasury stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

General
Net income increased to $2.1 million for the year ended December 31, 1998 from $1.5 million for the year ended December 31, 1997. The increase is primarily due to increases in the Company's net interest income and increased gains on sales of real estate held for development.

Interest Income
Interest income for the year ended December 31, 1998 was $13.8 million compared to $12.5 million for the year ended December 31, 1997, an increase of $1.3 million. The increase in interest income was due primarily to an increase of $20.0 million in the average balance of the Company's interest-earning assets. The overall growth in assets helped offset a decline in the total asset yield. The decline in the yield was led primarily by the yield on loans as rates declined in response to competitive factors felt throughout the industry.

Interest Expense
Interest expense for the year ended December 31, 1998 was $7.4 million compared to $6.4 million for the year ended December 31, 1997, an increase of $1.0 million. The increase in interest expense was primarily due to growth in certificates of deposit and an increase in the Federal Home Loan Bank advances for the year ended December 31, 1998.

Provision for Loan Losses
There was no provision for losses on loans for the years ended December 31, 1998 and 1997. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in historical loss experience of the portfolio and current economic conditions.

Noninterest Income
Noninterest income for the year ended December 31, 1998 was $1.2 million compared to $585,000 for the year ended December 31, 1997, an increase of $566,000. The increase was primarily attributable to increased sales volume of real estate held for development which generated a gain of $817,000 as compared to a gain of $276,000 for the year ended December 31, 1997.

Noninterest Expense
Noninterest expense for the year ended December 31, 1998 and 1997 was $4.3 million. There were no significant changes in any one component of noninterest expense.

Income Taxes
Income tax expense was $1.1 million for the year ended December 31, 1998 compared to $855,000 for the year ended December 31, 1997, an increase of $275,000. The increase in income tax expense was primarily the result of the increase in income before income taxes to $3.3 million for the year ended December 31, 1998 from $2.4 million for the year ended December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

General
Net income increased to $1.5 million for the year ended December 31, 1997, from $1.1 million for the year ended December 31, 1996. Fiscal 1996 results were negatively affected by the $736,000 one-time special assessment paid by the Bank to recapitalize the Savings Association Insurance Fund ("SAIF") as further discussed below.

Interest Income
Interest income for the year ended December 31, 1997 was $12.5 million compared to $11.3 million for the year ended December 31, 1996, an increase of $1.1 million. The increase in interest income was caused primarily by an increase in the average yield on investment and mortgage-backed securities.

Interest Expense
Interest expense for the year ended December 31, 1997 was $6.4 million compared to $6.3 million for the year ended December 31, 1996, an increase of $71,000. The increase in interest expense was primarily due to growth in the average balance of certificates of deposit and higher costs of Federal Home Loan Bank advances for the year ended December 31, 1997.

Provision for Loan Losses
There was no provision for losses on loans for the years ended December 31, 1997 and 1996. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in historical loss experience of the portfolio and current economic conditions.

Noninterest Income
Noninterest income for the year ended December 31, 1997 was $585,000 compared to $307,000 for the year ended December 31, 1996, an increase of $278,000. The increase was primarily attributable to increased sales volume of real estate held for development which generated a gain of $276,000 as compared to a gain of $60,000 for the year ended December 31, 1996. Additionally, the Company recognized a one-time completion fee of $106,000 during 1997 on a land development loan. Service fee income decreased from $177,000 for the year ended December 31, 1996 to $145,000 for the year ended December 31, 1997 primarily due to a lesser amount of construction loans.

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

Income Taxes
Income tax expense was $855,000 for the year ended December 31, 1997 compared to $543,000 for the year ended December 31, 1996, an increase of $312,000. The increase in income tax expense was primarily the result of the increase in income before income taxes to $2.4 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the maturation of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average regulatory liquidity ratios were 52.51%, 53.48%, and 52.98% for the years ended December 31, 1998, 1997, and 1996, respectively.

The Bank's cash flows are comprised of three primary classifications -- cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1.7 million, $1.9 million, and $895,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturation of investments and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the repurchase of Company common stock in 1998 and 1997. The net cash from financing activities was $24.7 million, $(4.0) million, and $18.4 million for the years ended December 31, 1998, 1997, and 1996, respectively.

At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $21.1 million or 11.2% of adjusted total assets, which is above the required level of $2.8 million or 1.5%; core capital of $21.1 million or 11.2% of adjusted total assets, which is above the required level of $5.7 million or 3.0%; and risk-based capital of $21.6 million or 31.7% of risk-weighted assets, which is above the required level of $5.5 million or 8.0%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 1998, cash and short-term investments totaled $10.7 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At December 31, 1998, the Bank had outstanding commitments to originate mortgage loans of $2.2 million compared to $891,000 at December 31, 1997. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1998 totaled $77.6 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits is not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 1999 will allow classifying these securities as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect but the effect will vary depending on the level and designation of securitizations as well as on market price movements.

YEAR 2000 ISSUE

GENERAL. The Year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to the data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated institution to survey its exposure, measure its risk, and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have assessed that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

RISKS. Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment on due dates, and all operating functions, could generate results which are significantly misstated and the Company could experience an inability to process transactions, prepare statements, or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

STATE OF READINESS. The Company has established a formal plan to address the Y2K issue consisting of the following phases:

     AWARENESS PHASE. The Company formally established a Y2K plan and established a project team for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

     RENOVATION PHASE. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor-supplied mission-critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

     VALIDATION PHASE. The validation phase is designed to test the ability of hardware and software to accurately process date-sensitive data. The Company has substantially completed the validation testing of each mission-critical system. The project team completed various tests, and during the validation testing process, no significant Y2K problems have been identified relating to any modified or upgraded mission-critical systems.

     COMPANY RESOURCES INVESTED. The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and have the changes into service by March 31, 1999. The Y2K project team members represent all functional areas of the Company, including data processing, loan administration, accounting, item processing and operations, compliance, human resources, and marketing. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K team.

     The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project since commencement for the Company is estimated to be $35,000. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

     CONTINGENCY PLANS. During the assessment phase, the Company began developing back-up or contingency plans for each of its mission-critical systems. Virtually all of the Company's mission-critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.


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

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 400 basis point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of December 31, 1998, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (0.48)% and would result in a $1.5 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300, and 400 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
                                         -------------------                           ------------

       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------

          + 400 bp         $    20,691     $   (3,843)         (15.7)%           11.29%          -144 bp
          + 300 bp              21,905         (2,629)         (10.7)            11.79            -94 bp
          + 200 bp              23,060         (1,474)          (6.0)            12.25            -48 bp
          + 100 bp              23,998           (536)          (2.2)            12.59            -14 bp
              0 bp              24,534              -              -             12.73              -
          - 100 bp              24,589             55            0.2             12.65             -8 bp
          - 200 bp              24,409           (125)          (0.5)            12.46            -27 bp
          - 300 bp              24,426           (108)          (0.4)            12.35            -38 bp
          - 400 bp              24,043           (491)          (2.0)            12.05            -68 bp

The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. This information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 21, 1999 under the caption "Election of Directors - Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers" and is incorporated herein by reference.

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


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)    Documents filed as part of this report:

       1,2    Financial Statements and Schedules

              See Index to Financial Information on page F-1.

       3      Exhibits

              See Exhibit Index on page i.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 1999.

                                  PARK BANCORP, INC.



                                  By: /s/ David A. Remijas
                                      ------------------------------------------
                                          David A. Remijas
                                           Chairman of the Board,
                                           President, and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                             Title                      Date
           ----                             -----                      ----

/s/ David A. Remijas           Chairman of the Board,             March 12, 1999
---------------------------    President, and Chief Executive
David A. Remijas               Officer (principal executive
                               officer)

/s/ Steven J. Pokrak           Treasurer and Chief Financial      March 12, 1999
---------------------------    Officer (principal financial
Steven J. Pokrak               and accounting officer)

/s/ Richard J. Remijas, Jr.    Executive Vice President, Chief    March 12, 1999
---------------------------    Operating Officer, Corporate
Richard J. Remijas, Jr.        Secretary, and Director

/s/ Joseph M. Judickas, Jr.    Director                           March 12, 1999
---------------------------
Joseph M. Judickas, Jr.

/s/ Robert W. Krug             Director                           March 12, 1999
---------------------------
Robert W. Krug

/s/ John J. Murphy             Director                           March 12, 1999
---------------------------
John J. Murphy

/s/ Paul Shukis                Director                           March 12, 1999
---------------------------
Paul Shukis

                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 1998


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

10.1* Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp's Registration Statement No. 333-4380)

10.2* ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp's Registration Statement No. 333-4380)

10.3* Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp's Registration Statement No. 333-4380)

10.4* Form Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp's Registration Statement No. 333-4380)

10.5* Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp's Registration Statement No. 333-4380)

10.6* Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 10.6 to the Park Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997).

21.0 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.0 to the Park Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997).

23.0     Consent of Independent Auditors

27.0     Financial Data Schedule

-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996






                         INDEX TO FINANCIAL INFORMATION






REPORT OF INDEPENDENT AUDITORS.............................................. F-2


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION......................... F-3

     CONSOLIDATED STATEMENTS OF INCOME...................................... F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY........................ F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................. F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................. F-9

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments on July 1, 1998 to conform with Statement of Financial Accounting Standards No. 133.



                                       Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 22, 1999

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1998 and 1997
                 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------

                                                                                          1998          1997
                                                                                          ----          ----
ASSETS
Cash and due from banks                                                               $     1,273   $     1,119
Interest-bearing deposits with other financial institutions                                 9,436         6,693
                                                                                      -----------   -----------
    Total cash and cash equivalents                                                        10,709         7,812

Securities available-for-sale                                                             108,506        37,101
Securities held-to-maturity (1997 fair value - $55,684)                                         -        55,736
Loans receivable, net                                                                      75,776        68,327
Federal Home Loan Bank stock                                                                  887           841
Real estate held for development                                                            2,873         2,270
Premises and equipment, net                                                                 2,539         2,489
Accrued interest receivable                                                                 2,149         1,542
Foreclosed real estate                                                                          -            60
Other assets                                                                                  349           494
                                                                                      -----------   -----------

    Total assets                                                                      $   203,788   $   176,672
                                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                                          $   148,350   $   131,865
    Securities sold under repurchase agreements                                             6,418         4,250
    Advances from borrowers for taxes and insurance                                         1,472         1,387
    Federal Home Loan Bank advances                                                        10,000             -
    Accrued interest payable                                                                  238           175
    Other liabilities                                                                         287           394
                                                                                      -----------   -----------
       Total liabilities                                                                  166,765       138,071

Stockholders' equity
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
      none issued and outstanding                                                               -             -
    Common stock, $.01 par value per share;
      authorized 9,000,000 shares, issued 2,701,441 shares                                     27            27
    Additional paid-in capital                                                             26,353        26,222
    Retained earnings                                                                      22,211        20,060
    Treasury stock, 514,625 and 283,652 shares, at cost                                    (8,733)       (4,693)
    Unearned ESOP shares                                                                   (1,628)       (1,807)
    Unearned MRP shares                                                                      (933)       (1,226)
    Accumulated other comprehensive income (loss)                                            (274)           18
                                                                                      -----------   -----------
       Total stockholders' equity                                                          37,023        38,601
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   203,788   $   176,672
                                                                                      ===========   ===========


          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997, and 1996
                 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------

                                                                               1998         1997         1996
                                                                               ----         ----         ----
Interest income
    Loans receivable                                                       $    6,000   $    5,649   $    5,398
    Securities                                                                  7,318        6,640        5,499
    Interest-bearing deposits with other financial institutions                   474          175          438
                                                                           ----------   ----------   ----------
                                                                               13,792       12,464       11,335
Interest expense
    Deposits                                                                    6,562        6,091        6,202
    Federal Home Loan Bank advances and other borrowings                          848          299          118
                                                                                7,410        6,390        6,320
                                                                           ----------   ----------   ----------

NET INTEREST INCOME                                                             6,382        6,074        5,015

Provision for loan losses                                                           -            -            -
                                                                           ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             6,382        6,074        5,015

Noninterest income
    Gains on sales of securities                                                    4           18            -
    Gains on sales of real estate held for development                            817          276           60
    Service fee income                                                            239          251          177
    Other operating income                                                         91           40           70
                                                                           ----------   ----------   ----------
                                                                                1,151          585          307

Noninterest expense
    Compensation and benefits                                                   2,694        2,575        1,664
    Occupancy and equipment expense                                               478          475          374
    Federal deposit insurance premiums                                            136          132          342
    Special SAIF assessment                                                         -            -          736
    Data processing services                                                      140          128          125
    Advertising                                                                   188          172           64
    Other operating expense                                                       616          779          413
                                                                           ----------   ----------   ----------
                                                                                4,252        4,261        3,718
                                                                           ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                      3,281        2,398        1,604

Income tax expense                                                              1,130          855          543
                                                                           ----------   ----------   ----------

NET INCOME                                                                 $    2,151   $    1,543   $    1,061
                                                                           ==========   ==========   ==========

Basic earnings per share                                                   $     1.03   $      .67   $      .15
                                                                           ==========   ==========   ==========
Diluted earnings per share                                                 $     1.02   $      .67   $      .15
                                                                           ==========   ==========   ==========

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 1998, 1997, and 1996 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Accumulated
                                             Additional                                  Unearned      Unearned        Other
                                 Common        Paid-in      Retained      Treasury         ESOP           MRP     Comprehensiveve
                                  Stock        Capital      Earnings        Stock         Shares        Shares     Income (Loss)
                                  -----        -------      --------        -----         ------        ------     -------------
Balance at January 1, 1996    $        -    $        -     $   17,456    $        -    $        -    $        -         $   77

Comprehensive income
    Net income                         -             -          1,061             -             -             -              -
    Change in fair value of
      securities classified as
      available-for-sale, net          -             -              -             -             -             -           (259)


       Total comprehensive
         income

Issuance of common stock,
  net of conversion costs             27        26,038              -             -        (2,161)            -              -

ESOP shares released                   -            50              -             -           168             -              -
                              ----------    ----------     ----------    ----------    ----------    ----------     ----------

Balance at December 31, 1996          27        26,088         18,517             -        (1,993)            -           (182)

Comprehensive income
    Net income                         -             -          1,543             -             -             -              -
    Change in fair value
      of securities classified as
      available-for sale, net          -             -              -             -             -             -            200


       Total comprehensive
         income

Purchase of 391,709 shares
  of treasury stock at cost            -             -              -        (6,395)            -             -              -

ESOP shares released                   -           129              -             -           186             -              -

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                       Total
                                   Stockholders'   Comprehensive
                                      Equity          Income
                                      ------          ------
Balance at January 1, 1996            $  17,533

Comprehensive income
    Net income                            1,061     $   1,061
    Change in fair value of
      securities classified as
      available-for-sale, net              (259)         (259)
                                                   ----------

       Total comprehensive
         income                                    $      802
                                                   ==========
Issuance of common stock,
  net of conversion costs                     -        23,904

ESOP shares released                        218
                                    -----------

Balance at December 31, 1996             42,457

Comprehensive income
    Net income                            1,543     $   1,543
    Change in fair value
      of securities classified as
      available-for sale, net               200           200
                                                   ----------

       Total comprehensive
         income                                     $   1,743
                                                    =========
Purchase of 391,709 shares
  of treasury stock at cost              (6,395)

ESOP shares released                        315


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 1998, 1997, and 1996 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------
                                             Additional                                  Unearned      Unearned
                                 Common        Paid-in      Retained      Treasury         ESOP           MRP
                                  Stock        Capital      Earnings        Stock         Shares        Shares
                                  -----        -------      --------        -----         ------        ------

Grant of shares under
  Management Recognition
  Plan (MRP)                  $        -    $        -     $        -    $    1,702    $        -    $   (1,702)

MRP shares earned                      -             5              -             -             -           476
                              ----------    ----------     ----------    ----------    ----------    ----------

Balance at December 31, 1997          27        26,222         20,060        (4,693)       (1,807)       (1,226)

Comprehensive income
    Net income                         -             -          2,151             -             -             -
    Effect of transfer of securities
         held-to-maturity to
         available-for-sale, net       -             -              -             -             -             -
    Change in fair value
      of securities classified as
      available-for sale, net          -             -              -             -             -             -


       Total comprehensive
         income

Purchase of 230,973 shares
  of treasury stock at cost            -             -              -        (4,040)            -             -

ESOP shares released                   -           117              -             -           179             -

MRP shares earned                      -            14              -             -             -           293
                              ----------    ----------     ----------    ----------    ----------    ----------

Balance at December 31, 1998  $       27    $   26,353     $   22,211    $   (8,733)   $   (1,628)   $     (933)
                              ==========    ==========     ==========    ==========    ==========    ==========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                     Accumulated
                                        Other         Total
                                    Comprehensive Stockholders'   Comprehensive
                                    Income (Loss)    Equity          Income
                                    -------------    ------          ------
Grant of shares under
  Management Recognition
  Plan (MRP)                         $        -    $         -

MRP shares earned                             -            481
                                     ----------    -----------

Balance at December 31, 1997                 18         38,601

Comprehensive income
    Net income                                -          2,151    $    2,151
    Effect of transfer of securities
         held-to-maturity to
         available-for-sale, net             74             74            74
    Change in fair value
      of securities classified as
      available-for sale, net              (366)          (366)         (366)
                                                                  ----------

       Total comprehensive
         income                                                   $    1,859
                                                                  ==========
Purchase of 230,973 shares
  of treasury stock at cost                   -         (4,040)

ESOP shares released                          -            296

MRP shares earned                             -            307
                                     ----------    -----------

Balance at December 31, 1998         $     (274)   $    37,023
                                     ==========    ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997, and 1996
                                 (In thousands)

------------------------------------------------------------------------------------------------------
                                                                      1998         1997         1996
                                                                      ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $  2,151     $  1,543     $  1,061
    Adjustments to reconcile net income to net cash from
      operating activities
       Net premium amortization (discount accretion)                     (99)          (3)          23
       Loss on sale of foreclosed real estate                              6            6            4
       Gains on sales of securities available-for-sale                    (4)         (18)           -
       Depreciation                                                      206          104          124
       Deferred income tax expense (benefit)                             (87)           8           78
       Deferred loan fees                                                 21          (81)          42
       Net change in accrued interest receivable                        (607)          85         (436)
       Net change in other assets                                        232         (105)         (35)
       Net change in accrued interest payable                             63           16          (25)
       Net change in other liabilities                                    44         (156)         (99)
       ESOP expense                                                      296          315          218
       Stock award earned                                                307          481            -
       Gains on sales of real estate held for development               (817)        (276)         (60)
                                                                    --------     --------     --------
          Net cash from operating activities                           1,712        1,919          895

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                               (7,470)      (2,196)      (5,952)
    Proceeds from maturities and calls of securities
      available-for-sale                                              74,490       22,000       15,850
    Proceeds from maturities and calls of securities
      held-to-maturity                                                21,000       25,150       24,635
    Purchases of securities available-for-sale                       (79,775)     (11,652)     (30,700)
    Purchases of securities held-to-maturity                         (40,238)     (35,963)     (34,121)
    Proceeds from sales of securities available-for-sale                 756        1,001            -
    Principal repayments on mortgage-backed securities
      held-to-maturity                                                 6,051        2,917        1,719
    Principal repayments on mortgage-backed securities
      available-for-sale                                               1,707        1,984        3,872
    Purchases of Federal Home Loan Bank stock                            (46)         (85)         (80)
    Proceeds from sales of real estate held for development            3,029        1,144          384
    Investment in real estate held for development                    (2,815)        (267)      (1,405)
    Payments to participants in real estate held for development           -            -         (165)
    Proceeds from sales of foreclosed real estate                         54          123          265
    Expenditures for premises and equipment                             (256)        (443)        (186)
    Expenditures on foreclosed real estate                                 -            -          (10)
                                                                    --------     --------     --------
       Net cash from investing activities                            (23,513)       3,713      (25,894)


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES










--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997, and 1996
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                               1998         1997        1996
                                                                               ----         ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                 $   16,485   $    3,013   $   (1,651)
    Net change in securities sold under repurchase agreements                   2,168        4,250            -
    Net change in advances from borrowers for taxes and
      insurance                                                                    85           99          169
    Net proceeds from sale of common stock                                          -            -       23,904
    Purchases of treasury stock                                                (4,040)      (6,395)           -
    Federal Home Loan Bank advances                                            10,000            -            -
    Repayment of Federal Home Loan Bank advances                                    -       (5,000)      (4,000)
                                                                           ----------   ----------   ----------
       Net cash from financing activities                                      24,698       (4,033)      18,422
                                                                           ----------   ----------   ----------

Increase (decrease) in cash and cash equivalents                                2,897        1,599       (6,577)

Cash and cash equivalents at beginning of year                                  7,812        6,213       12,790
                                                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $   10,709   $    7,812   $    6,213
                                                                           ==========   ==========   ==========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                            $    7,347   $    6,374   $    6,344
       Income taxes                                                             1,062        1,025          396

Supplemental disclosures of noncash investing activities
    Real estate acquired through foreclosure                                        -          129          269
    Transfer of securities to available-for-sale from
       held-to-maturity on July 1, 1998, at fair value                         73,267            -            -


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (the "Company"), and its wholly-owned subsidiaries Park Federal Savings Bank (the Bank) and PBI Development Corporation ("PBI"), which conducts real estate development activities. The Bank has two wholly-owned subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. ("GPS"), which also conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

Business: The primary business of the Company is the ownership of the Bank. The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branches located in Chicago and Westmont, Illinois. The Company's revenues primarily arise from interest income from retail lending activities and investments and revenue derived from real estate through the development and sales of residential lots to home builders through PBI and GPS.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to an impaired loan if the present value of cash flows or collateral value indicates the need for an allowance.

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

Loan Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine whether the interest accrual should be discontinued. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

future payments and due to the passage of time are reported as adjustments to the provision for loan losses.














--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Origination Fees: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.

Real Estate Held for Development: The Company, through PBI and GPS, engages in the development of residential real estate lots in partnership with local developers. Since the Company and the Bank provide substantially all of the financing for these projects, they have been reflected as wholly-owned investments in real estate held for development. Land inventories and real estate projects under development are valued at the lower of acquisition cost plus development costs, or net realizable value. The cost of each unit sold includes a proportionate share of the total projected development expense. Holding costs associated with undeveloped land, completed units, and suspended construction activities are expensed. General and administrative costs related to the real estate development projects are expensed when incurred.

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

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Income Taxes: The provision for income taxes is based on an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan: The cost of shares issued to the Employee Stock Ownership Plan ("ESOP") but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Statement of Cash Flows: For the purpose of this statement, cash and cash equivalents are defined to include the Company's cash on hand, demand balances, interest-bearing deposits with other financial institutions, and investments in certificates of deposit with maturities of less than three months.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of taxes, which is also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

Earnings Per Share: Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed to be released ESOP shares. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options and unearned Management Recognition Plan ("MRP") shares. In 1996, earnings per share is computed using net earnings from August 9, 1996, the date that the Bank converted to stock ownership.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate footnote. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Hedging Activities: All derivative instruments are recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges are recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities are summarized as follows:

                                                      ---------------------December 31, 1998-------------------
                                                                           -----------------
                                                                         Gross            Gross
                                                        Amortized     Unrealized       Unrealized       Fair
                                                          Cost           Gains           Losses         Value
    Securities Available-for-Sale                       ---------     ----------       ----------       -----
    -----------------------------
       U.S. government agency notes                   $    87,794     $        46    $      (609)   $    87,231
       Municipal securities                                   351               -             (8)           343
       Equity securities                                    1,015              13            (30)           998
       Mortgage-backed securities
          FNMA                                             12,465             146             (3)        12,608
          FHLMC                                             7,296              59            (29)         7,326
                                                      -----------     -----------    -----------    -----------
                                                           19,761             205            (32)        19,934
                                                      -----------     -----------    -----------    -----------

                                                      $   108,921     $       264    $      (679)   $   108,506
                                                      ===========     ===========    ===========    ===========

                                                      ---------------------December 31, 1997-------------------
                                                                           -----------------
                                                                         Gross            Gross
                                                        Amortized     Unrealized       Unrealized       Fair
                                                          Cost           Gains           Losses         Value
    Securities Available-for-Sale                       ---------     ----------       ----------       -----
    -----------------------------

       U.S. government agency notes                   $    29,183     $        36    $       (52)   $    29,167
       Municipal securities                                   288               -             (1)           287
       Equity securities                                      400               8              -            408
       Mortgage-backed securities:
          FNMA                                              4,141              30             (5)         4,166
          FHLMC                                             3,061              12              -          3,073
                                                      -----------     -----------    -----------    -----------
                                                            7,202              42             (5)         7,239
                                                      -----------     -----------    -----------    -----------

                                                      $    37,073     $        86    $       (58)   $    37,101
                                                      ===========     ===========    ===========    ===========

    Securities Held-to-Maturity
    ---------------------------
       U.S. government agency notes                   $    44,975     $       146    $       (33)   $    45,088
       Mortgage-backed securities:
          FNMA                                              5,651               -            (85)         5,566
          FHLMC                                             5,110               -            (80)         5,030
                                                      -----------     -----------    -----------    -----------
                                                           10,761               -           (165)        10,596
                                                      -----------     -----------    -----------    -----------

                                                      $    55,736     $       146    $      (198)   $    55,684
                                                      ===========     ===========    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Sales of securities are summarized as follows:

                                            For the Year Ended
                                 ---------------December 31,-------------
                                                ------------
                                    1998           1997          1996
                                    ----           ----          ----

     Proceeds from sales        $       756    $     1,001    $         -
     Gross realized gains                 4             18              -

Contractual maturities of debt securities available-for-sale at December 31, 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

                                                Amortized          Fair
                                                  Cost             Value
                                                ---------          -----

    Due in one year or less                     $     2,350    $     2,343
    Due after one year through five years                 -              -
    Due after five years through ten years            6,999          7,044
    Due after ten years                              78,796         78,187
                                                -----------    -----------
                                                     88,145         87,574
    Equity securities                                 1,015            998
    Mortgage-backed securities                       19,761         19,934
                                                -----------    -----------

                                                $   108,921    $   108,506
                                                ===========    ===========

Securities with a book value of $9,700,000 and $4,750,000 at December 31, 1998 and 1997 were pledged to secure securities sold under repurchase agreements.

Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As permitted by SFAS No. 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale. The securities which were reclassified had a book value of $73,155,000 and a fair value of $73,267,000 at July 1, 1998.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows at:

                                                           -------December 31,--------
                                                                  ------------
                                                              1998             1997
                                                              ----             ----
     First mortgage loans
         Principal balances
              Secured by one-to-four-family residences     $    60,103    $    55,634
              Secured by other properties                        9,947          7,860
              Commercial, construction, and land                 5,163          5,215
                                                           -----------    -----------
                                                                75,213         68,709

     Undistributed portion of construction loans                  (910)        (1,042)
     Net deferred loan origination fees                           (358)          (337)
                                                           -----------    -----------
         Total first mortgage loans                             73,945         67,330

     Consumer loans                                              2,333          1,501
     Unearned discounts                                             (2)            (4)
                                                           -----------    -----------
         Total consumer loans                                    2,331          1,497

     Allowance for loan losses                                    (500)          (500)
                                                           -----------    -----------

                                                           $    75,776    $    68,327
                                                           ===========    ===========

Information regarding impaired loans is as follows:

                                                        1998           1997            1996
                                                        ----           ----            ----

Impaired loans with no allowance allocated           $   188,000    $    99,000    $   190,000
Impaired loans with allowance allocated                        -              -              -
Average balance of impaired loans                        264,000        145,000        346,000
Interest income recognized during impairment               7,000         10,000         13,000
Cash-basis interest income recognized                      7,000         10,000         13,000

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the loan accounts of officers, directors, and their related interests follows:

For the year ended December 31, 1998:

     Balance at beginning of year                                $       391
     Loans disbursed                                                       -
     Principal repayments                                               (110)
                                                                 -----------

         Balance at end of year                                  $       281
                                                                 ===========

Activity in the allowance for loan losses is as follows:

                                                 For the Year Ended
                                     --------------December 31,----------------
                                                   ------------
                                          1998         1997         1996
                                          ----         ----         ----

     Balance at beginning of year      $     500    $     500    $     573
     Provision for loan losses                 -            -            -
     Charge-offs                               -            -          (73)
     Recoveries                                -            -            -
                                       ---------    ---------    ---------

         Balance at end of year        $     500    $     500    $     500
                                       =========    =========    =========


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                --------December 31,-------
                                                        ------------
                                                   1998             1997
                                                   ----             ----
     Cost
         Land                                   $       850    $       850
         Buildings and improvements                   1,880          1,839
         Furniture and fixtures                       1,145            930
                                                -----------    -----------
              Total cost                              3,875          3,619
     Less accumulated depreciation                   (1,336)        (1,130)
                                                -----------    -----------

                                                $     2,539    $     2,489
                                                ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $25,927,000 at December 31, 1998 and $7,384,000 at December 31, 1997.

At December 31, 1998, scheduled maturities of certificates of deposit are as follows:

           1999                                              $    77,593
           2000                                                   18,036
           2001                                                    2,636
           2002                                                    1,902
           2003 and thereafter                                     1,108
                                                             -----------

                                                             $   101,275
                                                             ===========

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

Federal Home Loan Bank ("FHLB") advances consisted of the following at December 31, 1998:

                                                                 Frequency of
                                   Redemption         Interest       Rate
         Maturity Date               Date               Rate      Adjustment     Collateral         Amount
         -------------             ----------         --------   ------------    ----------         ------

     January 15, 2008         January 15, 1999        4.70%        Fixed          Secured        $     5,000
     January 15, 2008         January 15, 2001        4.95%        Fixed          Secured              5,000
                                                                                                 -----------

                                                                                                $     10,000
                                                                                                ============

The advances are redeemable by the FHLB beginning at the dates indicated and then quarterly thereafter. The Company will incur a penalty if the advances are repaid prior to their maturity dates.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 167% of the outstanding secured advances from the FHLB.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a profit sharing plan covering substantially all employees. Contributions to the profit sharing plan are made at the discretion of the Board of Directors and charged to expense annually. The plan also allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Total contributions to the plan were $42,000, $36,000, and $18,000 for 1998, 1997, and 1996.

The Bank maintains a non-qualified supplemental executive retirement plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits had been reduced as the result of changes in the Internal Revenue Code. Benefits to be provided under the SERP will be funded with proportional contributions from the Company and the Bank. During 1998 and 1997, there were no such contributions.

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

During 1998 and 1997, 17,888 and 18,582 shares of stock with an average fair value of $16.53 and $16.97 per share, respectively, were committed to be released, resulting in ESOP compensation expense of $296,000 and $315,000. Shares held by the ESOP at December 31, 1998 and 1997 are as follows:

                                                 1998            1997
                                                 ----            ----

     Allocated shares                              53,227          35,339
     Unallocated shares                           162,872         180,760
                                             ------------    ------------

         Total ESOP shares                        216,099         216,099
                                             ============    ============

     Fair value of unallocated shares        $      2,261    $      3,367
                                             ============    ============

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

The Company adopted a management recognition plan ("MRP") during 1997. The Bank contributed $1.7 million, allowing the MRP to acquire 108,057 shares of common stock of the Company, at a cost of $15.75 per share. Under the MRP, 96,425 shares of common stock have been awarded to certain employees and directors. The remaining 11,632 shares are held for future awards. The stock awards vest over five years. The amortized cost of the shares which vested in 1998 and 1997 was $293,000 and $476,000.

The Company also adopted a stock option plan in 1997 under the terms of which 270,141 shares of the Company's common stock were reserved for issuance. The options become exercisable over a five-year period from the date of grant. The options expire ten years from the date of grant.

A summary of the activity in the plan is as follows:

                                                                       1 9 9 8                    1 9 9 7
                                                                       -------                    -------
                                                                             Weighted                    Weighted
                                                                              Average                     Average
                                                                             Exercise                    Exercise
                                                              Shares           Price       Shares          Price

Outstanding at beginning of year                                232,324    $   15.75              -     $      -
Granted                                                               -            -        232,324        15.75
Exercised                                                             -            -              -            -
Forfeited                                                             -            -              -            -
                                                           ------------    ---------   ------------     --------

Outstanding at end of year                                      232,324    $   15.75        232,324     $  15.75
                                                           ============    =========   ============     ========

Options exercisable at year-end                                  92,930                      46,465
Weighted-average fair value of options
  granted during year                                                 -                $       6.38

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents 1998 and 1997 net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. There was no compensation expense recorded for stock options in 1998 or 1997.

                                                        1998            1997
                                                        ----            ----

       Net income as reported                       $    2,151       $   1,543
       Pro forma net income                              1,970           1,361
       Basic earnings per share as reported               1.03             .67
       Pro forma basic earnings per share                  .94             .59
       Diluted earnings per share as reported             1.02             .67
       Pro forma diluted earnings per share                .94             .59

The fair value of options granted in 1997 was estimated using a Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility factor of the expected market price of the Company's common stock of 11.00%; weighted average life of 9.2 years; and risk-free interest rate of 5.50%.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the year ended December 31, 1998 and 1997, and the period from August 9, 1996 to December 31, 1996.

                                                                     1998            1997             1996
                                                                     ----            ----             ----
     BASIC EARNINGS PER SHARE
         Net income as reported                                 $       2,151    $       1,543   $       1,061
         Earnings prior to conversion to a stock
           form of ownership                                                -                -            (697)
                                                                -------------    -------------   -------------
         Net income available to common shareholders                    2,151            1,543             364
         Weighted average common shares outstanding                 2,089,796        2,296,427       2,493,680
                                                                -------------    -------------   -------------

              Basic earnings per share                          $        1.03    $         .67   $         .15
                                                                =============    =============   =============

     DILUTED EARNINGS PER SHARE
         Net income available to common stockholders            $       2,151    $       1,543   $         364

         Weighted average common shares outstanding                 2,089,796        2,296,427       2,493,686
         Dilutive effect of MRP                                         3,958            3,476               -
         Dilutive effect of stock options                              18,327           15,197               -
                                                                -------------    -------------   -------------
                                                                    2,112,082        2,315,100       2,493,680
                                                                -------------    -------------   -------------

              Dilutive earnings per share                       $        1.02    $         .67   $         .15
                                                                =============    =============   =============


NOTE 9 - REGULATORY CAPITAL

At the time of its conversion to a public company, the Bank established a liquidation account totaling $17,646,000. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 9 - REGULATORY CAPITAL (Continued)

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

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                                Minimum Required
                                                                                                   to Be Well
                                                                     Minimum Required              Capitalized
                                                                        for Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes        Action Regulations
                                                ------               -----------------        ------------------
1998                                      Amount        Ratio        Amount        Ratio       Amount       Ratio
----                                      ------        -----        ------        -----       ------       -----

Total capital (to risk-weighted assets) $   21,621      31.7%     $    5,456       8.0%      $    6,820     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                   21,121      31.0           2,728       4.0            4,092      6.0
Tier 1 (core) capital (to adjusted total
  assets)                                   21,121      11.2           7,552       4.0            9,440      5.0
Tangible capital (to tangible
  assets)                                   21,121      11.2           2,832       1.5              N/A      N/A

1997

Total capital (to risk-weighted assets) $   24,221      38.6%     $    5,022       8.0%      $    6,278     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                   23,721      37.8           2,511       4.0            3,767      6.0
Tier 1 (core) capital (to adjusted total
  assets)                                   23,721      14.5           6,523       4.0            8,153      5.0
Tangible capital (to tangible
  assets)                                   23,721      14.5           2,446       1.5              N/A      N/A

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 9 - REGULATORY CAPITAL (Continued)

The Bank at December 31, 1998 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the bank's category.

Federal regulations require the Qualified Thrift Lender ("QTL") test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and Federal Home Loan Bank advances or the Bank must convert to a commercial bank charter. The Bank meets the requirements of the QTL test at December 31, 1998.


NOTE 10 - INCOME TAXES

Income tax expense consists of the following:

                                                  For the Year Ended
                                       --------------December 31,---------------
                                                     ------------
                                           1998           1997          1996
                                           ----           ----          ----
     Currently payable tax
         Federal                       $     1,217    $       847    $       465
     Deferred tax (benefit) expense            (87)             8             78
                                       -----------    -----------    -----------

         Income tax expense            $     1,130    $       855    $       543
                                       ===========    ===========    ===========

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as a result of the following items:

                                    ----------------------------------December 31,----------------------------------
                                                                      ------------
                                    -----------1 9 9 8-------  ----------1 9 9 7-------   ----------1 9 9 6---------
                                               -------                   -------                    -------
                                                  Percentage                 Percentage                 Percentage
                                                   of Income                  of Income                  of Income
                                                    Before                     Before                     Before
                                                    Income                     Income                     Income
                                       Amount        Taxes        Amount        Taxes        Amount        Taxes
                                       ------     ----------      ------     ----------      ------     -----------

Income tax computed at
  the statutory rate                 $     1,116     34.0%     $       815        34.0%   $       545        34.0%
ESOP expense                                  40      1.2               44         1.8             17         1.1
Other items, net                             (26)     (.8)              (4)        (.1)           (19)       (1.2)
                                     -----------   ------      -----------   ---------    -----------    --------

                                     $     1,130     34.4%     $       855        35.7%   $       543        33.9%
                                     ===========   ======      ===========   =========    ===========    ========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code which allowed it to deduct from taxable income a provision for bad debts which differs from the provision charged to income in the financial statements. Retained earnings at December 31, 1998 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in tax years after 1997. The remaining excess amount approximates $1,013,000 at December 31, 1998. The related amount of deferred tax liability is approximately $392,000 and will be payable over the next five years.

Deferred tax assets (liabilities) are comprised of the following at:

                                                        --------December 31,------
                                                                ------------
                                                           1998             1997
                                                           ----             ----

     Deferred loan fees                                 $       122    $       115
     ESOP and MRP expense                                        48             27
     Unrealized loss on securities available-for-sale           141              -
                                                        -----------    -----------
                                                                311            142

     Bad debt deduction                                        (174)          (243)
     Federal Home Loan Bank stock dividend                      (32)           (32)
     Depreciation                                              (128)          (106)
     Unrealized gain on securities available-for-sale             -            (10)
     Other                                                       (3)           (15)
                                                        -----------    -----------
                                                               (337)          (406)
                                                        -----------    -----------

         Net deferred tax liability                     $       (26)   $      (264)
                                                        ===========    ===========


NOTE 11 - OFF-BALANCE-SHEET ACTIVITIES

The Company grants mortgages and installment loans to, and obtains deposits from, customers primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets. The Company also develops residential housing lots in DuPage and Will Counties for sale to local home builders.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 11 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

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

These financial instruments are summarized as follows at:

                                                                                           Contract Amount
                                                                                    -------December 31,-------
                                                                                           ------------
                                                                                       1998             1997
                                                                                       ----             ----
     Financial instruments whose contract
       amounts represent credit risk
         Commitments to make loans (all fixed rate)                                 $     2,228    $       891
         Standby letters of credit                                                            -            793
         Loans in process                                                                   910          1,042

The fixed rate loan commitments at December 31, 1998 have terms of 60 days and rates in the range of 6.25% to 9.50%. Fixed rate loan commitments at December 31, 1997 have terms of 75 to 180 days and rates in the range of 7.125% to 10.50%.

Since certain commitments to make loans and fund loans in process expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 1998, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $9,336,000. At December 31, 1997, the balance was approximately $6,693,000.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments is as follows:

                                                     ---------December 31, 1998-----  ------December 31, 1997-----
                                                              -----------------             -----------------
                                                         Approximate                     Approximate
                                                          Carrying       Estimated        Carrying     Estimated
                                                           Amount       Fair Value         Amount     Fair Value
                                                           ------       ----------         ------     ----------
    Financial Assets
       Cash and cash equivalents                       $    10,709     $    10,709    $     7,812    $     7,812
       Securities available-for-sale                       108,506         108,506         37,101         37,101
       Securities held-to-maturity                               -               -         55,736         55,684
       Loans receivable, net                                75,776          76,569         68,327         70,307
       Federal Home Loan Bank stock                            887             887            841            841
       Accrued interest receivable                           2,149           2,149          1,542          1,542

    Financial Liabilities
       Deposits with no fixed maturity dates               (47,075)        (47,075)       (42,980)       (42,980)
       Deposits with fixed maturity dates                 (101,275)       (101,992)       (88,885)       (89,290)
       Securities sold under repurchase agreements          (6,418)         (6,418)        (4,250)        (4,250)
       Advances from borrowers for taxes
         and insurance                                      (1,472)         (1,472)        (1,387)        (1,387)
       Federal Home Loan Bank advances                     (10,000)         (9,290)             -              -
       Accrued interest payable                               (238)           (238)          (175)          (175)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of borrowings is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

Other assets and liabilities of the Company not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as the value of core deposits, customer goodwill, and similar items.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------



NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 1998 or December 31, 1997, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1998 and December 31, 1997 should not necessarily be considered to apply at subsequent dates.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                           1998           1997          1996
                                                                           ----           ----          ----

     Unrealized holding gains and losses on                             $     (521)   $      286    $     (401)
       securities available-for-sale
     Reclassification adjustments for gains
       recorded in income                                                        4            18             -
     Reclassification adjustment for unrealized
       gains on securities held-to-maturity
       transferred to available-for-sale                                        74             -             -
                                                                        ----------    ----------    ----------
     Net unrealized gains and losses                                          (443)          304          (401)
     Tax effect                                                                151          (104)          142
                                                                        ----------    ----------    ----------

     Other comprehensive income (loss)                                  $     (292)   $      200    $     (259)
                                                                        ==========    ==========    ==========


NOTE 14 - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single family residence lots provide the revenues in real estate development operations. All operations are domestic.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------



NOTE 14 - SEGMENT INFORMATION (Continued)

The accounting policies used are the same as those described in the summary of significant accounting policies. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

                                                                                   Real Estate
                                                                      Banking       Development          Total
                                                                      -------      ------------          -----
1998
----
   Net interest income                                             $       6,382    $          -    $      6,382
   Gain on sale of real estate held for development                            -             817             817
   Other revenue                                                             334               -             334
   Other expenses                                                          4,252               -           4,252
   Income tax expense                                                        844             286           1,130
   Segment profit                                                          1,620             531           2,151
   Segment assets                                                        200,915           2,873         203,788

1997
----
   Net interest income                                             $       6,074    $          -    $      6,074
   Gain on sale of real estate held for development                            -             276             276
   Other revenue                                                             309               -             309
   Other expenses                                                          4,261               -           4,261
   Income tax expense                                                        758              97             855
   Segment profit                                                          1,364             179           1,543
   Segment assets                                                        174,402           2,270         176,672

1996
----
   Net interest income                                             $       5,015    $          -    $      5,015
   Gain on sale of real estate held for development                            -              60              60
   Other revenue                                                             247               -             247
   Other expenses                                                          3,718               -           3,718
   Income tax expense                                                        522              21             543
   Segment profit                                                          1,022              39           1,061
   Segment assets                                                        175,323           2,871         178,194

The Company, through GPS and PBI, participates with local real estate developers in developing residential housing sites. One of the Company's investment in real estate held for development is a single-family housing subdivision located in Naperville, Illinois known as Prairie Ridge. This development consists of 88 single family lots, of which 51 have been sold through December 31, 1998. During 1998, the Company purchased and began development of land in Batavia, Illinois which will be known as Prairie Trail South. The project will consist of 95 single-family homesites.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Park Bancorp, Inc. The Company was formed on August 9, 1996. Accordingly, the statements of income and cash flows reflect the years ended December 31, 1998 and 1997, and the period August 9, 1996 through December 31, 1996.

                             CONDENSED BALANCE SHEET
                           December 31, 1998 and 1997

                                                                                       1998            1997
                                                                                       ----            ----
ASSETS
Cash and cash equivalents                                                           $     1,838    $       743
Securities available-for-sale                                                             9,490          8,713
Securities held-to-maturity                                                                   -          1,000
ESOP loan                                                                                 1,697          1,839
Investment in real estate development subsidiary                                          2,622              -
Investment in bank subsidiary                                                            21,146         25,991
Accrued interest receivable and other assets                                                230            389
                                                                                    -----------    -----------

     Total assets                                                                   $    37,023    $    38,675
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities                                              $         -    $        74
Stockholders' equity
     Common stock                                                                        37,023         38,601
                                                                                    -----------    -----------

         Total liabilities and stockholders' equity                                 $    37,023    $    38,675
                                                                                    ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME
                 For the years ended December 31, 1998 and 1997
             and the period August 9, 1996 through December 31, 1996

                                                                            1998           1997          1996
                                                                            ----           ----          ----
Operating income
     Dividends from subsidiary                                           $    7,000    $    6,000    $        -
     Gains on sales of securities                                                 4            18             -
     Interest income
         Securities                                                             711           687            65
         ESOP loan                                                              133           143            79
         Interest-bearing deposits with other
           financial institutions                                                74            79           170
                                                                         ----------    ----------    ----------
              Total operating income                                          7,922         6,927           314

Operating expenses
     Interest on other borrowings                                                29            89             -
     Other expenses                                                             352           321             -
                                                                         ----------    ----------    ----------
         Total operating expenses                                               381           410             -
                                                                         ----------    ----------    ----------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                                   7,541         6,517           314

Income taxes                                                                    168           164           107
                                                                         ----------    ----------    ----------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF BANK SUBSIDIARY                                                          7,373         6,353           207

Equity in undistributed earnings of bank subsidiary                          (5,222)       (4,810)          157
                                                                         ----------    ----------    ----------


NET INCOME                                                               $    2,151    $    1,543    $      364
                                                                         ==========    ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                      CONDENSED STATEMENT OF CASH FLOWS For
                   the years ended December 31, 1998 and 1997
             and the period August 9, 1996 through December 31, 1996


                                                                            1998           1997          1996
                                                                            ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    2,151    $    1,543    $      364
     Adjustments to reconcile net income to net cash
       provided by operating activities
         Net discount accretion                                                (192)           (7)            -
         Gain on sale of securities available-for-sale                           (4)          (18)            -
         Equity in overdistributed earnings of
           bank subsidiary                                                    5,222         4,810          (157)
         Change in
              Other assets                                                      168          (341)          (47)
              Other liabilities                                                 (74)          (43)          107
                                                                         ----------    ----------    ----------
                  Net cash from operating activities                          7,271         5,944           267

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available-for-sale                               (9,600)      (11,652)      (13,638)
     Proceeds from sale of securities available-for-sale                        759         1,001        (2,997)
     Proceeds from maturities and calls of securities
       available-for-sale                                                     8,185         4,988        (3,149)
     Proceeds from maturities and calls of securities
       held-to-maturity                                                       1,000         2,149             -
     Investment in PBI Development Corporation                               (2,622)            -             -
     Payment received on ESOP loan                                              142           142           180
                                                                         ----------    ----------    ----------
         Net cash from investing activities                                  (2,136)       (3,372)      (19,604)

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                              (4,040)       (6,395)            -
     Issuance of common stock                                                     -             -        23,903
                                                                         ----------    ----------    ----------
         Net cash from financing activities                                  (4,040)       (6,395)       23,903
                                                                         ----------    ----------    ----------

Net change in cash and cash equivalents                                       1,095        (3,823)        4,566

Cash and cash equivalents at beginning of period                                743         4,566             -
                                                                         ----------    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    1,838    $      743    $    4,566
                                                                         ==========    ==========    ==========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


1998
----                                                  ----------------------Three Months Ended------------------
                                                                            ------------------
                                                       March 31        June 30     September 30      December 31
                                                       --------        -------     ------------      -----------
Interest income                                      $     3,443     $     3,490    $     3,502    $     3,357
Interest expense                                           1,781           1,818          1,864          1,947
                                                     -----------     -----------    -----------    -----------


NET INTEREST INCOME                                        1,662           1,672          1,638          1,410

Provision for loan losses                                      -               -              -              -
Other income                                                 281             288            300            282
Other expense                                              1,079           1,123          1,103            947
                                                     -----------      ----------      ---------    -----------


INCOME BEFORE INCOME TAXES                                   864             837            835            745

Income tax expense                                           295             306            278            251
                                                     -----------     -----------    -----------    -----------


NET INCOME                                           $       569     $       531    $       557    $       494
                                                     ===========     ===========    ===========    ===========

Basic earnings per share                             $       .26     $       .25    $       .27    $       .25
Diluted earnings per share                                   .26             .24            .26            .25


1997
----                                                 ----------------------Three Months Ended------------------
                                                                           ------------------
                                                       March 31        June 30     September 30      December 31
                                                       --------        -------     ------------      -----------

Interest income                                      $     3,150     $     3,130    $     3,118    $     3,066
Interest expense                                           1,569           1,602          1,603          1,616
                                                     -----------     -----------    -----------    -----------


NET INTEREST INCOME                                        1,581           1,528          1,515          1,450

Provision for loan losses                                      -               -              -              -
Other income                                                  88             216            189             92
Other expense                                                925           1,050          1,029          1,257
                                                     -----------     -----------      ---------      ---------


INCOME BEFORE INCOME TAXES                                   744             694            675            285

Income tax expense                                           253             234            226            142
                                                     -----------     -----------    -----------    -----------


NET INCOME                                           $       491     $       460    $       449    $       143
                                                     ===========     ===========    ===========    ===========

Basic earnings per share                             $       .20     $       .20    $       .20    $       .07
Diluted earnings per share                                   .20             .20            .20            .07



--------------------------------------------------------------------------------

                                   (Continued)