Form 10-Q
period 1999-03-31
PARK BANCORP INC
filed 1999-05-12
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended March 31, 1999

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

                              Yes ___x___ No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1999, the Registrant had outstanding 2,123,118 shares of common stock.

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

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS)

                                                                        MARCH 31,       DECEMBER 31,
                                                                          1999              1998
                                                                          ----              ----

                                     ASSETS
Cash and due from banks                                               $      1,117      $      1,273
Interest-bearing deposit accounts in other financial institutions            2,263             9,436
                                                                      ------------      ------------
      Total cash and cash equivalents                                        3,380            10,709
Securities available-for-sale                                              122,297           108,506
Loans receivable, net                                                       77,317            75,776
Federal Home Loan Bank stock                                                   950               887
Real estate held for development                                             3,581             2,873
Premises and equipment, net                                                  2,519             2,539
Accrued interest receivable                                                  1,699             2,149
Other assets                                                                   485               349
                                                                      ------------      ------------

TOTAL ASSETS                                                          $    212,228      $    203,788
                                                                      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                              $    148,593      $    148,350
Securities sold under repurchase agreements                                  6,554             6,418
Advances from borrowers for taxes and insurance                              1,330             1,472
Federal Home Loan Bank advances                                             19,000            10,000
Accrued interest payable                                                       190               238
Other liabilities                                                              144               287
                                                                      ------------      ------------
      Total liabilities                                                    175,811           166,765

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                                  --                --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                       27                27
Additional paid-in capital                                                  26,142            26,353
Retained earnings                                                           22,637            22,211
Treasury stock at cost - 514,625 shares                                     (8,733)           (8,733)
Unearned ESOP shares                                                        (1,585)           (1,628)
Unearned MRP shares                                                           (821)             (933)
Accumulated other comprehensive income                                      (1,250)             (274)
                                                                      ------------      ------------
      Total stockholders' equity                                            36,417            37,023
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    212,228      $    203,788
                                                                      ============      ============

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                 ---------------
                                                              1999            1998
                                                              ----            ----
Interest income
      Loans receivable                                     $    1,567     $    1,495
      Securities                                                1,996          1,948
                                                           ----------     ----------
            Total                                               3,563          3,443

Interest expense
      Deposits                                                  1,713          1,669
      Federal Home Loan Bank advances                             135            112
                                                           ----------     ----------
            Total                                               1,848          1,781
                                                           ----------     ----------

Net interest income                                             1,715          1,662

Provision for loan losses                                          --             --
                                                           ----------     ----------

Net interest income after provision for loan losses             1,715          1,662

Noninterest income
      Gain on sale of real estate held for development             72            224
      Gain on sale of securities available-for-sale                --              3
      Service fee income                                           39             40
      Other operating income                                       30             14
                                                           ----------     ----------
            Total noninterest income                              141            281

Noninterest expense
      Compensation and benefits                                   777            683
      Occupancy and equipment expense                             150            134
      Federal deposit insurance premiums                           34             32
      Data processing services                                     38             33
      Advertising                                                  48             50
      Stationery, printing and supplies                            31             23
      Other operating expense                                     133            124
                                                           ----------     ----------
            Total noninterest expense                           1,211          1,079
                                                           ----------     ----------

Income before income taxes                                        645            864

Income tax expense                                                219            295
                                                           ----------     ----------

      Net income                                           $      426     $      569
                                                           ==========     ==========


Basic earnings per share                                   $      .22     $      .26
Diluted earnings per share                                 $      .22     $      .26

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                            1999             1998
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $       426      $       569
Adjustments to reconcile net income to net cash from
  operating activities:
      Net discount accretion on securities                                      (62)             (12)
      Gain on sale of real estate held for development                          (72)            (224)
      Gain on sale of securities available-for-sale                              --               (3)
      Depreciation                                                               98              121
      ESOP compensation expense                                                  61               84
      MRP compensation expense                                                  112               73
      Net change in:
            Accrued interest receivable                                         450             (237)
            Accrued interest payable                                            (48)             (23)
            Other assets                                                       (136)            (157)
            Other liabilities                                                   360              778
                                                                        -----------      -----------

            Net cash from operating activities                                1,189              969


CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans                                                          (1,541)          (3,573)
Purchase of securities available-for-sale                                   (40,426)          (7,621)
Purchase of securities held-to-maturity                                          --          (28,248)
Proceeds from sales of securities available-for-sale                             --              289
Proceeds from maturities and calls of securities available-for-sale          23,930           13,190
Proceeds from maturities and calls of securities held-to-maturity                --            6,000
Principal repayments on mortgage-backed securities                            1,228            1,154
Sale of FHLB stock                                                              (63)              --
Net change in real estate held for development                                 (636)             875
Expenditures for premises and equipment                                         (78)            (137)
                                                                        -----------      -----------

      Net cash from investing activities                                    (17,526)         (18,071)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                          243            6,509
Net change in repurchase agreements                                             136            2,796
Net change in advances from borrowers for taxes and insurance                  (142)             (62)
Net change in FHLB advances                                                   9,000           10,000
Dividends paid                                                                 (229)              --
                                                                        -----------      -----------

      Net cash from financing activities                                      9,008           19,243
                                                                        -----------      -----------

Net change in cash and cash equivalents                                      (7,329)           2,141

Cash and cash equivalents at beginning of period                             10,709            7,812
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $     3,380      $     9,953
                                                                        ===========      ===========

Supplemental disclosures of cash flow information
      Cash paid during the period for interest                          $     1,896      $     1,803

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                           Accumulated
                                                     Additional            Unearned   Unearned                Other      Stock-
                                             Common   Paid-in    Retained    ESOP       MRP      Treasury Comprehensive  holders'
                                             Stock    Capital    Earnings   Shares     Shares     Stock       Income     Equity
                                            --------  --------   --------  --------   --------   --------    --------   --------
Balance at January 1, 1998                  $     27  $ 26,222   $ 20,060  $ (1,807)  $ (1,226)  $ (4,693)   $     18   $ 38,601
Net income                                        --        --        569        --         --         --          --        569
Depreciation in fair value of securities
  classified as available-for-sale, net of
  income taxes                                    --        --         --        --         --         --         (30)       (30)
                                                                                                                        --------
      Comprehensive income                        --        --         --        --         --         --          --        539

ESOP shares earned                                --        40         --        44         --         --          --         84
MRP shares earned                                 --        --         --        --         73         --          --         73
                                            --------  --------   --------  --------   --------   --------    --------   --------

Balance at March 31, 1998                   $     27  $ 26,262   $ 20,629  $ (1,763)  $ (1,153)  $ (4,693)   $    (12)  $ 39,297
                                            ========  ========   ========  ========   ========   ========    ========   ========


Balance at January 1, 1999                  $     27  $ 26,353   $ 22,211  $ (1,628)  $   (933)  $ (8,733)   $   (274)  $ 37,023
Net income                                        --        --        426        --         --         --          --        426
Depreciation in fair value of securities
  classified as available-for-sale, net of
  income taxes                                    --        --                   --         --         --        (976)      (976)
                                                                                                                        --------
      Comprehensive income                        --        --                   --         --         --          --       (550)

Dividends paid                                    --      (229)        --        --         --         --          --       (229)
ESOP shares earned                                --        18                   43         --         --          --         61
MRP shares earned                                 --        --         --        --        112         --          --        112
                                            --------  --------   --------  --------   --------   --------    --------   --------

Balance at March 31, 1999                   $     27  $ 26,142   $ 22,637  $ (1,585)  $   (821)  $ (8,733)   $ (1,250)  $ 36,417
                                            ========  ========   ========  ========   ========   ========    ========   ========

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation, as of March 31, 1999 and December 31, 1998 and for the three-month periods ended March 31, 1999 and 1998. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the notes thereto.

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

Comprehensive Income: Comprehensive income consists of net income and the unrealized gains and losses on securities available-for-sale, net of taxes.

Note 3 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single family residence lots provide the revenues in real estate development operations. All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies. Transactions among segments are made at fair value. Information reported internally for performance assessment follows for the three month period ended for the years presented.

                                                                      Real Estate
                                                          Banking     Development     Total
                                                          -------     -----------     -----
1999
----
   Net interest income                                  $    1,715    $       --    $    1,715
   Gain on sale of real estate held for development             --            72            72
   Other revenue                                                69            --            69
   Other expenses                                            1,211            --         1,211
   Income tax expense                                          219            --           219
   Segment profit                                              354            72           426
   Segment assets                                          208,645         3,583       212,228

1998
----
   Net interest income                                  $    1,662    $       --    $    1,662
   Gain on sale of real estate held for development             --           224           224
   Other revenue                                                57            --            57
   Other expenses                                            1,079            --         1,079
   Income tax expense                                          295            --           295
   Segment profit                                              345           224           569
   Segment assets                                          202,169         1,619       203,788

Note 4 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three month period ended March 31, 1999 and 1998.

                                                             1999            1998
                                                             ----            ----
         Net income as reported                         $        426    $        569
         Weighted average common
           shares outstanding                              1,959,230       2,154,162
                                                        ------------    ------------

               Basic earnings per share                 $        .22    $        .26
                                                        ============    ============

         Net income available to
           common shareholders                          $        426    $        569

         Weighted average common
           shares outstanding                              1,959,230       2,154,162
         Dilutive effect of MRP                                   --           6,784
         Dilutive effect of stock options                         --          31,423
                                                        ------------    ------------
                                                           1,959,230       2,192,369
                                                        ------------    ------------

               Diluted earnings per share               $        .22    $        .26
                                                        ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Corporation) and its wholly-owned subsidiaries, Park Federal Savings Bank
(Bank) and PBI Development Corporation, and the Bank's subsidiaries, at March 31, 1999 to its financial condition at December 31, 1998 and the results of operations for the three months ended March 31, 1999 to the same period in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 1999 were $212.2 million compared to $203.8 million at December 31, 1998, an increase of $8.4 million. During the three months ended March 31, 1999, cash and cash equivalents decreased by $8.3 million and securities available-for-sale increased by $13.6 million while loans increased $1.5 million.

Total liabilities at March 31, 1999 were $175.8 million compared to $166.8 million at December 31, 1998, an increase of $9.0 million, primarily due to increases in FHLB advances.

Stockholders' equity at March 31, 1999 was $36.4 million compared to $37.0 million at December 31, 1998, a decrease of $600,000. This decrease was primarily attributable net income offset by the decrease in the fair value of securities available-for-sale.

RESULTS OF OPERATIONS

Net income decreased to $426,000, or 25.1%, for the quarter ended March 31, 1999 from $569,000 for the quarter ended March 31, 1998. Net interest income was $1.7 million for both three-month periods ended March 31, 1999 and 1998. Although the Bank's assets grew during the period, the net interest margin decreased to 3.52% for the 1999 period from 3.70% for the 1998 period.

Noninterest income decreased $140,000 to $141,000 for the quarter ended March 31, 1999 due to lower gains on sale of real estate held for development.

Noninterest expense increased to $1,211,000 for the three-month period ended March 31, 1999 from $1,079,000 for the three-month period ended March 31, 1998 primarily as a result of increased compensation and benefits due to accelerated vesting of stock awards resulting from the death of a director.

The Corporation's federal income tax expense decreased to $219,000 for the three-month period ended March 31, 1999 from $295,000 for the three-month period ended March 31, 1998. The change in income tax was attributable to the decrease in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at March 31, 1999 was 54.1%.

At March 31, 1999, the Bank had $2,266,000 in commitments to originate loans and $2,115,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 1999:

                              ACTUAL            REQUIRED            EXCESS
                              ------            --------            ------
                          AMOUNT     %       AMOUNT     %       AMOUNT     %
                          ------    ---      ------    ---      ------    ---

Core capital              21,798   11.0      7,913     4.0      13,885    7.0
Risk-based capital        22,298   31.3      5,706     8.0      16,592   23.3

NEW ACCOUNTING STANDARDS

Effective January 1, 1999, Statement of Financial Accounting Standards (SFAS) No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, became effective. SFAS No. 134 allows entities with mortgage banking operations which convert pools of mortgages into securities to classify these securities as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify these pools as trading. This standard is not expected to have a material effect on the Company.

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

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                        NPV as a % of
                   ------------Net Portfolio Value----------    ---------PV of Assets-------
                               -------------------                       ------------
Change in Rates    $ Amount         $ Change        % Change    NPV Ratio            Change
---------------    --------         --------        --------    ---------            ------
     + 400 bp      $ 20,691         $ (3,843)        (15.7)%     11.29%             -144 bp
     + 300 bp        21,905           (2,629)        (10.7)      11.79%              -94 bp
     + 200 bp        23,060           (1,474)         (6.0)      12.25%              -48 bp
     + 100 bp        23,998             (536)         (2.2)      12.59%              -14 bp
         0 bp        24,534               --            --       12.73%                  --
     - 100 bp        24,589               55           0.2       12.65%               -8 bp
     - 200 bp        24,409             (125)         (0.5)      12.46%              -27 bp
     - 300 bp        24,426             (108)         (0.4)      12.35%              -38 bp
     - 400 bp        24,043             (491)         (2.0)      12.05%              -68 bp

Management has not yet completed the computation of NPV as of March 31, 1999 but estimates that the results would not be materially different than those presented above.

PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

                None

ITEM 2.   CHANGES IN SECURITIES.

                None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                None

ITEM 5.  OTHER INFORMATION.

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits - Not applicable.

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARK BANCORP, INC.

Date: May 10, 1999                      /s/ David A. Remijas
                                        -------------------------------------
                                        David A. Remijas
                                        President and Chief Executive Officer


Date: May 10, 1999                      /s/ Steven J. Pokrak
                                        -------------------------------------
                                        Steven J. Pokrak
                                        Treasurer and Chief Financial Officer