Form 10-Q/A
period 1999-03-31
PARK BANCORP INC
filed 1999-05-17
CIK 1013554

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                            1999             1998
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $       426      $       569
Adjustments to reconcile net income to net cash from
  operating activities:
      Net discount accretion on securities                                      (62)             (12)
      Gain on sale of real estate held for development                          (72)            (224)
      Gain on sale of securities available-for-sale                              --               (3)
      Depreciation                                                               98              121
      ESOP compensation expense                                                  61               84
      MRP compensation expense                                                  112               73
      Net change in:
            Accrued interest receivable                                         450             (237)
            Accrued interest payable                                            (48)             (23)
            Other assets                                                       (136)            (157)
            Other liabilities                                                   360              778
                                                                        -----------      -----------

            Net cash from operating activities                                1,189              969


CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans                                                          (1,541)          (3,573)
Purchase of securities available-for-sale                                   (40,426)          (7,621)
Purchase of securities held-to-maturity                                          --          (28,248)
Proceeds from sales of securities available-for-sale                             --              289
Proceeds from maturities and calls of securities available-for-sale          23,930           13,190
Proceeds from maturities and calls of securities held-to-maturity                --            6,000
Principal repayments on mortgage-backed securities                            1,288            1,154
Sale of FHLB stock                                                              (63)              --
Net change in real estate held for development                                 (636)             875
Expenditures for premises and equipment                                         (78)            (137)
                                                                        -----------      -----------

      Net cash from investing activities                                    (17,526)         (18,071)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                          243            6,509
Net change in repurchase agreements                                             136            2,796
Net change in advances from borrowers for taxes and insurance                  (142)             (62)
Net change in FHLB advances                                                   9,000           10,000
Dividends paid                                                                 (229)              --
                                                                        -----------      -----------

      Net cash from financing activities                                      9,008           19,243
                                                                        -----------      -----------

Net change in cash and cash equivalents                                      (7,329)           2,141

Cash and cash equivalents at beginning of period                             10,709            7,812
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $     3,380      $     9,953
                                                                        ===========      ===========

Supplemental disclosures of cash flow information
      Cash paid during the period for interest                          $     1,896      $     1,803