Form 10-Q
period 1999-06-30
PARK BANCORP INC
filed 1999-08-11
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended June 30, 1999

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

As of July 31, 1999, the Registrant had outstanding 2,123,118 shares of common stock.

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report


                                      Index


                                                                            Page
                                                                            ----
PART I - Financial Information

      Item 1  Financial Statements                                            1

      Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8

      Item 3  Quantitative and Qualitative Disclosures About Market Risk      10


PART II - Other Information

      Item 1  Legal Proceedings                                               13

      Item 2  Changes in Securities                                           13

      Item 3  Defaults Upon Senior Securities                                 13

      Item 4  Submission of Matters to a Vote of Securities Holders           13

      Item 5  Other Information                                               13

      Item 6  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                    14

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
  REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1999             1998
                                                                         ----             ----
                                ASSETS
Cash and due from banks                                              $      1,869     $      1,273
Interest-bearing deposit accounts in other financial institutions           1,528            9,436
                                                                     ------------     ------------
      Total cash and cash equivalents                                       3,397           10,709

Securities available-for-sale                                             126,161          108,506
Loans receivable, net                                                      81,976           75,776
Federal Home Loan Bank stock                                                1,300              887
Real estate held for development                                            4,027            2,873
Premises and equipment, net                                                 2,475            2,539
Accrued interest receivable                                                 2,403            2,149
Other assets                                                                1,969              349
                                                                     ------------     ------------

TOTAL ASSETS                                                         $    223,708     $    203,788
                                                                     ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $    149,204     $    148,350
Securities sold under repurchase agreements                                10,536            6,418
Federal Home Loan Bank advances                                            26,000           10,000
Advances from borrowers for taxes and insurance                             1,581            1,472
Accrued interest payable                                                      222              238
Other liabilities                                                           1,352              287
                                                                     ------------     ------------
      Total liabilities                                                   188,895          166,765

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                                 --               --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                      27               27
Additional paid-in capital                                                 26,393           26,353
Retained earnings                                                          22,750           22,211
Treasury stock at cost - 514,625 shares                                    (8,733)          (8,733)
Unearned ESOP shares                                                       (1,542)          (1,628)
Unearned MRP shares                                                          (752)            (933)
Accumulated other comprehensive income (loss)                              (3,330)            (274)
                                                                     ------------     ------------
      Total stockholders' equity                                           34,813           37,023
                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    223,708     $    203,788
                                                                     ============     ============

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                THREE MONTHS              SIX MONTHS
                                                               ENDED JUNE 30,           ENDED JUNE 30,
                                                          ----------------------    ----------------------
                                                             1999         1998         1999         1998
                                                             ----         ----         ----         ----
Interest income:
      Loans receivable                                    $   1,584    $   1,557    $   3,151    $   3,052
      Securities                                              2,097        1,933        4,093        3,881
                                                          ---------    ---------    ---------    ---------
            Total                                             3,681        3,490        7,244        6,933

Interest expense:
      Deposits                                                1,687        1,699        3,400        3,368
      Federal Home Loan Bank advances                           259          119          394          231
                                                          ---------    ---------    ---------    ---------
            Total                                             1,946        1,818        3,794        3,599
                                                          ---------    ---------    ---------    ---------

Net interest income                                           1,735        1,672        3,450        3,334

Provision for loan losses                                        --           --           --           --
                                                          ---------    ---------    ---------    ---------

Net interest income after provision for
  loan losses                                                 1,735        1,672        3,450        3,334

Noninterest income:
      Gain on sale of real estate held for development          264          231          336          455
      Gain on sale of securities available-for-sale              19            1           19            4
      Service fee income                                         40           54           79           94
      Other operating income                                     13            2           43           16
                                                          ---------    ---------    ---------    ---------
            Total noninterest income                            336          288          477          569

Noninterest expense:
      Compensation and benefits                                 774          719        1,551        1,402
      Occupancy and equipment expense                           145          130          295          264
      Data processing                                            39           33           77           66
      Advertising                                                48           61           96          111
      Other operating expenses                                  172          180          370          359
                                                          ---------    ---------    ---------    ---------
            Total noninterest expense                         1,178        1,123        2,389        2,202
                                                          ---------    ---------    ---------    ---------

Income before income taxes                                      893          837        1,538        1,701

Income tax expense                                              296          306          515          601
                                                          ---------    ---------    ---------    ---------

      Net income                                          $     597    $     531    $   1,023    $   1,100
                                                          =========    =========    =========    =========


Basic earnings per share                                  $     .30    $     .25    $     .52    $     .51
Diluted earnings per share                                $     .30    $     .24    $     .52    $     .50

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ---------------------------
                                                                                   1999            1998
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     1,023     $     1,100
Adjustments to reconcile net income to net cash from
   operating activities:
      Net discount accretion on securities                                            (119)            (31)
      Gain on sale of securities available-for-sale                                    (19)             (4)
      Loss on sale of real estate owned                                                 --               6
      Gain on sale of real estate held for development                                (336)           (455)
      Depreciation                                                                     184             162
      ESOP compensation expense                                                        126             164
      MRP compensation expense                                                         181             146
      Net change in:
            Accrued interest receivable                                               (254)           (483)
            Accrued interest payable                                                   (16)             16
            Other assets                                                               (46)           (223)
            Other liabilities                                                          810             295
                                                                               -----------     -----------

            Net cash from operating activities                                       1,534             693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale                                          (51,743)         (8,964)
Purchase of securities held-to-maturity                                                 --         (40,238)
Proceeds from sales, calls, and maturities of securities available-for-sale         26,163          15,946
Proceeds from maturities and calls of securities held-to-maturity                       --          21,000
Principal repayments on mortgage-backed securities                                   3,433           3,348
Net change in loans                                                                 (6,200)         (6,036)
Purchases of FHLB stock                                                               (413)             37
Net change in real estate held for development                                        (818)           (532)
Proceeds from sale of real estate owned                                                 --              54
Purchase of premises and equipment                                                    (120)           (199)
                                                                               -----------     -----------

      Net cash from investing activities                                           (29,698)        (15,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                        (229)             --
Net change in deposits                                                                 854           6,554
Net change in repurchase agreements                                                  4,118           1,784
Net change in advances from borrowers for taxes and insurance                          109              61
Net change in Federal Home Loan Bank advances                                       16,000          10,000
                                                                               -----------     -----------

      Net cash from financing activities                                            20,852          18,399
                                                                               -----------     -----------

Net change in cash and cash equivalents                                             (7,312)          3,508

Cash and cash equivalents at beginning of period                                    10,709           7,812
                                                                               -----------     -----------

Cash and cash equivalents at end of period                                     $     3,397     $    11,320
                                                                               ===========     ===========

Cash paid during the period for
      Interest                                                                 $     3,762     $     3,352

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                             Accumulated
                                                                                                                Other
                                                     Additional            Unearned   Unearned                 Compre-      Stock-
                                          Common      Paid-in   Retained     ESOP       MRP       Treasury     hensive     holders'
                                           Stock      Capital   Earnings    Shares     Awards      Stock    Income (Loss)   Equity
                                          --------   --------   --------   --------   --------    --------  -------------  --------
Balance at January 1, 1998                $     27   $ 26,222   $ 20,060   $ (1,807)  $ (1,226)   $ (4,693)   $     18     $ 38,601
Comprehensive income:
     Net income                                 --         --      1,100         --         --          --          --        1,100
     Change in fair value of securities
       classified as available-for-sale,
       net of reclassification and tax
       effects                                  --         --         --         --         --          --          14           14
                                                                                                                           --------
         Total comprehensive income                                                                                           1,114

ESOP shares earned                              --         75         --         89         --          --          --          164
MRP shares earned                               --         --         --         --        146          --          --          146
                                          --------   --------   --------   --------   --------    --------    --------     --------

Balance at June 30, 1998                  $     27   $ 26,297   $ 21,160   $ (1,718)  $ (1,080)   $ (4,693)   $     32     $ 40,025
                                          ========   ========   ========   ========   ========    ========    ========     ========


Balance at January 1, 1999                $     27   $ 26,353   $ 22,211   $ (1,628)  $   (933)   $ (8,733)   $   (274)    $ 37,023
Comprehensive income:
     Net income                                 --         --      1,023         --         --          --          --        1,023
     Change in fair value of securities
       classified as available-for-sale,
       net of reclassification and tax
       effects                                  --         --         --         --         --          --      (3,056)      (3,056)
                                                                                                                           --------
         Total comprehensive income                                                                                          (2,033)

Cash dividends declared ($.24 per share)        --         --       (484)        --         --          --          --         (484)
ESOP shares earned                              --         40         --         86         --          --          --          126
MRP shares earned                               --         --         --         --        181          --          --          181
                                          --------   --------   --------   --------   --------    --------    --------     --------

Balance at June 30, 1999                  $     27   $ 26,393   $ 22,750   $ (1,542)  $   (752)   $ (8,733)   $ (3,330)    $ 34,813
                                          ========   ========   ========   ========   ========    ========    ========     ========

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of June 30, 1999 and December 31, 1998 and for the six- and three-month periods ended June 30, 1999 and 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the notes thereto.

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

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

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

Earnings Per Share: Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed to be released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options and unearned Management Recognition Plan (MRP) shares.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Transactions among segments are made at fair value. Information reported internally for performance assessment follows for the six- and three-month periods ended for the years presented.

                                                                  Real Estate
                                                       Banking    Development    Total
                                                       -------    -----------    -----
Six Months Ended June 30, 1999
------------------------------
   Net interest income                                 $  3,450    $     --    $  3,450
   Gain on sale of real estate held for development          --         336         336
   Other revenue                                            141          --         141
   Other expenses                                         2,389          --       2,389
   Income tax expense                                       515          --         515
   Segment profit                                           687         336       1,023

Three Months Ended June 30, 1999
--------------------------------
   Net interest income                                 $  1,735    $     --    $  1,735
   Gain on sale of real estate held for development          --         264         264
   Other revenue                                             72          --          72
   Other expenses                                         1,178          --       1,178
   Income tax expense                                       296          --         296
   Segment profit                                           333         264         597

   Segment assets as of June 30, 1999                   219,681       4,027     223,708

                                                                  Real Estate
                                                       Banking    Development    Total
                                                       -------    -----------    -----
Six Months Ended June 30, 1998
------------------------------
   Net interest income                                 $  3,334    $     --    $  3,334
   Gain on sale of real estate held for development          --         455         455
   Other revenue                                            114          --         114
   Other expenses                                         2,202          --       2,202
   Income tax expense                                       601          --         601
   Segment profit                                           645         455       1,100

Three Months Ended June 30, 1998
--------------------------------
   Net interest income                                 $  1,672    $     --    $  1,672
   Gain on sale of real estate held for development          --         231         231
   Other revenue                                             57          --          57
   Other expenses                                         1,123          --       1,123
   Income tax expense                                       306          --         306
   Segment profit                                           300         231         531

   Segment assets as of June 30, 1998                   193,556       3,257     196,813


Note 4 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the six- and three-month periods ended June 30, 1999 and 1998.

                                                1999                          1998
                                                ----                          ----
                                    Three Months    Six Months    Three Months    Six Months
                                    Ended June 30  Ended June 30  Ended June 30  Ended June 30
                                    -------------  -------------  -------------  -------------
Net income as reported               $      597     $    1,023     $      531     $    1,100
Weighted average common
  shares outstanding                  1,963,021      1,961,125      2,158,650      2,156,418
                                     ----------     ----------     ----------     ----------

      Basic earnings per share       $      .30     $      .52     $      .25     $      .51
                                     ==========     ==========     ==========     ==========

Net income available to
  common stockholders                $      597     $    1,023     $      531     $    1,100

Weighted average common
  shares outstanding                  1,963,021      1,961,125      2,158,650      2,156,418
Dilutive effect of MRP                       --             --          7,539          7,447
Dilutive effect of stock options             --             --         34,128         34,497
                                     ----------     ----------     ----------     ----------
                                      1,963,021      1,961,125      2,200,317      2,198,362
                                     ----------     ----------     ----------     ----------

      Diluted earnings per share     $      .30     $      .52     $      .24     $      .50
                                     ==========     ==========     ==========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. and its wholly-owned subsidiary, Park Federal Savings Bank, at June 30, 1999 to its financial condition at December 31, 1998 and the results of operations for the six- and three-month periods ended June 30, 1999 to the same periods in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 1999 were $223.7 million compared to $203.8 million at December 31, 1998, an increase of $19.9 million. The growth in total assets was primarily funded by Federal Home Loan Bank advances and securities sold under repurchase agreements, as discussed below. During the six months ended June 30, 1999, loans increased $6.2 million while securities increased $17.7 million. Loan growth was primarily in the first mortgage loan category.

The allowance for loan losses was $500,000 at both June 30, 1999 and December 31, 1998. Impaired loans, including all nonaccrual loans, were less than $188,000 at both June 30, 1999 and December 31, 1998.

Total liabilities at June 30, 1999 were $188.6 million compared to $166.8 million at December 31, 1998, an increase of $21.8 million, primarily due to a $16.0 million increase in Federal Home Loan Bank (FHLB) advances and a $4.1 million increase in repurchase agreements. The FHLB advances are secured by residential real estate loans. Interest rates of FHLB advances range from 4.70% to 5.98% at June 30, 1999.

Stockholders' equity at June 30, 1999 was $34.8 million compared to $37.0 million at December 31, 1998, a decrease of $2.2 million. This decrease was primarily attributable dividends declared of $484,000 and the decrease in the fair value of securities available-for-sale of $3.1 million, net of deferred taxes, offset by net income for the six months ended June 30, 1999 of $1.0 million. The decline in the fair value of the Company's securities available-for-sale is directly attributable to overall increases in interest rates during the second quarter.

RESULTS OF OPERATIONS

Net income increased $66,000, or 12.4%, to $597,000 for the quarter ended June 30, 1999 compared to the same period in 1998. Net income decreased $77,000, or 7.0%, to $1.0 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Fluctuations on net income are discussed below.

Net interest income increased $63,000, or 3.8%, for the quarter ended June 30, 1999 compared to the same period in 1998. Net interest income increased $116,000, or 3.5%, for the six-month period ended June 30, 1999 compared to the same period in 1998. Both increases are attributable primarily to growth in the average balance of loans and securities. The net interest margin, defined as net interest income as a percent of average earning assets, was 3.29% and 3.49% for the six months ended June 30, 1999 and 1998, respectively.

Noninterest income increased $48,000 to $336,000 and decreased $92,000 to $477,000 for the three- and six-month periods ended June 30, 1999 compared to the same periods in 1998. These changes are primarily due to the timing of real estate sales. The Company and the Bank engage in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through their wholly-owned subsidiaries, PBI Development Corporation ("PBI") and GPS Development Corp. ("GPS"). The Company has been engaged in this activity since 1985 and, since that time, has developed and sold over 500 lots in four different subdivisions in the western suburbs of Chicago. Both PBI and GPS act as joint venture partners in their developments. For the joint ventures they engage in, PBI and GPS provide essentially all of the capital for the project in exchange for an ownership interest which entitles them to a percentage of the profit or loss generated by the venture. PBI and GPS only invest in real estate development projects which they believe they can monitor effectively. Both PBI and GPS have a percentage interest in the net profit of each joint venture with the percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profit distributions are defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return to PBI and GPS on such capital contribution.

At June 30, 1999, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots, and as of June 30, 1999, 66 of the lots have been sold.

During 1998, PBI purchased and began development of the Prairie Trail South development located in Batavia, Illinois. The project consists of 96 single-family lots and management expects sales to begin in the third quarter.

Noninterest expense increased to $1,178,000 for the quarter ended June 30, 1999 from $1,123,000 for the quarter ended June 30, 1998 and increased to $2,389,000 for the six months ended June 30, 1999 from $2,202,000 for the same period in 1998. Both increases are primarily due to increased compensation and benefits due to accelerated vesting of stock awards resulting from the death of a director.

The Company's federal income tax expense decreased $10,000, or 3.3%, to $296,000 for the quarter ended June 30, 1999 compared to the same period in 1998 while income tax expense decreased $86,000, or 14.3%, to $515,000 for the six-month period ended June 30, 1999 compared to the same period in 1998.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at June 30, 1999 was 59.5%.

At June 30, 1999, the Bank had $3,459,000 in commitments to originate loans and $2,115,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1999:

                                  ACTUAL             REQUIRED            EXCESS
                                  ------             --------            ------
                              AMOUNT     %        AMOUNT     %       AMOUNT      %
                              ------    ---       ------    ---      ------     ---
Tier 1 (core) capital (to
  adjusted total assets)     $22,531    10.8%    $ 8,310    4.0%    $14,221     6.8%
Tier 1 (core) capital (to
  risk-weighted assets)       22,531    31.8       3,184    4.0      19,347    27.8
Total capital (to risk-
  weighted assets             23,031    28.9       6,368    8.0      16,663    20.9

NEW ACCOUNTING STANDARDS

Effective January 1, 1999, Statement of Financial Accounting Standards (SFAS) No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, became effective. SFAS No. 134 allows entities with mortgage banking operations which convert pools of mortgages into securities to classify these securities as available-for-sale, trading, or held-to-maturity, instead of the previous requirement to classify as trading. This standard should not have a material effect on the Company, since the Company does not securitize and sell mortgage loans.

Year 2000 Issue

GENERAL. The Year 2000 (Y2K) issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the year 2000. Many computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

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

COMPANY RESOURCES INVESTED. The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

CONTINGENCY PLANS. The Company has developed back-up or contingency plans for each of its mission-critical systems. Virtually all of the Company's mission-critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

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

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's sensitivity measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the OTS NPV model), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 300 basis point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 1999, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (0.60)% and would result in a $1.8 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors quarterly.

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
                            (in thousands of dollars)

                                                             NPV as a % of
                   -------Net Portfolio Value-------      ---PV of Assets---
                          -------------------                ------------
Change in Rates    $ Amount    $ Change     % Change      NPV Ratio   Change
---------------    --------    --------     --------      ---------   ------

  + 300 bp          $22,825    $(3,160)        (12)%       11.74%     -114bp
  + 200 bp           24,206     (1,779)         (7)        12.28%      -60bp
  + 100 bp           25,340       (645)         (2)        12.70%      -18bp
      0 bp           25,985         --          --         12.88%         --
  - 100 bp           26,364        379           1         12.94%        6bp
  - 200 bp           26,453        468           2         12.87%       -1bp
  - 300 bp           26,667        682           3         12.85%       -3bp

Management has not yet completed the computation of NPV as of June 30, 1999 but estimates that the results would not be materially different than those presented above.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               None

ITEM 2.  CHANGES IN SECURITIES.

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

               The annual meeting of stockholders was held on April 21, 1999. Joseph M. Judickas and John J. Murphy were elected to three-year terms as directors. In addition, the stockholders ratified the selection of Crowe, Chizek and Company LLP as independent public accountants for the Company for the year ending December 31, 1999.

ITEM 5.  OTHER INFORMATION.

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits - Not applicable.


               (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARK BANCORP, INC.

Date: August 10, 1999                  /s/ David A. Remijas
                                       -----------------------------------------
                                       David A. Remijas
                                       President and Chief Executive Officer


Date: August 10, 1999                  /s/ Steven J. Pokrak
                                       -----------------------------------------
                                       Steven J. Pokrak
                                       Treasurer and Chief Financial Officer