Form 10-Q
period 1999-09-30
PARK BANCORP INC
filed 1999-11-12
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

As of September 30, 1999, the Registrant had outstanding 1,931,139 shares of common stock.

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report


                                      Index


                                                                                         Page
                                                                                         ----

PART I - Financial Information

     Item 1     Financial Statements                                                       1

     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            8

     Item 3     Quantitative and Qualitative Disclosures About Market Risk                10


PART II - Other Information

     Item 1     Legal Proceedings                                                         12

     Item 2     Changes in Securities and Use of Proceeds                                 12

     Item 3     Defaults Upon Senior Securities                                           12

     Item 4     Submission of Matters to a Vote of Securities Holders                     12

     Item 5     Other Information                                                         12

     Item 6     Exhibits and Reports on Form 8-K                                          12


SIGNATURES                                                                                13



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        1999                     1998
                                                                        ----                     ----

                                    ASSETS
Cash and due from banks                                              $   1,358                $   1,273
Interest-bearing deposit accounts in other financial institutions        2,127                    9,436
                                                                     ---------                ---------
     Total cash and cash equivalents                                     3,485                   10,709

Securities available-for-sale                                          130,119                  108,506
Loans receivable, net                                                   87,370                   75,776
Federal Home Loan Bank stock                                             1,600                      887
Real estate held for development                                            72                    2,873
Premises and equipment, net                                              2,423                    2,539
Accrued interest receivable                                              1,899                    2,149
Other assets                                                             2,688                      349
                                                                     ---------                ---------

TOTAL ASSETS                                                         $ 229,656                $ 203,788
                                                                     =========                =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $ 150,155                $ 148,350
Securities sold under repurchase agreements                             12,344                    6,418
Federal Home Loan Bank advances                                         32,000                   10,000
Advances from borrowers for taxes and insurance                          1,895                    1,472
Accrued interest payable                                                   305                      238
Other liabilities                                                        1,444                      287
                                                                     ---------                ---------
     Total liabilities                                                 198,143                  166,765

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
  and unissued                                                              --                       --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                   27                       27
Additional paid-in capital                                              26,416                   26,353
Retained earnings                                                       23,938                   22,211
Treasury stock at cost -  726,936 and 514,625 shares                   (12,224)                  (8,733)
Unearned ESOP shares                                                    (1,499)                  (1,628)
Unearned MRP shares                                                       (645)                    (933)
Accumulated other comprehensive income (loss)                           (4,500)                    (274)
                                                                     ---------                ---------
     Total stockholders' equity                                         31,513                   37,023
                                                                     ---------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 229,656                $ 203,788
                                                                     =========                =========

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -------------------         -------------------
                                                              1999          1998           1999          1998
                                                              ----          ----           ----          ----
Interest income
     Loans receivable                                        $1,624        $1,569         $ 4,715       $ 4,621
     Securities                                               2,256         1,933           6,348         5,814
                                                             ------        ------         -------       -------
         Total                                                3,880         3,502          11,063        10,435

Interest expense
     Deposits                                                 1,693         1,741           5,093         5,109
     Borrowed funds                                             451           123             844           354
                                                             ------        ------         -------       -------
         Total                                                2,144         1,864           5,937         5,463
                                                             ------        ------         -------       -------

Net interest income                                           1,736         1,638           5,126         4,972

Provision for loan losses                                        --            --              --            --
                                                             ------        ------         -------       -------

Net interest income after provision for
  loan losses                                                 1,736         1,638           5,126         4,972

Noninterest income
     Gain on sale of real estate held for
       development                                            1,164           246           1,500           701
     Gain on sale of securities available-for-sale               13            --              32             4
     Service fee income                                          49            52             128           146
     Other operating income                                      21             2              64            18
                                                             ------        ------         -------       -------
         Total noninterest income                             1,247           300           1,724           869

Noninterest expense
     Compensation and benefits                                  787           704           2,278         2,106
     Occupancy and equipment expense                            159           131             454           395
     Advertising                                                 75            46             171           157
     Other operating expense                                    218           222             665           646
                                                             ------        ------         -------       -------
         Total noninterest expense                            1,239         1,103           3,568         3,304
                                                             ------        ------         -------       -------

Income before income taxes                                    1,744           835           3,282         2,537

Income tax expense                                              583           278           1,098           879
                                                             ------        ------         -------       -------

     Net income                                              $1,161        $  557         $ 2,184       $ 1,658
                                                             ======        ======         =======       =======


Basic earnings per share                                     $  .61        $  .27         $  1.12       $   .78
Diluted earnings per share                                   $  .61        $  .26         $  1.12       $   .77

PARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       1999             1998
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  2,184         $  1,658
     Adjustments to reconcile net income to net cash from
       operating activities:
         Net discount accretion on securities                                              (87)             (83)
         Gain on sale of securities available-for-sale                                     (32)              (4)
         Loss on sale of other real estate owned                                            --                6
         Gain on sale of real estate held for development                               (1,500)            (701)
         Depreciation                                                                      271              162
         ESOP compensation expense                                                         192              247
         MRP compensation expense                                                          288              220
         Net change in:
              Accrued interest receivable                                                  250             (226)
              Accrued interest payable                                                      67               83
              Other assets                                                                (856)              (2)
              Other liabilities                                                          1,157              274
                                                                                      --------         --------

              Net cash from operating activities                                         1,934            1,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale                                              (61,447)         (47,017)
Purchase of securities held-to-maturity                                                     --          (40,238)
Proceeds from sales of securities available-for-sale                                       502              756
Proceeds from maturities and calls of securities available-for-sale                     27,930           44,490
Proceeds from maturities and calls of securities held-to-maturity                           --           21,000
Principal repayments on mortgage-backed securities                                       5,812            5,713
Net increase in loans                                                                  (11,594)          (6,420)
Change in FHLB stock                                                                      (713)              37
Proceeds from sales of real estate held for development                                  7,340            2,611
Investment in real estate held for development                                          (3,039)          (2,351)
Proceeds from sale of other real estate owned                                               --               54
Purchase of premises and equipment                                                        (155)            (240)
                                                                                      --------         --------

     Net cash from investing activities                                                (35,364)         (21,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                            (457)              --
Net increase in deposits                                                                 1,805           10,323
Net increase in repurchase agreements                                                    5,926            1,731
Net increase in advances from borrowers for taxes and insurance                            423              258
Net increase in Federal Home Loan Bank advances                                         22,000           10,000
Purchase of treasury stock                                                              (3,491)          (4,040)
                                                                                      --------         --------

     Net cash from financing activities                                                 26,206           18,272
                                                                                      --------         --------

Net change in cash and cash equivalents                                                 (7,224)          (1,699)

Cash and cash equivalents at beginning of period                                        10,709            7,812
                                                                                      --------         --------

Cash and cash equivalents at end of period                                            $  3,485         $  6,113
                                                                                      ========         ========

Cash paid during the period for interest                                              $  5,823         $  5,380

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                    Additional                  Unearned     Unearned
                                                         Common       Paid-in     Retained        ESOP          MRP
                                                          Stock       Capital     Earnings       Shares       Awards
                                                          -----       -------     --------       ------       ------

Balance at January 1, 1998                               $    27      $26,222     $ 20,060      $(1,807)     $(1,226)
Comprehensive income:
    Net income                                                --           --        1,658           --           --
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         --           --           --           --           --

       Total comprehensive income                          2,240

Purchase of treasury stock                                    --           --           --           --           --

ESOP shares earned                                            --          113           --          134           --
MRP shares earned                                             --           --           --           --          220
                                                         -------      -------     --------      -------      -------

Balance at September 30, 1998                            $    27      $26,335     $ 21,718      $(1,673)     $(1,006)
                                                         =======      =======     ========      =======      =======




Balance at January 1, 1999                               $    27      $26,353     $ 22,211      $(1,628)     $  (933)
Comprehensive income:
    Net income                                                --           --        2,184           --           --
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         --           --           --           --           --

       Total comprehensive income (loss)                  (2,042)

Cash dividends ($.24 per share)                               --           --         (457)          --           --

Purchase of treasury stock                                    --           --           --           --           --

ESOP shares earned                                            --           63           --          129           --
MRP shares earned                                             --           --           --           --          288
                                                         -------      -------     --------      -------      -------

Balance at September 30, 1999                            $    27      $26,416     $ 23,938      $(1,499)     $  (645)
                                                         =======      =======     ========      =======      =======

[WIDE TABLE CONTINUED]

                                                                       Accumulated
                                                                          Other          Total
                                                                         Compre-        Stock-
                                                          Treasury       hensive       holders'
                                                            Stock     Income (Loss)     Equity
                                                            -----     -------------     ------

Balance at January 1, 1998                                $ (4,693)    $    18     $ 38,601
Comprehensive income:
    Net income                                                  --          --        1,658
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                           --         582          582
                                                                                   --------
       Total comprehensive income                                                     2,240

Purchase of treasury stock                                  (4,040)         --       (4,040)

ESOP shares earned                                              --          --          247
MRP shares earned                                               --          --          220
                                                          --------     -------     --------

Balance at September 30, 1998                             $ (8,733)    $   600     $ 37,268
                                                          ========     =======     ========




Balance at January 1, 1999                                $ (8,733)    $  (274)    $ 37,023
Comprehensive income:
    Net income                                                  --          --        2,184
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                           --      (4,226)      (4,226)
                                                                                   --------
       Total comprehensive income (loss)                                             (2,042)

Cash dividends ($.24 per share)                                 --          --         (457)

Purchase of treasury stock                                  (3,491)         --       (3,491)

ESOP shares earned                                              --          --          192
MRP shares earned                                               --          --          288
                                                          --------     -------     --------

Balance at September 30, 1999                             $(12,224)    $(4,500)    $ 31,513
                                                          ========     =======     ========

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation (PBI) and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of September 30, 1999 and December 31, 1998 and for the nine- and three-month periods ended September 30, 1999 and 1998, respectively. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire calendar year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the notes thereto.


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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in stockholders' equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount.

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

Earnings Per Share: Basic earnings per share is based on net income divided by weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of, if any, additional common shares issuable under stock options and unearned Management Recognition Plan
(MRP) shares.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Transactions among segments are made at fair value. Information reported internally for performance assessment follows for the nine- and three-month periods ended for the years presented.

                                                                                     Real Estate
                                                                        Banking      Development      Total
                                                                        -------      -----------      -----

Nine Months Ended September 30, 1999
------------------------------------
    Net interest income                                                $  5,126        $    -        $  5,126
    Gain on sale of real estate held for development                          -         1,500           1,500
    Other revenue                                                           224             -             224
    Other expenses                                                        3,568             -           3,568
    Segment profit before income taxes                                    1,782         1,500           3,282

Three Months Ended September 30, 1999
-------------------------------------
    Net interest income                                                $  1,736        $    -        $  1,736
    Gain on sale of real estate held for development                          -         1,164           1,164
    Other revenue                                                            83             -              83
    Other expenses                                                        1,239             -           1,239
    Segment profit before income taxes                                      580         1,164           1,744

    Segment assets as of September 30, 1999                             229,584            72         229,656

                                                                                     Real Estate
                                                                        Banking      Development      Total
                                                                        -------      -----------      -----

Nine Months Ended September 30, 1998
------------------------------------
    Net interest income                                                $  4,972        $    -        $  4,972
    Gain on sale of real estate held for development                          -           701             701
    Other revenue                                                           168             -             168
    Other expenses                                                        3,304             -           3,304
    Segment profit before income tax                                      1,836           701           2,537

Three Months Ended September 30, 1998
-------------------------------------
    Net interest income                                                $  1,638        $    -        $  1,638
    Gain on sale of real estate held for development                          -           246             246
    Other revenue                                                            54             -              54
    Other expenses                                                        1,103             -           1,103
    Segment profit before income tax                                        589           246             835

    Segment assets as of September 30, 1998                             192,885         2,711         195,596

Note 4 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the nine and three-month periods ended September 30, 1999 and 1998.

                                                           1999                             1998
                                                           ----                             ----
                                                Three Months    Nine Months      Three Months    Nine Months
                                                    Ended          Ended             Ended          Ended
                                                September 30   September 30      September 30   September 30
                                                -------------  ------------      ------------   ------------

Net income as reported                          $ 1,161,000     $ 2,184,000      $   557,000    $ 1,658,000
Weighted average common shares outstanding        1,910,046       1,945,169        2,093,674      2,135,274
                                                -----------     -----------      -----------    -----------

    Basic earnings per share                    $       .61     $      1.12      $       .27    $       .78
                                                ===========     ===========      ===========    ===========

Net income available to common shareholders     $ 1,161,000     $ 2,184,000      $   557,000    $ 1,658,000

Weighted average common shares outstanding        1,910,046       1,945,169        2,093,674      2,135,274
Dilutive effect of MRP                                    -               -            1,510          4,733
Dilutive effect of stock options                          -               -            7,758         24,974
                                                -----------     -----------      -----------    -----------
                                                  1,910,046       1,945,169        2,102,942      2,164,981
                                                -----------     -----------      -----------    -----------

    Diluted earnings per share                  $       .61     $      1.12      $       .26    $       .77
                                                ===========     ===========      ===========    ===========

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at September 30, 1999 to its financial condition at December 31, 1998 and the results of operations for the nine months ended September 30, 1999 to the same period in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 1999 were $229.7 million compared to $203.8 million at December 31, 1998, an increase of $25.9 million. The growth in total assets was primarily funded by Federal Home Loan Bank (FHLB) advances and securities sold under repurchase agreements, as discussed below. During the nine months ended September 30, 1999, loans increased $11.6 million while securities increased $21.6 million. Loan growth was primarily in the first mortgage loan category.

The allowance for loan losses was $500,000 at both September 30, 1999 and December 31, 1998. Impaired loans, including all nonaccrual loans, were $28,000 at September 30, 1999 and $188,000 at December 31, 1998.

Total liabilities were $198.1 million at September 30, 1999 compared to $166.8 million at December 31, 1998, an increase of $31.3 million, primarily due to increases in FHLB advances of $22.0 million and an increase in repurchase agreements used to fund the increases in securities and loans noted above, as well as the repurchase of the Company's common stock. Total deposits increased by approximately $1.8 million during the nine months ended September 30, 1999. The FHLB advances are secured by residential real estate loans. Interest rates of FHLB advances range from 4.95% to 5.89% at September 30, 1999.

Stockholders' equity at September 30, 1999 was $31.5 million compared to $37.0 million at December 31, 1998 a decrease of $5.5 million. This decrease was primarily attributable to the repurchase of 212,311 shares of Company common stock, dividends paid of $457,000, and the decrease in the fair value of securities available-for-sale of $4.2 million, net of deferred taxes, offset by the net income of the Company. The decline in the fair value of the Company's securities available-for-sale is directly attributable to overall increases in interest rates during the quarter.


RESULTS OF OPERATIONS

Net income increased to $1.2 million for the quarter ended September 30, 1999 from $557,000 for the quarter ended September 30, 1998. Net income for the nine-month period ended September 30, 1999 increased to $2.2 million from $1.7 million for the same period in 1998. Fluctuations in net income are discussed below.

Net interest income increased by $98,000 to $1.7 million for the three-month period ended September 30, 1999, compared to the same period in 1998. Net interest income for the nine-month period ended September 30, 1999 also increased $154,000 to $5.1 million compared to 1998. Both increases are attributable primarily to growth in the average balance of loans and securities. The net interest margin, defined as net interest income as a percent of average earning assets, was 3.29% and 3.46% for the nine months ended September 30, 1999 and 1998, respectively.

Noninterest income for the Company increased to $1.2 million for the quarter ended September 30, 1999 from $300,000 for the quarter ended September 30, 1998. Similarly, noninterest income increased to $1.7 million for the nine-month period ended September 30, 1999 from $869,000 for the same period in 1998. This increase was primarily due to gains from the sale of real estate held for development. Because of increased demand for lots from builders at PBI's Prairie Trail South development in Batavia, Illinois, the Company recognized profits more quickly than projected. A total of 85 lots were sold during the quarter ended September 30, 1999 with the remaining 11 lots under contract as of that date. The Company expects these closings to occur during the final quarter of 1999. At September 30, 1999, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots, and as of September 30, 1999, 69 of the lots have been sold. Management expects to close on the remaining lots by the end of the year 2000.

Noninterest expense increased to $1.2 million for the three-month period ended September 30, 1999 from $1.1 million for the three-month period ended September 30, 1998. For the nine-month period, noninterest expense increased to $3.6 million as in 1999 compared to $3.3 million for the nine-month period ended September 30, 1998. This increase is attributable to increased compensation expense.

The Company's income tax expense increased to $583,000 for the quarter ended September 30, 1999 from $278,000 for the quarter ended September 30, 1998. Income tax expense increased to $1.1 million for the nine-month period ended September 30, 1999 from $879,000 for the nine-month period ended September 30, 1998. These changes in income taxes were attributable to the increase in income before income taxes. Income tax expense approximates 33% to 34% of income before taxes for all periods discussed above.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at September 30, 1999 was 61.7%.

At September 30, 1999, the Bank had $2.1 million in commitments to originate loans.

CAPITAL RESOURCES

The Bank is subject to three capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1999:

                                                             MINIMUM
                                          ACTUAL             REQUIRED               EXCESS
                                          ------             --------               ------
                                     AMOUNT       %       AMOUNT     %       AMOUNT         %
                                     ------       -       ------     -       ------         -

Tier 1 (core) capital
  (to adjusted total assets)        $23,054     10.6%     $8,697    4.0%     $14,357       6.6%
Tier 1 (core) capital
  (to risk-weighted assets)          23,054     27.6       3,346    4.0       19,708      23.6
Total capital
  (to risk-weighted assets)          23,554     28.1       6,692    8.0       16,862      20.1

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

On September 8, 1999, the Financial Accounting Standards Board (FASB) issued an exposure draft which proposes to eliminate pooling-of-interests accounting for business combinations. Any business combination entered into after the effective date of this new provision would be required to be accounted for using the purchase method of accounting. The FASB will accept comments on this proposed rule until December 7, 1999 and a final Statement is expected to become effective during 2000. The elimination of pooling-of-interests accounting is not expected to impact the Company

YEAR 2000 ISSUE

GENERAL. The Year 2000 (Y2K) issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the year 2000. Many computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. If not modified, these programs and computers may recognize "00" as the year 1900 rather than the year 2000.

RISKS. Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment due dates, and all operating functions, could generate results which are significantly misstated and the Company could experience an inability to process transactions, prepare statements, or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

COMPANY RESOURCES INVESTED. The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

CONTINGENCY PLANS. The Company has developed back-up or contingency plans for each of its mission-critical systems. Virtually all of the Company's mission-critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting systems. Realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.


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

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the Office of Thrift Supervision (the OTS NPV model), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities, and any off-balance-sheet contracts, under various market interest rate scenarios which range from a 300 basis-point increase to a 300 basis-point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change at a 300 basis-point increase or decrease in market interest rates is a 90% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of June 30, 1999, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis-point increase in interest rates was (0.97)% and would result in a $2.6 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
                            (IN THOUSANDS OF DOLLARS)

                                                                                   NPV as a % of
                             -----------Net Portfolio Value---------          ------PV of Assets------
                                        -------------------                         ------------
       Change in Rates       $ Amount        $ Change       % Change          NPV Ratio         Change
       ---------------       --------        --------       --------          ---------         ------

           +300 bp            $21,123        $(4,255)         (17)%             10.51%         -162 bp
           +200 bp             22,743         (2,635)         (10)              11.16           -97 bp
           +100 bp             24,263         (1,115)          (4)              11.74           -39 bp
              0 bp             25,378              -            -               12.13                -
           -100 bp             25,795            417            2               12.22            +9 bp
           -200 bp             25,962            584            2               12.19            +6 bp
           -300 bp             26,000            622            2               12.11            -2 bp


Management has not yet completed the computation of NPV as of September 30, 1999, but estimates that the results would not be materially different than those presented above.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

                 None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

                 None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

                 None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                 None

ITEM 5.      OTHER INFORMATION.

                 None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)     Exhibits - Financial Data Schedule.

                 (b) Reports on Form 8-K. An Form 8-K was filed on August 13, 1999 to announce the stock repurchase program, in which the Board of Directors authorized the repurchase of up to 10 percent of the Company's outstanding common stock, up to 212,311 shares, over the next six months.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PARK BANCORP, INC.

Date:  November 10, 1999             /s/ David A. Remijas
                                     -------------------------------------------
                                     David A. Remijas
                                     President and Chief Executive Officer


Date:  November 10, 1999             /s/ Steven J. Pokrak
                                     -------------------------------------------
                                     Steven J. Pokrak
                                     Treasurer and Chief Financial Officer