Form 10-K405
period 1999-12-31
PARK BANCORP INC
filed 2000-03-27
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                          Yes    ___X___    No _______

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $24,061,000 as of March 6, 2000.

As of March 6, 2000, the Registrant had outstanding 1,681,139 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 18, 2000. Incorporated into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Park Bancorp, Inc. (the "Company") is a bank holding company engaged in the business of banking through its wholly-owned subsidiary, Park Federal Savings Bank (the "Bank"), and real estate development through its wholly-owned subsidiary, PBI Development Corporation ("PBI"). The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. The Bank also has two wholly-owned subsidiaries. GPS Development Corp. ("GPS") is an Illinois corporation which participates in residential real estate development projects. GPS Corporation is an Illinois corporation which conducts limited insurance activities.

The Bank attracts retail deposits from the general public in the area surrounding its offices and invests those deposits, together with funds generated from operations and other borrowings, primarily in fixed-rate one-to-four-family residential mortgage loans and securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank's revenues are derived principally from interest on its mortgage loans and interest and dividends on its securities. The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank ("FHLB"), securities sold under repurchase agreements, and principal and interest payments from loans and securities.

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

The Bank does not formally track real estate values or construction starts in its primary market areas; however, the officers and directors of the Bank maintain relationships with area contractors and real estate agents which enable them to continually monitor the trends in housing construction and real estate sales in its primary market areas. In addition, the Bank obtains information on real estate sales on a periodic basis through public records. Management is not aware of any material adverse trends in real estate values in its market area.

The Bank's competition for loans comes principally from savings institutions, mortgage banking companies, and commercial banks. Its most direct competitor for deposits has historically come from savings institutions, commercial banks, and credit unions. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.

LENDING ACTIVITIES

GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 1999, the Bank had total gross loans outstanding of $89.1 million, of which $66.8 million were one-to-four-family residential mortgage loans, or 75.0% of the Bank's total gross loans. The remainder of the portfolio consists of $9.8 million of multi-family mortgage loans, or 11.0% of total gross loans; $3.8 million of commercial real estate loans, or 4.2% of total gross loans; $6.1 million of construction and land loans, or 6.8% of total gross loans; and consumer loans of $2.6 million, or 2.9% of total gross loans. The Bank had no loans held for sale at December 31, 1999.

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

                        ----------------------------------------------At December 31,---------------------------------------------
                        -------1999-------   -------1998--------   -------1997--------   -------1996--------   --------1995-------
                                   Percent               Percent               Percent               Percent               Percent
                          Amount  of Total     Amount   of Total     Amount   of Total     Amount   of Total     Amount   of Total
                        --------- --------   ---------  --------   ---------  --------   ---------  --------   ---------  --------
Real estate
    Residential
       One-to-four-
         family         $  66,826    75.03%  $  60,103     77.51%  $  55,634     79.24%  $  53,757     78.88%  $  48,577    77.42%
       Multi-family         9,847    11.05       9,947     12.83       7,860     11.19       8,168     11.99       6,163     9.82
    Commercial              3,756     4.22       3,200      4.12       1,794      2.56       1,716      2.52       1,750     2.79
    Construction and
      land                  6,076     6.82       1,963      2.53       3,421      4.87       3,284      4.82       5,073     8.09
Consumer and other          2,561     2.88       2,333      3.01       1,501      2.14       1,223      1.79       1,179     1.88
                        ---------  -------   ---------   -------   ---------   -------   ---------   -------   ---------  -------

    Total loans, gross     89,066   100.00%     77,546    100.00%     70,210    100.00%     68,148    100.00%     62,742   100.00%
                                   =======               =======               =======               =======              =======

Undisbursed loan
  funds                    (1,543)                (910)               (1,042)               (1,043)               (1,148)
Unamortized
  discounts, net               (1)                  (2)                   (4)                   (8)                  (23)
Deferred loan
  origination fees           (330)                (358)                 (337)                 (418)                 (460)
Allowance for
  loan losses                (500)                (500)                 (500)                 (500)                 (573)
                        ---------            ---------             ---------             ---------             ---------

    Total loans, net    $  86,692            $  75,776             $  68,327             $  66,179             $  60,538
                        =========            =========             =========             =========             =========

LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1999. The table does not include principal prepayments.

                                   One-to-                                Construction                   Total
                                    Four-        Multi-                       and                        Loans
                                   Family        Family      Commercial       Land        Consumer     Receivable
                                 ----------    ----------    ----------    ----------    ----------    ----------
Amounts due
    One year or less             $      886    $       --    $      213    $    3,180    $      399    $    4,678

    After one year
       More than one year
         to three years                 679         1,429           679         2,856         1,537         7,180
       More than three years
         to five years                1,480         2,083           475            40           329         4,407
       More than five years
         to ten years                 5,670         3,463         1,549            --            16        10,698
       More than ten years
         to twenty years             16,738         2,709           840            --           280        20,567
       More than twenty years        41,373           163            --            --            --        41,536
                                 ----------    ----------    ----------    ----------    ----------    ----------

          Total due after
            December 31, 2000        65,940         9,847         3,543         2,896         2,162        84,388
                                 ----------    ----------    ----------    ----------    ----------    ----------

              Gross loans
                receivable       $   66,826    $    9,847    $    3,756    $    6,076    $    2,561    $   89,066
                                 ==========    ==========    ==========    ==========    ==========    ==========

The following table sets forth at December 31, 1999 the dollar amount of total gross loans receivable contractually due after December 31, 2000 and whether such loans have fixed interest rates or adjustable interest rates.

                                    -----Due After December 31, 2000-----
                                         ---------------------------
                                      Fixed      Adjustable       Total
                                      -----      ----------       -----
Real estate loans
   Residential
      One-to-four-family           $   61,828    $    4,112    $   65,940
      Multi-family                      9,847            --         9,847
   Commercial                           3,543            --         3,543
   Construction and land                2,896            --         2,896
Consumer                                1,930           232         2,162
                                   ----------    ----------    ----------

   Total gross loans receivable    $   80,044    $    4,344    $   84,388
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

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                                 For the Year Ended December 31,
                                                 ------------------------------
                                               1999           1998           1997
                                               ----           ----           ----
    Gross loans
       Beginning balance                   $   77,546     $   70,210     $   68,148
          Loans originated
              One-to-four-family               16,911         17,554          8,382
              Multi-family                      3,357          4,223          2,958
              Commercial                        2,715          1,616            488
              Construction and land            11,275          9,322          5,932
              Consumer                            774            658            217
                                           ----------     ----------     ----------
                 Total loans originated        35,032         33,373         17,977
          Loans purchased                         646            798            538
                                           ----------     ----------     ----------
                                               35,678         34,171         18,515

       Principal prepayments                  (25,899)       (28,737)       (18,208)
       Transfer to REO                             --             --           (129)
       Change in undisbursed loan funds          (633)           132              1
                                           ----------     ----------     ----------

          Ending balance, net              $   86,692     $   75,776     $   68,327
                                           ==========     ==========     ==========

One-to-Four-Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four-family residences located in the Bank's primary market area. Loan applications are obtained by the Bank's loan officers through their contacts with the local real estate industry, customers, and members of the local communities. The Bank's policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. The residential mortgage loans originated by the Bank are for maturity terms of up to 30 years.

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

Commercial Real Estate Lending. On a limited basis, the Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in its primary market areas. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 80% of the appraised value of the property or the sales price. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans are subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

Construction and Land Lending. The Bank originates construction and land loans in its primary market areas. The Bank's construction loans primarily are made to finance development of one-to-four-family residential properties. These loans are primarily fixed-rate loans with maturities of one year or less. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as regular inspections warrant. Land loans generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.

Construction lending may be viewed as involving a greater degree of risk than other one-to-four family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

Consumer and Other Lending. The Bank's consumer and other loans generally consist of automobile loans, second mortgage loans, loans secured by deposits, and participations purchased.

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 1999, the Bank had $2.1 million in purchased mortgage loans and loan participations serviced by others, totaling 2.4% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

Delinquencies and Classified Assets. The Board of Directors and management perform a monthly review of all delinquent loans sixty days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank sends the borrower a written notice of nonpayment after the loan is first past due. If the loan is not brought current and it becomes necessary to take legal action, which occurs after a loan is delinquent at least 60 days, the Bank may commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold.

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

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. Real estate owned ("REO") is classified as "Substandard." At December 31, 1999, the Bank had $63,000 of assets classified as "Special Mention." No assets were classified as "Substandard," "Doubtful," or "Loss."

NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1999, 1998, 1997, 1996, and 1995, the amount of interest income that would have been recognized on nonaccrual loans is immaterial to the financial statements.

                                ---------------------At December 31,--------------------
                                  1999        1998        1997        1996        1995
                                  ----        ----        ----        ----        ----
Nonaccrual loans
     Residential real estate
         One-to-four-family     $     --    $    188    $    241    $     93    $    416
         Multi-family                 --          --          99         190          71
     Commercial                       --          --          --          --         430
     Consumer                         63          --           8          16          --
                                --------    --------    --------    --------    --------
Total nonperforming loans             63         188         348         299         917
REO                                   --          --          60          60          50
                                --------    --------    --------    --------    --------

Total nonperforming assets      $     63    $    188    $    408    $    359    $    967
                                ========    ========    ========    ========    ========

At December 31, 1999, there were six loans totaling $446,000 that were 60 to 89 days delinquent.

                                         -----------------------At December 31,----------------------
                                           1999         1998         1997         1996         1995
                                           ----         ----         ----         ----         ----
Allowance for loan losses as a
  percent of gross loans receivable         0.56%        0.64%        0.71%        0.73%        0.91%
Allowance for loan losses as a per-
   cent of total nonperforming loans      793.65       265.96       143.68       167.22        62.49

Nonperforming loans as a percent of
  gross loans receivable(1)                 0.07         0.24         0.50         0.44         1.46
Nonperforming assets as a percentage
  of total assets(1)                        0.03         0.09         0.23         0.20         0.61

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

The following table sets forth activity in the Bank's allowance for loan losses for the years set forth in the table.

                                ---------------------Year Ended December 31,-------------------
                                   1999         1998         1997         1996          1995
                                   ----         ----         ----         ----          ----
Balance at beginning of year    $     500    $     500    $     500    $     573      $     275
Provision for loan losses              --           --           --           --            298
Charge-offs
     Real estate
         Multi-family                  --           --           --          (73)            --
                                ---------    ---------    ---------    ---------      ---------
         Total                         --           --           --          (73)            --
Recoveries                             --           --           --           --             --
                                ---------    ---------    ---------    ---------      ---------

Balance at end of year          $     500    $     500    $     500    $     500      $     573
                                =========    =========    =========    =========      =========

Net charge-offs to average
  gross loans outstanding              --           --           --         0.12%            --

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                 ------------------------------------------At December 31,------------------------------------------

                 ------------1999--------------     ------------1998--------------  -------------1997---------------
                                     Percent of                         Percent of                       Percent of
                                        Gross                              Gross                            Gross
                                      Loans in                           Loans in                         Loans in
                                        Each                               Each                             Each
                          Percent of  Category               Percent of  Category             Percent of  Category
                           Allowance  to Total                Allowance  to Total              Allowance  to Total
                           to Total     Gross                 to Total     Gross               to Total     Gross
                 Amount    Allowance    Loans       Amount    Allowance    Loans     Amount    Allowance    Loans
                 ------    ---------    -----       ------    ---------    -----     ------    ---------    -----
One-to-four-
  family         $    267     53.40%      75.03%   $     301    60.20%     77.51%   $     278    55.60%     79.24%
Multi-family           98     19.60       11.05           99    19.80      12.83           79    15.80      11.19
Commercial             38      7.60        4.22           32     6.40       4.12           36     7.20       2.56
Construction
  and land             61     12.20        6.82           20     4.00       2.53           68    13.60       4.87
Consumer               11      2.20        2.88           11     2.20       3.01            4     0.80       2.14
Unallocated            25      5.00          --           37     7.40         --           35     7.00         --
                 --------    ------      ------    ---------   ------     ------    ---------   ------     ------

   Total
     allowance
     for loan
     losses      $    500    100.00%     100.00%   $     500   100.00%    100.00%   $     500   100.00%    100.00%
                 ========    ======      ======    =========   ======     ======    =========   ======     ======

[WIDE TABLE CONTINUED FROM ABOVE]

                 --------------------------At December 31,----------------------

                 -------------1996--------------   ------------1995-------------
                                      Percent of                       Percent of
                                         Gross                            Gross
                                       Loans in                         Loans in
                                         Each                             Each
                           Percent of  Category             Percent of  Category
                            Allowance  to Total              Allowance  to Total
                            to Total     Gross               to Total     Gross
                  Amount    Allowance    Loans     Amount    Allowance    Loans
                  ------    ---------    -----     ------    ---------    -----
One-to-four-
  family         $     269    53.80%     78.88%      $  245    42.80%     77.42%
Multi-family            82    16.40      11.99          135    23.50       9.82
Commercial              35     7.00       2.52           35     6.10       2.79
Construction
  and land              65    13.00       4.82          103    18.00       8.09
Consumer                 6     1.20       1.79           17     3.00       1.88
Unallocated             43     8.60         --           38     6.60         --
                 ---------   ------     ------       ------   ------     ------

   Total
     allowance
     for loan
     losses      $     500   100.00%    100.00%      $  573   100.00%    100.00%
                 =========   ======     ======       ======   ======     ======

REAL ESTATE OWNED

There was no REO held at December 31, 1999.

INVESTMENT ACTIVITIES

The investment policies of the Company and the Bank as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities, municipal securities, and equity securities.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. All United States government agency notes held at December 31, 1999 are callable at the option of the issuer, which also present prepayment risk to the Company.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on July 1, 1998. SFAS 133 states that all derivative instruments shall be recorded at fair value in the financial statements and addresses the accounting for derivative instruments such as hedges and swaps. As permitted by SFAS 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale.

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.

                                    ---------------------------------At December 31,--------------------------------
                                    -----------1999---------    ----------1998----------    ----------1997----------
                                     Carrying       Fair         Carrying       Fair        Carrying        Fair
                                      Amount        Value         Amount        Value        Amount         Value
                                    ----------    ----------    ----------    ----------    ----------    ----------
Available-for-sale
    U.S. government agency notes    $   98,022    $   98,022    $   87,231    $   87,231    $   29,167    $   29,167
    Mortgage-backed securities
       FNMA                             10,122        10,122        12,608        12,608         4,166         4,166
       FHLMC                            13,118        13,118         7,326         7,326         3,073         3,073
    Municipal securities                   895           895           343           343           287           287
    Equity securities                    2,202         2,202           998           998           408           408
                                    ----------    ----------    ----------    ----------    ----------    ----------

       Total available-for-sale     $  124,359    $  124,359    $  108,506    $  108,506    $   37,101    $   37,101
                                    ==========    ==========    ==========    ==========    ==========    ==========
Held-to-maturity
    U.S. government agency notes    $       --    $       --    $       --    $       --    $   44,975    $   45,088
    Mortgage-backed securities
       FNMA                                 --            --            --            --         5,651         5,566
       FHLMC                                --            --            --            --         5,110         5,030
                                    ----------    ----------    ----------    ----------    ----------    ----------

       Total held-to-maturity       $       --    $       --    $       --    $       --    $   55,736    $   55,684
                                    ==========    ==========    ==========    ==========    ==========    ==========

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 1999. All of the Company's securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

                            -----------------------------------------At December 31, 1999-----------------------------------------
                                                    More than One       More than Five          More than
                             One Year or Less    Year to Five Years   Years to Ten Years        Ten Years             Total
                             ----------------    ------------------   ------------------        ---------             -----
                                      Weighted             Weighted             Weighted             Weighted             Weighted
                            Carrying  Average    Carrying  Average    Carrying  Average    Carrying  Average    Carrying  Average
                             Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Securities
    U.S. government agency
      notes                 $     --        --%  $     --        --%  $  1,925      7.00%  $ 96,097      6.93%  $ 98,022      6.93%
    Municipal securities          --        --         --        --         --        --        895      4.87        895      4.87
    Equity securities             --        --         --        --         --        --         --        --      2,202      3.94
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

       Total securities     $     --        --%  $     --        --%  $  1,925      7.00%  $ 96,992      6.91%  $101,119      6.85%
                            ========  ========   ========  ========   ========  ========   ========  ========   ========  ========


Mortgage-backed securities
    FNMA                    $     --        --%  $  3,850      6.21%  $  3,209      5.83%  $  3,063      6.67%  $ 10,122      6.23%
    FHLMC                        348      6.67      1,986      5.53      8,004      6.22      2,780      6.50     13,118      6.19
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

       Total mortgage-
         backed securities  $    348      6.67%  $  5,836      5.98%  $ 11,213      6.11%  $  5,843      6.59%  $ 23,240      6.21%
                            ========  ========   ========  ========   ========  ========   ========  ========   ========  ========

Included in the table above are $98.0 million of FHLB notes that are callable at the option of the FHLB. During 1999, the Company increased its holdings in longer-term FHLB notes, which were primarily financed by FHLB advances. Callable and variable rate FHLB advances totaled $25 million and $11 million at December 31, 1999, respectively. The increased investments in FHLB notes and FHLB advances were undertaken to improve net interest income and leverage capital. Through December 31, 1999, this strategy has been successful in improving net interest income, although the Company has call risk on both the investing and borrowing positions of this leverage strategy. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

SOURCES OF FUNDS

GENERAL. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the Bank's funds for use in lending, investing, and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 1999, the Bank had $75.6 million of certificate accounts maturing in a year or less. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

                                                -----Years Ended December 31,---
                                                  1999        1998       1997
                                                  ----        ----       ----

Net deposits (withdrawals)                      $ (8,693)   $ 10,460   $ (2,317)
Interest credited on deposit accounts              6,018       6,025      5,330
                                                --------    --------   --------

    Total increase (decrease) in deposit
      accounts                                  $ (2,675)   $ 16,485   $  3,013
                                                ========    ========   ========

At December 31, 1999, the Bank had $15.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                Weighted
                                                                 Average
     Maturity Period                                 Amount       Rate
     ---------------                                --------    --------

Three months or less                                $  2,284        5.13%
Over three through six months                          5,790        5.80
Over six through twelve months                         3,990        5.50
Over twelve months                                     3,861        5.86
                                                    --------    --------

    Total                                           $ 15,925        5.64%
                                                    ========    ========

The following table sets forth the distribution of the Bank's deposit accounts for the years indicated.

                                       -----------------------------------December 31,-----------------------------------
                                       ----------1999----------     ----------1998----------     ----------1997----------
                                                     Percent of                   Percent of                   Percent of
                                         Amount        Total          Amount         Total         Amount         Total
                                       ----------    ----------     ----------    ----------     ----------    ----------
Passbook accounts                      $   31,832         21.85%    $   31,675         21.35%    $   32,155         23.62%
Money market savings accounts               6,612          4.54          6,185          4.17          4,002          2.94
NOW accounts                                7,891          5.42          7,472          5.04          5,708          4.20
Non-interest-bearing accounts               2,698          1.85          1,743          1.17          1,115          0.82
                                       ----------    ----------     ----------    ----------     ----------    ----------
     Total transaction accounts            49,033         33.66         47,075         31.73         42,980         31.58

Certificate accounts
     3.00% to 3.99%                         2,056          1.41          1,027           .69             --            --
     4.00% to 4.99%                        31,857         21.87         17,085         11.52             --            --
     5.00% to 5.99%                        54,586         37.47         63,110         42.54         76,199         59.10
     6.00% to 6.99%                         8,143          5.59         20,053         13.52         12,432          9.13
     7.00% to 7.99%                            --            --             --            --            254          0.19
                                       ----------    ----------     ----------    ----------     ----------    ----------

         Total certificate accounts        96,642         66.34        101,275         68.27         88,885         68.42
                                       ----------    ----------     ----------    ----------     ----------    ----------

              Total deposits           $  145,675        100.00%    $  148,350        100.00%    $  131,865        100.00%
                                       ==========    ==========     ==========    ==========     ==========    ==========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.

                        -----------------------Period to Maturity from December 31, 1999-----------------------
                        Less than       1 to         2 to         3 to         4 to      More than
                          1 Year      2 Years      3 Years      4 Years      5 Years      5 Years       Total
                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Certificate accounts
    3.00% to 3.99%      $   1,366    $     690    $      --    $      --    $      --    $      --    $   2,056
    4.00% to 4.99%         28,215        2,709          422           51          419           41       31,857
    5.00% to 5.99%         40,834        9,361        2,477          871        1,002           41       54,586
    6.00% to 6.99%          5,151        1,781        1,186           --           25           --        8,143
                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

       Total            $  75,566    $  14,541    $   4,085    $     922    $   1,446    $      82    $  96,642
                        =========    =========    =========    =========    =========    =========    =========

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB - Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $36.0 million of FHLB advances outstanding at December 31, 1999 which carry interest rates ranging from 4.74% to 5.15% and mature on various dates, subject to certain call options by the FHLB.

The Company's borrowings also include collateralized borrowings through securities sold under repurchase agreements whereby a customer will maintain deposit balances in excess of federal deposit insurance limits and are secured by securities which are pledged to the depositor. The Company maintains physical control over the securities. The Company had $13.2 million of securities sold under repurchase agreements outstanding at December 31, 1999 which carried interest rates ranging from 5.20% to 6.05% and terms ranging from 16 to 364 days.

SUBSIDIARY ACTIVITIES

The Company engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through their wholly-owned subsidiaries, PBI and GPS. The Company has been engaged in this activity since 1985 and, since that time, has developed and sold over 586 units in five different subdivisions in the Chicago metropolitan area. PBI and GPS provide all of the capital for a project in exchange for an ownership interest which entitles them to a percentage of the profit or loss generated by the joint venture. PBI and GPS have an interest in the net profit of each joint venture with the percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profit distributions are defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return to PBI and GPS on such capital contribution.

At December 31, 1999, GPS is involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots. As of December 31, 1999, 71 of the lots have been sold. PBI is involved in the Prairie Trail South development located in Batavia, Illinois. The project consists of 96 single-family lots. As of December 31, 1999, 91 lots have been sold.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. PBI and GPS incur substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project because it does not recoup such costs until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy in such area has been stable in recent years, there can be no assurance that such economy will continue to be favorable. For the years ended December 31, 1999, 1998, and 1997, gains on the sale of real estate held for development totaled $1.6 million, $817,000, and $276,000, respectively.

EMPLOYEES

At December 31, 1999, the Company had 53 full-time equivalent employees. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

REGULATION

The Bank is subject to regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the regulatory structure or the applicable statutes or regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company, the Bank, and their operations.

RECENT FEDERAL LEGISLATIVE INITIATIVES. IMPACT OF THE GRAMM-LEACH-BLILEY ACT. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "GLB Act") which, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

The GLB Act also requires financial institutions to disclose on ATM machines any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

The OTS has recently proposed regulations implementing the privacy protection provisions of the GLB Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information." The Company would be required to disclose our privacy policy, including identifying with whom the Company shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Company would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. The GLB Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

The Company does not believe that the GLB Act will have a material adverse affect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.


ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank's main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has branch locations at 2740 West 55th Street, Chicago, Illinois 60632 and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all three of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The Bank also owns a property in a western suburb for a possible branch office, with a net book value of $145,000. See Note 4 to the consolidated financial statements.


ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1999.

                    EXECUTIVE OFFICERS OF PARK BANCORP, INC.

DAVID A. REMIJAS, age 48, joined the Bank in 1974 and has served as the President and Chief Executive Officer since 1993. Mr. Remijas also serves as a Director and Chairman of the Board of the Bank. Mr. Remijas joined the Bank in 1974. Mr. Remijas is the brother of Richard J. Remijas, Jr.

RICHARD J. REMIJAS, JR., age 50, joined the Bank in 1977 and has served as Executive Vice President and Chief Operating Officer since 1993. Mr. Remijas also serves as a Director and Corporate Secretary of the Board of the Bank since 1977. Mr. Remijas is the brother of David A. Remijas.

STEVEN J. POKRAK, age 40, joined the Bank in 1985 and has served as Treasurer and Chief Financial Officer since 1993.

SANDRA L. REMIJAS, age 38, joined the Bank in 1986 and has served as Vice President-Lending since 1993. Mrs. Remijas is the wife of David A. Remijas.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 1,258 stockholders as of December 31, 1999. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 1999 and 1998. The Company's Board of Directors began declaring quarterly cash dividends in 1999.

                           -------------1999-------------   --------1998-------
                                                Dividends
                             High       Low      Declared    High         Low
                             ----       ---      --------    ----         ---

         First quarter     $ 15.00    $ 13.50     $ .12     $ 19.75     $ 17.88
         Second quarter      15.38      13.50       .12       19.75       18.00
         Third quarter       16.50      15.00       .12       18.38       13.50
         Fourth quarter      15.88      13.75       .12       15.50       13.25


ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

SELECTED FINANCIAL DATA

                                    ------------------At or for the year ended December 31,----------------
                                        1999           1998           1997           1996           1995
                                        ----           ----           ----           ----           ----
Total assets                        $   226,027    $   203,788    $   176,672    $   178,194    $   158,939
Cash and cash equivalents                 4,024         10,709          7,812          6,213         12,790
Securities available-for-sale           124,359        108,506         37,101         50,109         37,134
Securities held-to-maturity                  --             --         55,736         47,840         42,494
Loans receivable, net(1)                 86,692         75,776         68,327         66,179         60,538
Deposits                                145,675        148,350        131,865        128,852        130,503
Securities sold under repurchase
  agreements                             13,185          6,418          4,250             --             --
FHLB advances                            36,000         10,000             --          5,000          9,000
Stockholders' equity(2)                  27,358         37,023         38,601         42,457         17,533

Interest income                          14,920         13,792         12,464         11,335          9,755
Interest expense                          8,171          7,410          6,390          6,320          5,706
Net interest income                       6,749          6,382          6,074          5,015          4,049
Provision for loan losses                    --             --             --             --            298
Noninterest income                        2,045          1,151            585            307            694
Noninterest expense                       4,702          4,252          4,261          3,718          3,096
Income tax expense                        1,385          1,130            855            543            413
Net income                                2,707          2,151          1,543          1,061            936

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                   ------At or for the Year Ended December 31,-----
                                                    1999       1998       1997       1996      1995
                                                    ----       ----       ----       ----      ----
PERFORMANCE RATIOS:
     Return on average assets                       1.23%      1.09%      0.87%      0.65%     0.65%
     Return on average equity                       7.87       5.59       3.84       3.92      5.49
     Average equity to average assets              15.61      19.52      22.75      16.48     11.82
     Dividend payout ratio                         34.28         --         --         --        --
     Net interest rate spread(3)                    2.56       2.52       2.58       2.48      2.38
     Net interest margin(4)                         3.20       3.39       3.61       3.19      2.90
     Efficiency ratio(5)                           53.47      56.44      63.99      69.86     65.28
     Noninterest expense to average assets          2.13       2.16       2.41       2.26      2.15

ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of gross loans receivable(6)         0.07%      0.24%      0.50%      0.44%     1.46%
     Nonperforming assets as a
       percentage of total assets(6)                0.03       0.09       0.23       0.20      0.61
     Allowance for loan losses as a
       percent of gross loans receivable            0.56       0.64       0.71       0.73      0.91
     Allowance for loan losses as a
       percent of nonperforming loans(6)          793.65     265.96     143.68     167.22     62.49

OTHER DATA:
     Number of full service offices                 3          3          3          3         3


(1) The allowance for loan losses at December 31, 1999, 1998, 1997, 1996, and 1995 was $500,000, $500,000, $500,000, $500,000, and $573,000,
     respectively.

(2)  Retained earnings for 1995.

(3) The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary business of the Company is the ownership of the Bank. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as income from real estate development activities and other fees. Noninterest expenses consist of employee compensation, benefits, occupancy expenses, and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 1999, 1998, and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                -------------------------------Year Ended December 31,-----------------------------
                                                ------------1999-----------  -----------1998-----------  ------------1997----------
                                                                   Average                     Average                      Average
                                                Average             Yield/   Average            Yield/    Average            Yield/
                                                Balance   Interest   Cost    Balance  Interest   Cost     Balance  Interest   Cost
                                                -------   --------   ----    -------  --------   ----     -------  --------   ----
ASSETS
  Interest-earnings assets
    Securities, net(1)                          $100,310  $  7,107   7.09%  $ 85,510  $  6,038    7.06%  $ 75,579  $  5,261   6.96%
    Loans receivable(2)                           81,453     6,294   7.73     73,022     6,000    8.22     67,408     5,649   8.38
    Mortgage-backed securities, net(1)            23,429     1,378   5.88     20,387     1,280    6.28     20,623     1,379   6.68
    Interest-earning deposits and other
     investments                                   5,411       141   2.61      9,499       474    4.99      4,848       175   3.61
                                                --------  --------          --------  --------           --------  --------
      Total interest-earning assets              210,603    14,920   7.08    188,418    13,792    7.32    168,458    12,464   7.40
  Non-interest-earning assets                      9,731                       8,830                        8,010
                                                --------                    --------                     --------

    Total assets                                $220,334                    $197,248                     $176,468
                                                ========                    ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities
    Passbook accounts                           $ 32,309       811   2.51   $ 31,656       801    2.53   $ 33,336       915   2.74%
    Money market savings accounts                  6,251       219   3.50      5,704       218    3.82      3,988       134   3.36
    NOW accounts                                   8,897        97   1.09      7,000       111    1.59      5,839       111   1.90
    Certificate accounts                          99,821     5,263   5.27     94,646     5,432    5.74     85,106     4,931   5.79
                                                --------  --------          --------  --------           --------  --------
      Total                                      147,278     6,390   4.34    139,006     6,562    4.72    128,269     6,091   4.75
    FHLB advances and other borrowings            33,482     1,781   5.32     15,500       848    5.47      4,392       299   6.81
                                                --------  --------          --------  --------           --------  --------
      Total interest-bearing liabilities         180,760     8,171   4.52    154,506     7,410    4.80    132,661     6,390   4.82
                                                          --------                    --------                     --------
  Non-interest-bearing liabilities                 5,189                       4,244                        3,662
                                                --------                    --------                     --------
    Total liabilities                            185,949                     158,750                      136,323
  Stockholders' equity                            34,385                      38,498                       40,145
                                                --------                    --------                     --------


    Total liabilities and stockholders' equity  $220,334                    $197,248                     $176,468
                                                ========                    ========                     ========

  Net interest income before provision for
   loan losses                                            $  6,749                    $  6,382                     $  6,074
                                                          ========                    ========                     ========

  Net interest rate spread(3)                                        2.56%                        2.52%                       2.58%
                                                                   ======                       ======                      ======
  Net interest margin(4)                                             3.20%                        3.39%                       3.61%
                                                                   ======                       ======                      ======
  Ratio of average interest-earning assets to
    average interest-bearing liabilities          116.51%                     121.95%                      126.98%
                                                ========                    ========                     ========


(1) Includes related assets available for sale and unamortized discounts and premiums.

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

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                     ---------1999 Compared to 1998---------     ---------1998 Compared to 1997----------
                                            Increase (Decrease) Due to                 Increase (Decrease) Due to
                                            --------------------------                 --------------------------
                                       Volume         Rate            Net          Volume          Rate           Net
                                       ------         ----            ---          ------          ----           ---
INTEREST EARNED ON
    Securities, net                  $    1,049    $       20     $    1,069     $      700     $       77     $      777
    Loans receivable, net                   666          (372)           294            463           (112)           351
    Mortgage-backed securities,
      net                                   183           (85)            98            (16)           (83)           (99)
    Interest-earning deposits
      and other investments                  --          (333)          (333)           214             85            299
                                     ----------    ----------     ----------     ----------     ----------     ----------
       Total interest-earning
         assets                           1,898          (770)         1,128          1,361            (33)         1,328
                                     ----------    ----------     ----------     ----------     ----------     ----------

INTEREST EXPENSE ON
    Passbook savings accounts                16            (6)            10            (45)           (69)          (114)
    Money market savings accounts            20           (19)             1             64             20             84
    NOW accounts                             26           (40)           (14)            20            (20)            --
    Certificate accounts                    287          (456)          (169)           548            (47)           501
    FHLB advances and other
      borrowings                            957           (24)           933            618            (69)           549
                                     ----------    ----------     ----------     ----------     ----------     ----------
       Total interest-bearing
         liabilities                      1,306          (545)           761          1,205           (185)         1,020
                                     ----------    ----------     ----------     ----------     ----------     ----------

Change in net interest income        $      592    $     (225)    $      367     $      156     $      152     $      308
                                     ==========    ==========     ==========     ==========     ==========     ==========


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

Total assets at December 31, 1999 were $226.0 million compared to $203.8 million at December 31, 1998, an increase of $22.2 million. During 1999, loans increased by $10.9 million to $86.7 million due to demand for fixed-rate mortgages. Securities increased $15.9 million to $124.4 million at December 31, 1999. The growth in total assets was primarily funded by FHLB advances. During 1999, the Company increased its holdings of callable FHLB notes and FHLB advances to increase net interest income and leverage capital. While this leverage strategy has been effective in increasing net interest income through December 31, 1999, the Company has call risk on both the investing and borrowing positions of this leverage strategy.

Total liabilities at December 31, 1999 were $198.7 million compared to $166.8 million at December 31, 1998, an increase of $31.9 million. The change is attributable to an increase in FHLB advances totaling $26.0 million and an increase in repurchase agreements of $6.8 million, partially offset by a decrease in deposits totaling $2.7 million.

Stockholders' equity at December 31, 1999 was $27.4 million compared to $37.0 million at December 31, 1998, a decrease of $9.6 million, due primarily to net income of $2.7 million for the year offset by the repurchase of 345,811 shares of treasury stock, cash dividends of $928,000, and the decrease in fair value of securities classified as available-for-sale of $6.5 million, net of deferred taxes. The decline in the Company's securities available-for-sale is directly attributable to increases in interest rates during the second half of 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

General

Net income increased to $2.7 million in 1999 from $2.2 million in 1998. The increase is primarily due to increases in the Company's net interest income and increased gains on sales of real estate held for development.

Interest Income

Interest income in 1999 was $14.9 million compared to $13.8 million in 1998, an increase of 8.2%. The increase in interest income was due primarily to an increase of $22.2 million in the average balance of the Company's interest-earning assets. The overall growth in assets helped offset a decline in the total asset yield. The decline in the yield was caused primarily by the yield on loans, as rates were generally lower in 1998 and the first half of 1999 in response to competitive factors felt throughout the industry.

Interest Expense

Interest expense in 1999 was $8.2 million compared to $7.4 million in 1998, an increase of 10.3%. The increase in interest expense was due to an increase in the average balance of FHLB advances during 1999.

Provision for Loan Losses

There was no provision for losses on loans in 1999 and 1998. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Noninterest Income

Noninterest income in 1999 was $2.0 million compared to $1.2 million in 1998, an increase of 77.7%. The increase was primarily attributable to increased sales volume of real estate held for development which generated gains of $1.6 million in 1999 compared to $817,000 in 1998.

Because of increased demand for lots from builders at PBI's Prairie Trail South development in Batavia, Illinois, the Company recognized profits more quickly than projected. A total of 91 lots were sold in 1999 with the remaining 5 lots under contract. In 1999, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots and 20 lots were sold in 1999. Management expects to close on the remaining 17 lots by the end of the year 2000.

Noninterest Expense

Noninterest expense in 1999 was $4.7 million compared to $4.3 million in 1998, an increase of 10.6%. The largest component of the increase was compensation and benefits. Expense for the management recognition plan ("MRP") increased $76,000 in 1999 as a result of additional grants made in 1999 compared to 1998 and the immediate vesting due to the death of a director. Inflation and merit pay raises, as well as the addition of one full-time equivalent employee, also increased compensation expense in 1999.

Income Taxes

Income tax expense was $1.3 million in 1999 compared to $1.1 million in 1998, an increase of 22.6%. The increase in income tax expense was primarily due to an increase of $811,000 in pre-tax income in 1999. Federal income tax expense was approximately 34% of pre-tax income in both 1999 and 1998.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

General

Net income increased to $2.2 million in 1998 from $1.5 million in 1997. This 39.4% increase is primarily due to greater net interest income and gains on sales of real estate held for development.

Interest Income

Interest income in 1998 was $13.8 million compared to $12.5 million in 1997, an increase of 10.7%. The increase in interest income was due primarily to an increase of $20.0 million in the average balance of the interest-earning assets. The overall growth in assets helped offset a decline in the total asset yield. The decline in the yield was primarily due to a decrease in loan rates.

Interest Expense

Interest expense in 1998 was $7.4 million compared to $6.4 million in 1997, an increase of 16%. The increase in interest expense was primarily due to growth in certificates of deposit and FHLB advances.

Provision for Loan Losses

There was no provision for losses on loans in 1998 and 1997. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Noninterest Income

Noninterest income in 1998 was $1.2 million compared to $585,000 in 1997, an increase of 96.8%. The increase was primarily attributable to increased sales of real estate held for development which generated gains of $817,000 in 1998 compared to $276,000 in 1997.

Noninterest Expense

Noninterest expense in both 1998 and 1997 was $4.3 million. There were no significant changes in any one component of noninterest expense.

Income Taxes

Income tax expense was $1.1 million in 1998 compared to $855,000 in 1997, an increase of 32.2%. The increase in tax expense was primarily the result of greater pre-tax income in 1998, which was $3.3 million compared to $2.4 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average regulatory liquidity ratios were 61.43%, 52.51%, and 53.48% for the years ended December 31, 1999, 1998, and 1997, respectively.

The Company's cash flows are comprised of three primary classifications--cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $2.5 million, $1.7 million, and $1.9 million in 1999, 1998, and 1997, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $24.0 million, $24.7 million, and $(4.0) million in 1999, 1998, and 1997, respectively.

At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $22.8 million, or 10.5% of adjusted total assets, which is above the required level of $3.2 million, or 1.5%; core capital of $22.8 million, or 10.5% of adjusted total assets, which is above the required level of $8.7 million, or 4.0%; and total risk-based capital of $23.3 million, or 26.1% of risk-weighted assets, which is above the required level of $7.1 million or 8%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 1999, cash and short-term investments totaled $4.0 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At December 31, 1999, the Bank had outstanding commitments to originate mortgage loans of $882,000 compared to $2.2 million at December 31, 1998. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1999 totaled $75.6 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

Mortgage loans originated in mortgage banking can be converted into securities on occasion. Statement of Financial Accounting Standards No. 134, effective for 1999, will allow classifying these securities as available-for-sale, trading, or held-to-maturity, instead of the previous requirement to classify as trading. This new accounting standard did not have any effect on the Company in 1999 as no loans were securitized during 1999.

YEAR 2000

The Company successfully completed its Year 2000 changeover without any problems or disruptions to operations. While management believes that it is unlikely, there can be no assurance that problems not yet apparent to the Company or its vendors will not arise as the year progresses. Management will continue to monitor all business processes and relationships with third parties to ensure that all processes continue to function properly. Total expenditures on the Year 2000 project through December 31, 1999 were $50,000 which is consistent with the amount that management estimated for the project.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of December 31, 1999, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (0.58)% and would result in a $1.9 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                               NPV as a % of
                    --------------Net Portfolio Value------------    ----------PV of Assets--------
Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
---------------       --------         --------       --------          ---------         ------
   + 300 bp         $    20,361     $   (3,035)         (12.97)%           9.98%           -99 bp
   + 200 bp              21,513         (1,883)          (8.05)           10.38            -58 bp
   + 100 bp              22,585           (811)          (3.47)           10.74            -23 bp
       0 bp              23,396             --              --            10.96                --
   - 100 bp              23,552            156            0.67            10.91             -5 bp
   - 200 bp              23,290           (106)          (0.45)           10.68            -29 bp
   - 300 bp              22,564           (832)          (3.56)           10.25            -71 bp


The Bank and the Company do not maintain any securities for trading purposes. The Bank and the Company does not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank and the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. This information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement ("the Proxy Statement") for its Annual Meeting of Stockholders to be held on April 18, 2000 under the caption "Election of Directors - Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers" and is incorporated herein by reference.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  Documents filed as part of this report:

     1,2  Financial Statements and Schedules

          See Index to Financial Information on page F-1.

     3    Exhibits

          See Exhibit Index on page i.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2000.

                                       PARK BANCORP, INC.



                                       By: /s/ David A. Remijas
                                           -------------------------------------
                                               David A. Remijas
                                                Chairman of the Board,
                                                President, and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                            Title                     Date
             ----                            -----                     ----

/s/ David A. Remijas           Chairman of the Board,             March 14, 2000
----------------------------
David A. Remijas               President, and Chief Executive
                               Officer (principal executive
                               officer)

/s/ Steven J. Pokrak           Treasurer and Chief Financial      March 14, 2000
----------------------------
Steven J. Pokrak               Officer (principal financial
                               and accounting officer)

/s/ Richard J. Remijas, Jr.    Executive Vice President, Chief    March 14, 2000
----------------------------
Richard J. Remijas, Jr.        Operating Officer, Corporate
                               Secretary, and Director

/s/ Joseph M. Judickas, Jr.    Director                           March 14, 2000
----------------------------
Joseph M. Judickas, Jr.

/s/ Robert W. Krug             Director                           March 14, 2000
----------------------------
Robert W. Krug

/s/ John J. Murphy             Director                           March 14, 2000
----------------------------
John J. Murphy

/s/ Paul Shukis                Director                           March 14, 2000
----------------------------
Paul Shukis

                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 1999


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

10.1* Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp's Registration Statement No. 333-4380)

10.2* ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp's Registration Statement No. 333-4380)

10.3* Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp's Registration Statement No. 333-4380)

10.4* Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp's Registration Statement No. 333-4380)

10.5* Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp's Registration Statement No. 333-4380)

10.6* Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp's Registration Statement No. 333-33103)

21.0 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.0 to the Park Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997)

23.0    Consent of Independent Auditors

27.0    Financial Data Schedule

------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997






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

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................. F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................. F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments on July 1, 1998 to conform with Statement of Financial Accounting Standards No. 133.



                                         Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 25, 2000

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                         1999           1998
                                                                         ----           ----
ASSETS
Cash and due from banks                                              $     1,389     $     1,273
Interest-bearing deposits with other financial institutions                2,635           9,436
                                                                     -----------     -----------
    Total cash and cash equivalents                                        4,024          10,709

Securities available-for-sale                                            124,359         108,506
Loans receivable, net                                                     86,692          75,776
Federal Home Loan Bank stock                                               1,800             887
Real estate held for development                                             234           2,873
Premises and equipment, net                                                2,377           2,539
Accrued interest receivable                                                2,686           2,149
Other assets                                                               3,855             349
                                                                     -----------     -----------

    Total assets                                                     $   226,027     $   203,788
                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                          $     2,698     $     1,743
       Interest-bearing                                                  142,977         146,607
                                                                     -----------     -----------
          Total deposits                                                 145,675         148,350

    Securities sold under repurchase agreements                           13,185           6,418
    Advances from borrowers for taxes and insurance                        1,593           1,472
    Federal Home Loan Bank advances                                       36,000          10,000
    Accrued interest payable                                                 296             238
    Other liabilities                                                      1,920             287
                                                                     -----------     -----------
       Total liabilities                                                 198,669         166,765

Stockholders' equity
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
      none issued and outstanding                                             --              --
    Common stock, $.01 par value per share;
      authorized 9,000,000 shares, issued 2,701,441 shares                    27              27
    Additional paid-in capital                                            26,436          26,353
    Retained earnings                                                     23,990          22,211
    Treasury stock, 860,436 and 514,625 shares, at cost                  (14,294)         (8,733)
    Unearned ESOP shares                                                  (1,456)         (1,628)
    Unearned MRP shares                                                     (550)           (933)
    Accumulated other comprehensive income (loss)                         (6,795)           (274)
                                                                     -----------     -----------
       Total stockholders' equity                                         27,358          37,023
                                                                     -----------     -----------

          Total liabilities and stockholders' equity                 $   226,027     $   203,788
                                                                     ===========     ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998, and 1997
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                       1999          1998          1997
                                                                       ----          ----          ----
Interest income
    Loans receivable                                               $    6,294    $    6,000    $    5,649
    Securities                                                          8,485         7,318         6,640
    Interest-bearing deposits with other financial institutions           141           474           175
                                                                   ----------    ----------    ----------
                                                                       14,920        13,792        12,464
Interest expense
    Deposits                                                            6,390         6,562         6,091
    Federal Home Loan Bank advances and other borrowings                1,781           848           299
                                                                   ----------    ----------    ----------
                                                                        8,171         7,410         6,390
                                                                   ----------    ----------    ----------

NET INTEREST INCOME                                                     6,749         6,382         6,074

Provision for loan losses                                                  --            --            --
                                                                   ----------    ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     6,749         6,382         6,074

Noninterest income
    Gains on sales of securities                                          110             4            18
    Gains on sales of real estate held for development                  1,601           817           276
    Service fee income                                                    252           239           251
    Other operating income                                                 82            91            40
                                                                   ----------    ----------    ----------
                                                                        2,045         1,151           585

Noninterest expense
    Compensation and benefits                                           3,044         2,694         2,575
    Occupancy and equipment expense                                       542           478           475
    Federal deposit insurance premiums                                    139           136           132
    Data processing services                                              146           140           128
    Advertising                                                           212           188           172
    Other operating expense                                               619           616           779
                                                                   ----------    ----------    ----------
                                                                        4,702         4,252         4,261
                                                                   ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                              4,092         3,281         2,398

Income tax expense                                                      1,385         1,130           855
                                                                   ----------    ----------    ----------

NET INCOME                                                         $    2,707    $    2,151    $    1,543
                                                                   ==========    ==========    ==========

Basic earnings per share                                           $     1.43    $     1.03    $      .67
                                                                   ==========    ==========    ==========

Diluted earnings per share                                         $     1.43    $     1.02    $      .67
                                                                   ==========    ==========    ==========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998, and 1997
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                           Accumulated
                                       Additional                     Unearned  Unearned      Other         Total
                               Common   Paid-in   Retained  Treasury    ESOP       MRP    Comprehensive  Stockholders' Comprehensive
                               Stock    Capital   Earnings    Stock    Shares    Shares   Income (Loss)     Equity         Income
                               -----    -------   --------    -----    ------    ------   -------------     ------         ------
Balance at January 1, 1997    $     27  $ 26,088  $ 18,517  $     --  $ (1,993) $     --     $   (182)    $ 42,457

Comprehensive income
    Net income                      --        --     1,543        --        --        --           --        1,543       $  1,543
    Change in fair value
      of securities
      available-for-sale, net       --        --        --        --        --        --          200          200            200
                                                                                                                         --------
       Total comprehensive
         income                                                                                                          $  1,743
                                                                                                                         ========
Purchase of 391,709 shares
  of treasury stock at cost         --        --        --    (6,395)       --        --           --       (6,395)

ESOP shares released                --       129        --        --       186        --           --          315

Grant of shares under
   Management Recognition
   Plan (MRP)                       --        --        --     1,702        --    (1,702)          --           --

MRP shares earned                   --         5        --        --        --       476           --          481
                              --------  --------  --------  --------  --------  --------     --------     --------

Balance at December 31, 1997        27    26,222    20,060    (4,693)   (1,807)   (1,226)          18       38,601

Comprehensive income
    Net income                      --        --     2,151        --        --        --           --        2,151       $  2,151
    Effect of transfer of
      securities held-to-
      maturity to available-
      for-sale, net                 --        --        --        --        --        --           74           74             74

Change in fair value
  of securities
  available-for-sale, net           --        --        --        --        --        --         (366)        (366)          (366)
                                                                                                                         --------

    Total comprehensive
      income                                                                                                             $  1,859
                                                                                                                         ========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998, and 1997
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                           Accumulated
                                       Additional                     Unearned  Unearned      Other         Total
                               Common   Paid-in   Retained  Treasury    ESOP       MRP    Comprehensive  Stockholders' Comprehensive
                               Stock    Capital   Earnings    Stock    Shares    Shares   Income (Loss)     Equity         Income
                               -----    -------   --------    -----    ------    ------   -------------     ------         ------
Purchase of 230,973 shares
  of treasury stock at cost   $     --  $     --  $     --  $ (4,040) $     --  $     --     $     --      $ (4,040)

ESOP shares released                --       117        --        --       179        --           --           296

MRP shares earned                   --        14        --        --        --       293           --           307
                              --------  --------  --------  --------  --------  --------     --------      --------

Balance at December 31, 1998        27    26,353    22,211    (8,733)   (1,628)     (933)        (274)       37,023

Comprehensive income
   Net income                       --        --     2,707        --        --        --           --         2,707      $  2,707
   Change in fair value
     of securities
     available-for-sale, net        --        --        --        --        --        --       (6,521)       (6,521)       (6,521)
                                                                                                                         --------
       Total comprehensive
         income (loss)                                                                                                   $ (3,814)
                                                                                                                         ========
Cash dividends declared
  ($.48 per share)                  --        --      (928)       --        --        --           --          (928)

Purchase of 345,811 shares of
  treasury stock at cost            --        --        --    (5,561)       --        --           --        (5,561)

ESOP shares released                --        83        --        --       172        --           --           255

MRP shares released                 --        --        --        --        --       383           --           383
                              --------  --------  --------  --------  --------  --------     --------      --------

Balance at December 31, 1999  $     27  $ 26,436  $ 23,990  $(14,294) $ (1,456) $   (550)    $ (6,795)     $ 27,358
                              ========  ========  ========  ========  ========  ========     ========      ========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998, and 1997
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                   1999          1998          1997
                                                                   ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $    2,707     $    2,151     $    1,543
    Adjustments to reconcile net income to net cash from
      operating activities
       Net premium amortization (discount accretion)                  (56)           (99)            (3)
       Loss on sale of foreclosed real estate                          --              6              6
       Gains on sales of securities available-for-sale               (110)            (4)           (18)
       Depreciation                                                   201            206            104
       Deferred income tax expense (benefit)                         (107)           (87)             8
       Deferred loan fees                                             (28)            21            (81)
       Net change in accrued interest receivable                     (537)          (607)            85
       Net change in other assets                                     (40)           232           (105)
       Net change in accrued interest payable                          58             63             16
       Net change in other liabilities                              1,388             44           (156)
       ESOP expense                                                   255            296            315
       Stock awards earned                                            383            307            481
       Gains on sales of real estate held for development          (1,601)          (817)          (276)
                                                               ----------     ----------     ----------
          Net cash from operating activities                        2,513          1,712          1,919

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                           (10,888)        (7,470)        (2,196)
    Maturities and calls of securities available-for-sale          27,930         74,490         22,000
    Maturities and calls of securities held-to-maturity                --         21,000         25,150
    Purchases of securities available-for-sale                    (61,619)       (79,775)       (11,652)
    Purchases of securities held-to-maturity                           --        (40,238)       (35,963)
    Sales of securities available-for-sale                          1,532            756          1,001
    Principal repayments on mortgage-backed securities              6,590          7,758          4,901
    Purchases of Federal Home Loan Bank stock                        (913)           (46)           (85)
    Proceeds from sales of real estate held for development         8,593          3,029          1,144
    Investment in real estate held for development                 (4,353)        (2,815)          (267)
    Proceeds from sales of foreclosed real estate                      --             54            123
    Expenditures for premises and equipment                           (39)          (256)          (443)
                                                               ----------     ----------     ----------
       Net cash from investing activities                         (33,167)       (23,513)         3,713


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998, and 1997
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                      1999         1998           1997
                                                                      ----         ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                       $   (2,675)    $   16,485     $    3,013
    Net change in securities sold under repurchase agreements         6,767          2,168          4,250
    Net change in advances from borrowers for taxes and
      insurance                                                         121             85             99
    Dividends paid to stockholders                                     (683)            --             --
    Purchases of treasury stock                                      (5,561)        (4,040)        (6,395)
    Federal Home Loan Bank advances                                  31,000         10,000             --
    Repayment of Federal Home Loan Bank advances                     (5,000)            --         (5,000)
                                                                 ----------     ----------     ----------
       Net cash from financing activities                            23,969         24,698         (4,033)
                                                                 ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents                     (6,685)         2,897          1,599

Cash and cash equivalents at beginning of year                       10,709          7,812          6,213
                                                                 ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    4,024     $   10,709     $    7,812
                                                                 ==========     ==========     ==========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                  $    8,113     $    7,347     $    6,374
       Income taxes                                                   1,480          1,062          1,025

Supplemental disclosures of noncash investing activities
    Real estate acquired through foreclosure                             --             --            129
    Transfer of securities to available-for-sale from
       held-to-maturity on July 1, 1998, at fair value                   --         73,267             --

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (the "Company"), and its wholly-owned subsidiaries Park Federal Savings Bank (the "Bank") and PBI Development Corporation ("PBI"), which conducts real estate development activities. The Bank has two wholly-owned subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. ("GPS"), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and two branches located in Chicago and Westmont, Illinois. The Company's revenues primarily arise from interest income from retail lending activities and investments and revenue derived from real estate through the development and sales of residential lots to home builders through PBI and GPS.

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

Securities: Securities are classified as held-to-maturity when the Company's management has the positive intent and the Company has the ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. Securities available-for-sale are carried at fair value. Unrealized gains and losses on securities available-for-sale are charged or credited to a valuation allowance and included as a separate component of stockholders' equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted amortized cost of the securities sold, using the specific identification method.

Federal Home Loan Bank stock is carried at cost.

Interest income includes amortization of purchase premium or discount.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, deferred loan origination fees, and discounts.

Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the loan term.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is maintained. The allowance is increased by a provision for loan losses charged to expense. The allowance is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, including impaired loans discussed below, the whole allowance is available for any charge-offs that occur. Loans are charged off in whole or in part when management believes the uncollectibility of a loan balance is confirmed, although collection efforts continue and future recoveries may occur.

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

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

Income Recognition on Real Estate: Gains on real estate sales, including those financed by the Company, are recorded in the period that sales contracts are closed. Gains on sales are reported net of all related costs.

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

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover those liabilities, which are not covered by federal deposit insurance.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and the unrealized gains and losses on securities available-for-sale, net of taxes, which is also recognized as a separate component of stockholders' equity.

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

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


NOTE 2 - SECURITIES

Securities are summarized as follows:

                                     -------------------December 31, 1999------------------
                                                      Gross         Gross
                                      Amortized    Unrealized     Unrealized        Fair
                                        Cost          Gains         Losses          Value
                                        ----          -----         ------          -----
Securities Available-for-Sale
-----------------------------

     U.S. government agency notes    $  107,498    $       --     $   (9,476)    $   98,022
     Municipal securities                 1,038            --           (143)           895
     Equity securities                    2,365            --           (163)         2,202
     Mortgage-backed securities
         FNMA                            10,374            11           (263)        10,122
         FHLMC                           13,379            25           (286)        13,118
                                     ----------    ----------     ----------     ----------

                                     $  134,654    $       36     $  (10,331)    $  124,359
                                     ==========    ==========     ==========     ==========

                                     -------------------December 31, 1998------------------
                                                      Gross         Gross
                                      Amortized    Unrealized     Unrealized        Fair
                                        Cost          Gains         Losses          Value
                                        ----          -----         ------          -----

Securities Available-for-Sale
-----------------------------

     U.S. government agency notes    $   87,794    $       46     $     (609)    $   87,231
     Municipal securities                   351            --             (8)           343
     Equity securities                    1,015            13            (30)           998
     Mortgage-backed securities
         FNMA                            12,465           146             (3)        12,608
         FHLMC                            7,296            59            (29)         7,326
                                     ----------    ----------     ----------     ----------

                                     $  108,921    $      264     $     (679)    $  108,506
                                     ==========    ==========     ==========     ==========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities available-for-sale at December 31, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

                                                    Amortized          Fair
                                                      Cost             Value
                                                      ----             -----

     Due after five years through ten years       $      2,000    $      1,925
     Due after ten years                               106,536          96,992
                                                  ------------    ------------
                                                       108,536          98,917
     Equity securities                                   2,365           2,202
     Mortgage-backed securities                         23,753          23,240
                                                  ------------    ------------

                                                  $    134,654    $    124,359
                                                  ============    ============

Securities with an amortized cost of $20,016,000 and $9,700,000 at December 31, 1999 and 1998 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As permitted by SFAS No. 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale. The securities which were reclassified had an amortized cost of $73,155,000 and a fair value of $73,267,000 at July 1, 1998. The Company did not engage in hedging activities in 1999 or 1998.

Sales of securities are summarized as follows:

                                            For the Year Ended
                                 ---------------December 31,--------------
                                     1999          1998            1997
                                     ----          ----            ----

     Proceeds from sales         $     1,532    $       756    $     1,001
     Gross realized gains                110              4             18

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows at:

                                                      -------December 31,------
                                                          1999           1998
                                                          ----           ----
     First mortgage loans
         Principal balances
              One-to-four-family residential          $   66,826     $   60,103
              Multi-family residential                     9,847          9,947
              Commercial, construction, and land           9,832          5,163
                                                      ----------     ----------
                                                          86,505         75,213

         Undistributed portion of construction loans      (1,543)          (910)
         Net deferred loan origination fees                 (330)          (358)
                                                      ----------     ----------
              Total first mortgage loans                  84,632         73,945

     Consumer and other loans                              2,561          2,333
     Unearned discounts                                       (1)            (2)
                                                      ----------     ----------
         Total consumer loans                              2,560          2,331

     Allowance for loan losses                              (500)          (500)
                                                      ----------     ----------

                                                      $   86,692     $   75,776
                                                      ==========     ==========

Information regarding impaired loans is as follows:

                                                   1999       1998        1997
                                                   ----       ----        ----

     Impaired loans with no allowance allocated  $    --   $     188   $      99
     Impaired loans with allowance allocated          --          --          --
     Average balance of impaired loans                87         264         145

Interest income recognized on impaired loans was not material in 1999, 1998, and 1997.

The Company has granted loans to certain officers, directors, and their related interests. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. All loans are current in their contractual payments for both principal and interest.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 1999:

     Balance at beginning of year                                   $       281
     Principal repayments                                                  (123)
                                                                    -----------

         Balance at end of year                                     $       158
                                                                    ===========

There has been no activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                     --------December 31,-------
                                                        1999             1998
                                                        ----             ----
     Cost
         Land                                        $       850    $       850
         Buildings and improvements                        1,880          1,880
         Furniture and fixtures                            1,162          1,145
                                                     -----------    -----------
              Total cost                                   3,892          3,875
     Less accumulated depreciation                        (1,515)        (1,336)
                                                     -----------    -----------

                                                     $     2,377    $     2,539
                                                     ===========    ===========


NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $15,925,000 at December 31, 1999 and $25,927,000 at December 31, 1998.

At December 31, 1999, scheduled maturities of certificates of deposit are as follows:

                  2000                          $    75,566
                  2001                               14,541
                  2002                                4,085
                  2003                                  922
                  2004 and thereafter                 1,528
                                                -----------

                                                $    96,642
                                                ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

Federal Home Loan Bank ("FHLB") advances consisted of the following at December 31, 1999:

                                                         Fixed or
                                             Interest    Variable
       Maturity Date         Call Date         Rate        Rate         Amount
       -------------         ---------         ----        ----         ------

     July 23, 2004       January 23, 2000      5.02%      Fixed       $    5,000
     January 15, 2008    January 15, 2001      4.95%      Fixed            5,000
     July 23, 2009       July 23, 2000         5.00%      Fixed            5,000
     August 13, 2009     February 13, 2000     5.03%      Fixed            5,000
     October 7, 2009     April 7, 2000         5.15%      Fixed            5,000
     Open line                 --              4.74%      Variable        11,000
                                                                      ----------

                                                                      $   36,000
                                                                      ==========

The advances are callable in whole or in part by the FHLB at the call dates indicated and then quarterly thereafter. The Company will incur a penalty if the advances are repaid prior to their maturity dates.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 167% of the outstanding advances from the FHLB.


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. The plan also allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Total contributions to the plan were $3,000, $42,000, and $36,000 for 1999, 1998, and 1997.

The Bank maintains a nonqualified supplemental executive retirement plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits had been reduced as the result of changes in the Internal Revenue Code. SERP expense was $132,000 in 1999 and $0 in 1998 and 1997.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company's stock at $10 per share, the initial public offering price.

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

During 1999, 1998, and 1997, 17,280, 17,888, and 18,582 shares of stock, with an average fair value of $14.76, $16.53, and $16.97 per share, respectively, were committed to be released, resulting in ESOP compensation expense of $255,000, $296,000, and $315,000. ESOP shares have been reduced by 3,291 as of December 31, 1999 because of terminations. Shares held by the ESOP at December 31, 1999 and 1998 are as follows:

                                                         1999            1998
                                                         ----            ----

     Allocated shares                                     67,216         53,227
     Unallocated shares                                  145,592        162,872
                                                     -----------    -----------

         Total ESOP shares                               212,808        216,099
                                                     ===========    ===========

     Fair value of unallocated shares                $     2,111    $     2,261
                                                     ===========    ===========

The Company adopted a management recognition plan ("MRP") during 1997. The Bank contributed $1.7 million, allowing the MRP to acquire 108,057 shares of common stock of the Company, at a cost of $15.75 per share. Under the MRP, 92,925 shares of common stock were awarded to certain employees and directors in 1997, 3,500 shares were awarded in 1998, and 9,880 shares were awarded in 1999. The remaining 1,752 shares are held for future awards. The stock awards vest over five years. Compensation expense for the stock awards totaled $383,000, $307,000, and $481,000 for the years ended December 31, 1999, 1998, and 1997.

The Company also adopted a stock option plan in 1997 under the terms of which 270,141 shares of the Company's common stock were reserved for issuance. The options granted in 1997

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

become exercisable over a five-year period from the date of grant. The options granted in 1997 expire ten years from the date of grant. The options awarded in 1999 become exercisable over a 32-month period from the date of grant and expire 92 months from the date of grant.

A summary of the activity in the plan is as follows:

                                               ----------1999---------    ---------1998---------
                                                              Weighted                  Weighted
                                                               Average                   Average
                                                              Exercise                  Exercise
                                                  Shares        Price     Shares          Price
                                                  ------        -----     ------          -----
     Outstanding at beginning of year             232,324    $   15.75     232,324     $   15.75
     Granted                                       23,820        15.44          --            --
     Exercised                                         --                       --            --
     Forfeited                                    (13,507)       15.75          --            --
                                               ----------                ---------

     Outstanding at end of year                   242,637        15.72     232,324        15.75
                                               ==========                =========

     Options exercisable at year-end               87,487                   46,425
     Weighted-average fair value of options
       granted during year                     $     6.51                       --

SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents 1999, 1998, and 1997 net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. There was no compensation expense recorded for stock options in 1999, 1998, or 1997.

                                                1999         1998          1997
                                                ----         ----          ----

     Net income as reported                  $   2,707    $   2,151    $   1,543
     Pro forma net income                        2,363        1,855        1,247
     Basic earnings per share as reported         1.43         1.03          .67
     Pro forma basic earnings per share           1.25          .89          .54
     Diluted earnings per share as reported       1.43         1.02          .67
     Pro forma diluted earnings per share         1.25          .88          .54


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

No stock options were granted in 1998. The fair value of options granted in 1999 and 1997 was estimated using a Black-Scholes option pricing model using the following assumptions:

                                                          1999          1997
                                                          ----          ----

     Expected dividend yield                              3.20%          .00%
     Expected stock price volatility                       .23           .11
     Expected option life                               7.6 years     9.2 years
     Risk-free interest rate                              5.58%         5.50%


NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 1999, 1998, and 1997:

                                                         1999          1998          1997
                                                         ----          ----          ----
    BASIC EARNINGS PER SHARE
       Net income available to common shareholders   $     2,707   $     2,151   $     1,543
       Weighted average common shares outstanding      1,893,489     2,089,796     2,296,427

          Basic earnings per share                   $      1.43   $      1.03   $       .67
                                                     ===========   ===========   ===========

    DILUTED EARNINGS PER SHARE
       Net income available to common stockholders   $     2,707   $     2,151   $     1,543

       Weighted average common shares outstanding      1,893,489     2,089,796     2,296,427
       Dilutive effect of MRP                                 --         3,958         3,476
       Dilutive effect of stock options                       --        18,327        15,197
                                                     -----------   -----------   -----------
                                                       1,893,489     2,112,081     2,315,100
                                                     ===========   ===========   ===========

          Diluted earnings per share                 $      1.43   $      1.02   $       .67
                                                     ===========   ===========   ===========

The effects of stock options and MRP shares could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share in 1999 because to do so would have been anti-dilutive.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

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

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                                Minimum Required
                                                                                                  to Be Well
                                                                     Minimum Required             Capitalized
                                                                        for Capital         Under Prompt Corrective
                                                 Actual              Adequacy Purposes         Action Regulations
                                                 ------              -----------------         ------------------
                                           Amount       Ratio        Amount       Ratio         Amount      Ratio
                                           ------       -----        ------       -----         ------      -----
1999
----
Total capital (to risk-weighted assets)   $ 23,255      26.1%      $   7,122       8.0%       $   8,903     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                   22,755      25.6           3,561       4.0            5,342      6.0
Tier 1 (core) capital (to adjusted total
  assets)                                   22,755      10.5           8,665       4.0           10,831      5.0
Tangible capital (to tangible assets)       22,755      10.5           3,249       1.5              N/A      N/A

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 9 - REGULATORY CAPITAL (Continued)

                                                                                                Minimum Required
                                                                                                   to Be Well
                                                                     Minimum Required              Capitalized
                                                                        for Capital          Under Prompt Corrective
                                                 Actual              Adequacy Purposes         Action Regulations
                                                 ------              -----------------         ------------------
                                           Amount       Ratio        Amount       Ratio         Amount      Ratio
                                           ------       -----        ------       -----         ------      -----
1998
----
Total capital (to risk-weighted assets)   $ 21,621      31.7%      $   5,456       8.0%       $   6,820     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                   21,121      31.0           2,728       4.0            4,092      6.0
Tier 1 (core) capital (to adjusted total
  assets)                                   21,121      11.2           7,552       4.0            9,440      5.0
Tangible capital (to tangible assets)       21,121      11.2           2,832       1.5              N/A      N/A

The Bank at December 31, 1999 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

Federal regulations require the Qualified Thrift Lender ("QTL") test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and Federal Home Loan Bank advances or the Bank must convert to a commercial bank charter. The Bank meets the requirements of the QTL test at December 31, 1999.


NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

                                                1999         1998         1997
                                                ----         ----         ----

     Currently payable tax                   $   1,492    $   1,217    $     847
     Deferred tax (benefit)                       (107)         (87)           8
                                             ---------    ---------    ---------

         Income tax expense                  $   1,385    $   1,130    $     855
                                             =========    =========    =========

Due to interest income earned on certain U.S. Government agency securities, there was no state income tax expense in 1999, 1998, or 1997. The State of Illinois does not tax interest earned on such securities.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

                             ---------1999---------    ---------1998---------    ---------1997---------
                                         Percentage                Percentage                Percentage
                                          of Income                 of Income                 of Income
                                           Before                    Before                    Before
                                           Income                    Income                    Income
                             Amount        Taxes       Amount        Taxes       Amount        Taxes
                             ------        -----       ------        -----       ------        -----
     Income tax computed at
       the statutory rate    $ 1,391         34.0%     $ 1,116         34.0%     $   815         34.0%
     ESOP expense                 28           .7           40          1.2           44          1.8
     Tax-exempt income           (36)         (.9)         (16)         (.5)          --           --
     Other items, net              2           --          (10)         (.3)          (4)         (.1)
                             -------      -------      -------      -------      -------      -------

                             $ 1,385         33.8%     $ 1,130         34.4%     $   855         35.7%
                             =======      =======      =======      =======      =======      =======

Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code which allowed it to deduct from taxable income a provision for bad debts which differs from the provision charged to income in the financial statements. Retained earnings at December 31, 1999 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in tax years after 1997. The remaining excess amount approximates $810,000 at December 31, 1999. The related amount of deferred tax liability is approximately $276,000 and will be payable over the next four years.

Deferred tax assets (liabilities) are comprised of the following at year end:

                                                               1999          1998
                                                               ----          ----
     Deferred loan fees                                     $     112     $     122
     ESOP, MRP, and Supplemental Retirement Plan expense          113            48
     Unrealized loss on securities available-for-sale           3,500           141
     Other                                                          3            --
                                                            ---------     ---------
                                                                3,728           311
     Bad debt deduction                                          (106)         (174)
     Federal Home Loan Bank stock dividend                        (32)          (32)
     Depreciation                                                (150)         (128)
     Other                                                         --            (3)
                                                            ---------     ---------
                                                                 (288)         (337)
                                                            ---------     ---------

         Net deferred tax asset (liability)                 $   3,440     $     (26)
                                                            =========     =========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 11 - OFF-BALANCE-SHEET ACTIVITIES

The Company grants mortgages and installment loans to, and obtains deposits from, customers primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets. The Company also develops residential housing lots in the western suburbs of Chicago for sale to local home builders.

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

These financial instruments are summarized as follows at:

                                                                    Contract Amount
                                                                -----December 31,-----
                                                                   1999          1998
                                                                   ----          ----
     Financial instruments whose contract amounts represent
       credit risk
         Commitments to make loans (all fixed rate)             $     882    $   2,228
         Standby letters of credit                                  2,508        2,868
         Loans in process                                           1,543          910

The fixed rate loan commitments at December 31, 1999 have terms of 32 to 67 days and rates in the range of 7.625% to 8.25%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 1999, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $813,000. At December 31, 1998, the balance with the FHLB was approximately $9,336,000.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end is as follows:

                                                    ------------1999-----------    ------------1998----------
                                                       Carrying       Estimated        Carrying     Estimated
                                                        Amount       Fair Value         Amount     Fair Value
                                                        ------       ----------         ------     ----------
    Financial assets
       Cash and cash equivalents                    $     4,024     $     4,024    $    10,709    $    10,709
       Securities available-for-sale                    124,359         124,359        108,506        108,506
       Loans receivable, net                             86,692          85,286         75,776         76,569
       Federal Home Loan Bank stock                       1,800           1,800            887            887
       Accrued interest receivable                        2,686           2,686          2,149          2,149

    Financial liabilities
       Deposits with no fixed maturity dates            (49,033)        (49,033)       (47,075)       (47,075)
       Deposits with fixed maturity dates               (96,642)        (96,999)      (101,275)      (101,992)
       Securities sold under repurchase agreements      (13,185)        (13,185)        (6,418)        (6,418)
       Advances from borrowers for taxes
         and insurance                                   (1,593)         (1,593)        (1,472)        (1,472)
       Federal Home Loan Bank advances                  (36,000)        (32,486)       (10,000)        (9,290)
       Accrued interest payable                            (296)           (296)          (238)          (238)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of borrowings is based on current rates for similar financing. The fair value of off-balance-sheet items, based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 1999 or December 31, 1998, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1999 and December 31, 1998 should not necessarily be considered to apply at subsequent dates.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                               1999           1998          1997
                                                               ----           ----          ----
     Unrealized holding gains and losses on securities
       available-for-sale                                  $   (9,770)    $     (625)    $      322
     Reclassification adjustments for gains recorded in
       income                                                    (110)            (4)           (18)
     Reclassification adjustment for unrealized gains
       on securities held-to-maturity transferred to
       available-for-sale                                          --            112             --
                                                           ----------     ----------     ----------
     Net unrealized gains and losses                           (9,880)          (517)           304
     Tax effect                                                 3,359            151           (104)
                                                           ----------     ----------     ----------

       Other comprehensive income (loss)                   $   (6,521)    $     (366)    $      200
                                                           ==========     ==========     ==========

NOTE 14 - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, securities, short-term investments, and deposits provide the revenues in the banking operation, and sales of single-family residence lots provide the revenues in real estate development operations. All operations are domestic.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION (Continued)

The accounting policies used are the same as those described in the summary of significant accounting policies. Information reported internally for performance assessment follows.

                                                                   Real Estate
                                                      Banking      Development       Total
                                                      -------      -----------       -----
1999
----
   Net interest income                              $     6,749    $        --    $     6,749
   Gain on sale of real estate held for development          --          1,601          1,601
   Other revenue                                            444             --            444
   Other expenses                                         4,702             --          4,702
   Income tax expense                                       825            560          1,385
   Segment profit                                         1,666          1,041          2,707
   Segment assets                                       225,793            234        226,027

1998
----
   Net interest income                              $     6,382    $        --    $     6,382
   Gain on sale of real estate held for development          --            817            817
   Other revenue                                            334             --            334
   Other expenses                                         4,252             --          4,252
   Income tax expense                                       844            286          1,130
   Segment profit                                         1,620            531          2,151
   Segment assets                                       200,915          2,873        203,788

1997
----
   Net interest income                              $     6,074    $        --    $     6,074
   Gain on sale of real estate held for development          --            276            276
   Other revenue                                            309             --            309
   Other expenses                                         4,261             --          4,261
   Income tax expense                                       758             97            855
   Segment profit                                         1,364            179          1,543
   Segment assets                                       174,402          2,270        176,672

The Company, through GPS and PBI, participates with local real estate developers in developing residential housing sites. GPS is involved in a single-family housing subdivision located in Naperville, Illinois known as Prairie Ridge. This development consists of 88 single-family lots, of which 71 have been sold through December 31, 1999. PBI is involved in a single-family housing subdivision located in Batavia, Illinois which is known as Prairie Trail South. The project consists of 96 single-family lots, of which 91 have been sold through December 31, 1999.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998

                                                             1999           1998
                                                             ----           ----
ASSETS
Cash and cash equivalents                                $        69    $     1,838
Securities available-for-sale                                 14,124          9,490
ESOP loan                                                      1,557          1,697
Investment in real estate development subsidiary                 142          2,622
Investment in bank subsidiary                                 17,641         21,146
Accrued interest receivable and other assets                     705            230
                                                         -----------    -----------

     Total assets                                        $    34,238    $    37,023
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Securities sold under agreements to repurchase      $     6,301    $        --
     Accrued expenses and other liabilities                      579             --
Stockholders' equity                                          27,358         37,023
                                                         -----------    -----------

     Total liabilities and stockholders' equity          $    34,238    $    37,023
                                                         ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                          CONDENSED STATEMENT OF INCOME
              For the years ended December 31, 1999, 1998, and 1997

                                                         1999        1998         1997
                                                         ----        ----         ----
Operating income
     Dividends from subsidiaries                       $  1,020    $  7,000     $  6,000
     Gains on sales of securities                           110           4           18
     Interest income
         Securities (including dividends)                   820         711          687
         ESOP loan                                          123         133          143
         Interest-bearing deposits with other
           financial institutions                            27          74           79
                                                       --------    --------     --------
              Total operating income                      2,100       7,922        6,927

Operating expenses
     Interest on borrowings                                 179          29           89
     Other expenses                                         325         352          321
                                                       --------    --------     --------
         Total operating expenses                           504         381          410
                                                       --------    --------     --------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                  1,596       7,541        6,517

Income taxes                                                554         168          164
                                                       --------    --------     --------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                         1,042       7,373        6,353

Equity in undistributed (over distributed) earnings
  of bank subsidiary                                      1,524      (5,222)      (4,810)
Equity in undistributed earnings of real estate
  subsidiary                                                141          --           --
                                                       --------    --------     --------

NET INCOME                                             $  2,707    $  2,151     $  1,543
                                                       ========    ========     ========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                        CONDENSED STATEMENT OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997

                                                                     1999           1998          1997
                                                                     ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $    2,707     $    2,151     $    1,543
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Net discount accretion                                           (23)          (192)            (7)
       Gain on sale of securities available-for-sale                   (110)            (4)           (18)
       Equity in (undistributed) over distributed earnings
         of subsidiaries                                             (1,665)         5,222          4,810
       Change in
          Other assets                                                  (66)           168           (341)
          Other liabilities                                             334            (74)           (43)
                                                                 ----------     ----------     ----------
              Net cash from operating activities                      1,177          7,271          5,944

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available-for-sale                       (11,434)        (9,600)       (11,652)
    Sale of securities available-for-sale                             1,529            759          1,001
    Maturities and calls of securities available-for-sale             4,200          8,185          4,988
    Maturities and calls of securities held-to-maturity                  --          1,000          2,149
    Investment in PBI Development Corporation                         2,621         (2,622)            --
    Payment received on ESOP loan                                       140            142            142
    Capital contribution to subsidiary                                  (59)            --             --
                                                                 ----------     ----------     ----------
       Net cash from investing activities                            (3,003)        (2,136)        (3,372)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in securities sold under repurchase agreements         6,301             --             --
    Purchase of treasury stock                                       (5,561)        (4,040)        (6,395)
    Dividends paid to stockholders                                     (683)            --             --
                                                                 ----------     ----------     ----------
       Net cash from financing activities                                57         (4,040)        (6,395)
                                                                 ----------     ----------     ----------

Net change in cash and cash equivalents                              (1,769)         1,095         (3,823)

Cash and cash equivalents at beginning of year                        1,838            743          4,566
                                                                 ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $       69     $    1,838     $      743
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

--------------------------------------------------------------------------------

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                              ------------------Three Months Ended-----------------
1999                           March 31      June 30     September 30   December 31
----                           --------      -------     ------------   -----------
Interest income               $    3,563    $    3,681    $    3,880    $    3,796
Interest expense                   1,848         1,946         2,144         2,233
                              ----------    ----------    ----------    ----------

NET INTEREST INCOME                1,715         1,735         1,736         1,563

Provision for loan losses             --            --            --            --
Noninterest income                   141           336         1,247           321
Noninterest expense                1,211         1,178         1,239         1,074
                              ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES           645           893         1,744           810

Income tax expense                   219           296           583           287
                              ----------    ----------    ----------    ----------

NET INCOME                    $      426    $      597    $    1,161    $      523
                              ==========    ==========    ==========    ==========

Basic earnings per share      $      .22    $      .30    $      .61    $      .30
Diluted earnings per share           .22           .30           .61           .30

                              ------------------Three Months Ended-----------------
1998                           March 31      June 30     September 30   December 31
----                           --------      -------     ------------   -----------

Interest income               $    3,443    $    3,490    $    3,502    $    3,357
Interest expense                   1,781         1,818         1,864         1,947
                              ----------    ----------    ----------    ----------


NET INTEREST INCOME                1,662         1,672         1,638         1,410

Provision for loan losses             --            --            --            --
Noninterest income                   281           288           300           282
Noninterest expense                1,079         1,123         1,103           947
                              ----------    ----------    ----------    ----------


INCOME BEFORE INCOME TAXES           864           837           835           745

Income tax expense                   295           306           278           251
                              ----------    ----------    ----------    ----------


NET INCOME                    $      569    $      531    $      557    $      494
                              ==========    ==========    ==========    ==========

Basic earnings per share      $      .26    $      .25    $      .27    $      .25
Diluted earnings per share           .26           .24           .26           .25

--------------------------------------------------------------------------------

                                   (Continued)