Form 10-Q
period 2000-03-31
PARK BANCORP INC
filed 2000-05-15
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                               PARK BANCORP, INC.
             (Exact name of registrant as specified in its charter)
                                     0-20867
                            (Commission File Number)

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _x_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 2000, the Registrant had outstanding 1,656,139 shares of common stock.

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information


     Item 1     Financial Statements                                          1


     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7


     Item 3     Quantitative and Qualitative Disclosures About Market Risk    8



PART II - Other Information


     Item 1     Legal Proceedings                                            10


     Item 2     Changes in Securities                                        10


     Item 3     Defaults Upon Senior Securities                              10


     Item 4     Submission of Matters to a Vote of Securities Holders        10


     Item 5     Other Information                                            10


     Item 6     Exhibits and Reports on Form 8-K                             10



SIGNATURES                                                                   11

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                      MARCH 31,   DECEMBER 31,
                                                                        2000          1999
                                                                        ----          ----
                                    ASSETS
Cash and due from banks                                              $   1,024     $   1,389
Interest-bearing deposit accounts in other financial institutions        5,012         2,635
                                                                     ---------     ---------
     Total cash and cash equivalents                                     6,036         4,024

Securities available-for-sale                                          124,027       124,359
Loans receivable, net                                                   87,784        86,692
Federal Home Loan Bank stock                                             1,831         1,800
Real estate held for development                                           722           234
Premises and equipment, net                                              2,655         2,377
Accrued interest receivable                                              1,945         2,686
Other assets                                                             2,211         3,855
                                                                     ---------     ---------

     Total assets                                                    $ 227,211     $ 226,027
                                                                     =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $ 148,621     $ 145,675
Securities sold under repurchase agreements                             17,430        13,185
Federal Home Loan Bank advances                                         31,000        36,000
Advances from borrowers for taxes and insurance                          1,404         1,593
Accrued interest payable                                                   364           296
Other liabilities                                                        2,128         1,920
                                                                     ---------     ---------
     Total liabilities                                                 200,947       198,669

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued and outstanding                                               --            --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                   27            27
Additional paid-in capital                                              26,448        26,436
Retained earnings                                                       24,227        23,990
Treasury stock at cost - 1,001,936 and 860,436 shares, at cost         (16,317)      (14,294)
Unearned ESOP shares                                                    (1,414)       (1,456)
Unearned MRP shares                                                       (465)         (550)
Accumulated other comprehensive income (loss)                           (6,242)       (6,795)
                                                                     ---------     ---------
     Total stockholders' equity                                         26,264        27,358
                                                                     ---------     ---------

         Total liabilities and stockholders' equity                  $ 227,211     $ 226,027
                                                                     =========     =========

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                          ---------------
                                                          2000      1999
                                                          ----      ----
Interest income
     Loans receivable                                    $1,657    $1,567
     Securities                                           2,265     1,996
                                                         ------    ------
         Total                                            3,922     3,563

Interest expense
     Deposits                                             1,818     1,713
     Federal Home Loan Bank advances                        459       135
                                                         ------    ------
         Total                                            2,277     1,848
                                                         ------    ------

Net interest income                                       1,645     1,715

Provision for loan losses                                    --        --
                                                         ------    ------

Net interest income after provision for loan losses       1,645     1,715

Noninterest income
     Gain on sale of real estate held for development        55        72
     Service fee income                                      51        39
     Other operating income                                   3        30
                                                         ------    ------
         Total noninterest income                           109       141

Noninterest expense
     Compensation and benefits                              770       777
     Occupancy and equipment expense                        120       150
     Advertising                                             41        48
     Other operating expenses                               212       236
                                                         ------    ------
         Total noninterest expense                        1,143     1,211
                                                         ------    ------

Income before income taxes                                  611       645

Income tax expense                                          205       219
                                                         ------    ------

     Net income                                          $  406    $  426
                                                         ======    ======


Basic earnings per share                                 $  .26    $  .22
Diluted earnings per share                               $  .26    $  .22

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      ------------------
                                                                      2000          1999
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $    406     $    426
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization (discount accretion) on securities         423          (62)
     Gain on sale of real estate held for development                    (55)         (72)
     Depreciation                                                         60           98
     ESOP compensation expense                                            54           61
     MRP compensation expense                                             85          112
     FHLB stock dividends                                                (31)          --
     Net change in:
         Accrued interest receivable                                     741          450
         Accrued interest payable                                         68          (48)
         Other assets                                                  1,360         (136)
         Other liabilities                                               284          360
                                                                    --------     --------

              Net cash from operating activities                       3,395        1,189


CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                 (1,092)      (1,541)
Purchase of securities available-for-sale                                 --      (40,426)
Maturities and calls of securities available-for-sale                     --       23,930
Principal repayments on mortgage-backed securities                       746        1,288
Purchase of FHLB stock                                                    --          (63)
Net change in real estate held for development                          (433)        (636)
Purchase of premises and equipment                                      (338)         (78)
                                                                    --------     --------

     Net cash from investing activities                               (1,117)     (17,526)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                 2,946          243
Net change in repurchase agreements                                    4,245          136
Net change in advances from borrowers for taxes and insurance           (189)        (142)
Net change in Federal Home Loan Bank  advances                        (5,000)       9,000
Purchase of treasury stock                                            (2,023)          --
Dividends paid                                                          (245)        (229)
                                                                    --------     --------

     Net cash from financing activities                                 (266)       9,008
                                                                    --------     --------

Net change in cash and cash equivalents                                2,012       (7,329)

Cash and cash equivalents at beginning of period                       4,024       10,709
                                                                    --------     --------

Cash and cash equivalents at end of period                          $  6,036     $  3,380
                                                                    ========     ========


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                   $  2,209     $  1,896
         Income taxes                                                     21           --

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                        Accumulated      Total
                                                    Additional            Unearned  Unearned               Other         Stock-
                                             Common  Paid-in   Retained     ESOP       MRP   Treasury  Comprehensive    holders'
                                              Stock  Capital   Earnings    Shares    Shares    Stock   Income (Loss)     Equity
                                              -----  -------   --------    ------    ------    -----   -------------     ------
              1999
              ----
Balance at January 1, 1999                    $ 27  $ 26,353   $ 22,211   $(1,628)  $(933)  $ (8,733)      $  (274)      $ 37,023
Net income                                      --        --        426        --      --         --            --            426
Change in fair value of securities
  available-for-sale, net of income taxes       --        --         --        --      --         --          (976)          (976)
                                                                                                                         --------
     Total comprehensive income (loss)          --        --         --        --      --         --            --           (550)

Dividends declared                              --      (229)        --        --      --         --            --           (229)
ESOP shares earned                              --        18                   43      --         --            --             61
MRP shares earned                               --        --         --        --     112         --            --            112
                                              ----  --------   --------   -------   -----   --------       -------       --------

Balance at March 31, 1999                     $ 27  $ 26,142   $ 22,637   $(1,585)  $(821)  $ (8,733)      $(1,250)      $ 36,417
                                              ====  ========   ========   =======   =====   ========       =======       ========



              2000
              ----
Balance at January 1, 2000                    $ 27  $ 26,436   $ 23,990   $(1,456)  $(550)  $(14,294)      $(6,795)      $ 27,358
Net income                                      --        --        406        --      --         --            --            406
Change in fair value of securities
   available-for-sale, net of income taxes      --        --         --        --      --         --           553            553
                                                                                                                         --------
     Total comprehensive income                                                                                               959

Purchase of 141,500 shares of treasury stock    --        --         --        --      --     (2,023)           --         (2,023)
Dividends declared                              --        --       (169)       --      --         --            --           (169)
ESOP shares earned                              --        12         --        42      --         --            --             54
MRP shares earned                               --        --         --        --      85         --            --             85
                                              ----  --------   --------   -------   -----   --------       -------       --------

Balance at March 31, 2000                     $ 27  $ 26,448   $ 24,227   $(1,414)  $(465)  $(16,317)      $(6,242)      $ 26,264
                                              ====  ========   ========   =======   =====   ========       =======       ========


          See accompanying notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation (PBI), and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2000 and December 31, 1999 and for the three-month periods ended March 31, 2000 and 1999. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet presented herein has been derived from the audited financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2000. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single-family residence lots provide the revenues in real estate development operations. All operations are domestic.

Information reported internally for performance assessment follows for the three month period ended March 31 for the years presented.

                                                             Real Estate
                                                    Banking  Development  Total
                                                    -------  -----------  -----

2000
   Net interest income                              $  1,645    $   --  $  1,645
   Gain on sale of real estate held for development       --        55        55
   Other revenue                                          54        --        54
   Other expenses                                      1,143        --     1,143
   Income tax expense                                    186        19       205
   Segment profit                                        370        36       406
   Segment assets                                    226,489       722   227,211

1999
   Net interest income                              $  1,715    $   --  $  1,715
   Gain on sale of real estate held for development       --        72        72
   Other revenue                                          69        --        69
   Other expenses                                      1,211        --     1,211
   Income tax expense                                    219        --       219
   Segment profit                                        354        72       426
   Segment assets                                    208,645     3,583   212,228


Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2000 and 1999.

                                                    2000              1999
                                                    ----              ----

         Net income as reported               $          406     $          426
         Weighted average common
           shares outstanding                      1,581,393          1,959,230
                                              --------------     --------------

              Basic earnings per share        $          .26     $          .22
                                              ==============     ==============


The effects of stock options and stock awards could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2000 or 1999 because to do so would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at March 31, 2000 to its financial condition at December 31, 1999 and the results of operations for the three months ended March 31, 2000 to the same period in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2000 were $227.2 million compared to $226.0 million at December 31, 1999, an increase of $1.2 million. The growth in total assets was primarily funded by deposits and securities sold under repurchase agreements. During the three months ended March 31, 2000, cash and cash equivalents increased by $2.0 million and loans increased $1.1 million while securities available-for-sale decreased by $332,000.

The allowance for loan losses was $500,000 at both March 31, 2000 and December 31, 1999. There were no impaired loans at either date.

Total liabilities at March 31, 2000 were $200.9 million compared to $198.7 million at December 31, 1999, an increase of $2.2 million, primarily due to increases in repurchase agreements of $4.2 million and an increase in deposits of $2.9 million. These increases were used to fund the growth in loans receivable, purchase 141,500 shares of the Company's common stock for treasury, and repay $5 million of Federal Home Loan Bank (FHLB) advances.

Stockholders' equity at March 31, 2000 was $26.3 million compared to $27.4 million at December 31, 1999, a decrease of $1.1 million. This decrease was primarily attributable to the purchase of 141,500 shares of the Company's common stock and the declaration of dividends of $169,000, partially offset by net income of $406,000 and an increase in the fair value of securities available-for-sale of $553,000, net of deferred taxes.

RESULTS OF OPERATIONS

Net income decreased to $406,000, or 4.7%, for the quarter ended March 31, 2000 from $426,000 for the quarter ended March 31, 1999. Fluctuations in net income are discussed below.

Net interest income was $1.6 million for the three months ended March 31, 2000 compared to $1.7 million for the same quarter in 1999. Although the Company's assets grew during the period, the net interest margin decreased to 3.30% for the 2000 period from 3.52% for the 1999 period. This was largely due to a decrease in the ratio of interest-earning assets to interest-bearing liabilities.

Noninterest income decreased $42,000 to $109,000 for the quarter ended March 31, 2000 due to lower gains on sale of real estate held for development and less miscellaneous income. Lot sales decreased in 2000 as a result of high demand early in the project development stages during 1999 with few remaining lots available in 2000.

Noninterest expense decreased to $1.1 million for the three-month period ended March 31, 2000 from $1.2 million for the three-month period ended March 31, 1999 primarily as a result of decreased occupancy and equipment expense.

The Company's federal income tax expense decreased to $205,000 for the three-month period ended March 31, 2000 from $219,000 for the three-month period ended March 31, 1999. The change in income tax was attributable to the decrease in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at March 31, 2000 was 59.72%.

At March 31, 2000, the Bank had $3,927,130 in commitments to originate loans and $2,469,000 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2000:

                             ACTUAL            REQUIRED             EXCESS
                             ------            --------             ------
                        AMOUNT       %      AMOUNT      %        AMOUNT      %
                        ------       -      ------      -        ------      -

Core capital         $    24,085   11.2%  $   8,627    4.0%  $    15,458    7.2%
Risk-based capital        24,585   27.7       7,099    8.0        17,486   19.7

YEAR 2000

The Company successfully completed its Year 2000 changeover without any problems or disruptions to operations. While management believes that it is unlikely, there can be no assurance that problems not yet apparent to the Company or its vendors will not arise as the year progresses. Management will continue to monitor all business processes and relationships with third parties to ensure that all processes continue to function properly. Expenses related to the Year 2000 changeover were not significant in the first quarters of 2000 or 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                       NPV as a % of
                 ------------Net Portfolio Value------------  ---------PV of Assets------
                             -------------------                       ------------
Change in Rates    $ Amount       $ Change       % Change      NPV Ratio         Change
---------------    --------       --------       --------      ---------         ------
   + 300 bp      $    20,361   $   (3,035)         (12.97)%       9.98%            -99bp
   + 200 bp           21,513       (1,883)          (8.05)       10.38             -58bp
   + 100 bp           22,585         (811)          (3.47)       10.74             -23bp
       0 bp           23,396           --              --           --              --
   - 100 bp           23,552          156            0.67        10.91              -5bp
   - 200 bp           23,290         (106)          (0.45)       10.68             -29bp
   - 300 bp           22,564         (832)          (3.56)       10.25             -71bp

Management has not yet completed the computation of NPV as of March 31, 2000 but estimates that the results would not be materially different than those presented above.

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                  None

ITEM 2.  CHANGES IN SECURITIES.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits - Not applicable.


                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARK BANCORP, INC.

Date: May 12, 2000                     /s/ David A. Remijas
                                        ----------------------------------------
                                        David A. Remijas
                                        President and Chief Executive Officer


Date: May 12, 2000                      /s/ Steven J. Pokrak
                                        ----------------------------------------
                                        Steven J. Pokrak
                                        Treasurer and Chief Financial Officer