Form 10-Q
period 2000-06-30
PARK BANCORP INC
filed 2000-08-14
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended June 30, 2000

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

As of August 10, 2000, the Registrant had outstanding 1,602,339 shares of common stock.

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

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                        JUNE 30,      DECEMBER 31,
                                                                         2000            1999
                                                                         ----            ----
                                     ASSETS
Cash and due from banks                                              $      1,272     $      1,389
Interest-bearing deposit accounts in other financial institutions           2,709            2,635
                                                                     ------------     ------------
     Total cash and cash equivalents                                        3,981            4,024

Securities available-for-sale                                             122,884          124,359
Loans receivable, net                                                      91,251           86,692
Federal Home Loan Bank stock                                                1,864            1,800
Real estate held for development                                              161              234
Premises and equipment, net                                                 2,604            2,377
Accrued interest receivable                                                 2,713            2,686
Other assets                                                                3,369            3,855
                                                                     ------------     ------------
TOTAL ASSETS                                                         $    228,827     $    226,027
                                                                     ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $    145,916     $    145,675
Securities sold under repurchase agreements                                17,902           13,185
Federal Home Loan Bank advances                                            35,000           36,000
Advances from borrowers for taxes and insurance                             1,751            1,593
Accrued interest payable                                                      407              296
Other liabilities                                                           1,918            1,920
                                                                     ------------     ------------
     Total liabilities                                                    202,894          198,669

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                   --               --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                      27               27
Additional paid-in capital                                                 26,458           26,436
Retained earnings                                                          24,462           23,990
Treasury stock at cost - 1,050,736 and 860,436 shares, at cost            (16,947)         (14,294)
Unearned ESOP shares                                                       (1,373)          (1,456)
Unearned MRP shares                                                          (381)            (550)
Accumulated other comprehensive income (loss)                              (6,313)          (6,795)
                                                                     ------------     ------------
     Total stockholders' equity                                            25,933           27,358
                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    228,827     $    226,027
                                                                     ============     ============


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                               THREE MONTHS                  SIX MONTHS
                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                         ------------------------     ------------------------
                                                             2000         1999           2000          1999
                                                             ----         ----           ----          ----
Interest income
     Loans receivable                                    $    1,746    $    1,584     $    3,403    $    3,151
     Securities and other                                     2,248         2,097          4,513         4,093
                                                         ----------    ----------     ----------    ----------
         Total                                                3,994         3,681          7,916         7,244

Interest expense
     Deposits and repurchase agreements                       1,902         1,687          3,720         3,400
     Federal Home Loan Bank advances                            504           259            963           394
                                                         ----------    ----------     ----------    ----------
         Total                                                2,406         1,946          4,683         3,794
                                                         ----------    ----------     ----------    ----------

Net interest income                                           1,588         1,735          3,233         3,450

Provision for loan losses                                        --            --             --            --
                                                         ----------    ----------     ----------    ----------

Net interest income after provision for
  loan losses                                                 1,588         1,735          3,233         3,450

Noninterest income
     Gain on sale of real estate held for development            96           264            151           336
     Gain on sale of securities available-for-sale                7            19              7            19
     Service fee income                                          52            40            103            79
     Other operating income                                      29            13             32            43
                                                         ----------    ----------     ----------    ----------
         Total noninterest income                               184           336            293           477

Noninterest expense
     Compensation and benefits                                  740           774          1,510         1,551
     Occupancy and equipment                                    152           145            272           295
     Data processing                                             36            39             73            77
     Advertising                                                 59            48            100            96
     Other operating expenses                                   171           172            346           370
                                                         ----------    ----------     ----------    ----------
         Total noninterest expense                            1,158         1,178          2,301         2,389
                                                         ----------    ----------     ----------    ----------

Income before income taxes                                      614           893          1,225         1,538

Income tax expense                                              199           296            404           515
                                                         ----------    ----------     ----------    ----------
     Net income                                          $      415    $      597     $      821    $    1,023
                                                         ==========    ==========     ==========    ==========

Basic earnings per share                                 $      .28    $      .30     $      .54    $      .52
Diluted earnings per share                               $      .28    $      .30     $      .54    $      .52

Comprehensive income (loss)                              $      344    $   (1,483)    $    1,303    $   (2,033)
                                                         ==========    ==========     ==========    ==========


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               -------------------------
                                                                                   2000          1999
                                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $      821     $    1,023
Adjustments to reconcile net income to net cash from
  operating activities
     Net discount accretion on securities                                             (22)          (119)
     Gain on sale of securities available-for-sale                                     (7)           (19)
     Gain on sale of real estate held for development                                (151)          (336)
     Depreciation                                                                     120            184
     ESOP compensation expense                                                        105            126
     MRP compensation expense                                                         169            181
     FHLB stock dividends                                                             (64)            --
     Net change in:
         Accrued interest receivable                                                  (27)          (254)
         Accrued interest payable                                                     111            (16)
         Other assets                                                                 236            (46)
         Other liabilities                                                             63            810
                                                                               ----------     ----------
         Net cash from operating activities                                         1,354          1,534

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                              --        (51,743)
Proceeds from sales, calls, and maturities of securities available-for-sale           125         26,163
Principal repayments on mortgage-backed securities                                  2,111          3,433
Net change in loans                                                                (4,559)        (6,200)
Purchases of FHLB stock                                                                --           (413)
Net change in real estate held for development                                        224           (818)
Purchase of premises and equipment                                                   (347)          (120)
                                                                               ----------     ----------
     Net cash from investing activities                                            (2,446)       (29,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                241            854
Net change in repurchase agreements                                                 4,717          4,118
Net change in advances from borrowers for taxes and insurance                         158            109
Net change in Federal Home Loan Bank advances                                      (1,000)        16,000
Dividends paid                                                                       (414)          (229)
Purchase of treasury stock                                                         (2,653)            --
                                                                               ----------     ----------
     Net cash from financing activities                                             1,049         20,852
                                                                               ----------     ----------
Net change in cash and cash equivalents                                               (43)        (7,312)

Cash and cash equivalents at beginning of period                                    4,024         10,709
                                                                               ----------     ----------
Cash and cash equivalents at end of period                                     $    3,981     $    3,397
                                                                               ==========     ==========
Cash paid during the period for
     Interest                                                                  $    4,572     $    3,762
     Income taxes                                                                     471            390


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                               Accumulated
                                                                                                                  Other
                                                                                                                 Compre-    Total
                                                         Additional            Unearned   Unearned               hensive    Stock-
                                                Common    Paid-in   Retained     ESOP       MRP      Treasury    Income    holders'
                                                 Stock    Capital   Earnings    Shares     Awards      Stock     (Loss)     Equity
                                               --------   --------  --------   --------   --------   --------   --------   --------
1999
----
Balance at January 1, 1999                     $     27   $ 26,353  $ 22,211   $ (1,628)  $   (933)  $ (8,733)  $   (274)  $ 37,023
Comprehensive income
    Net income                                       --         --     1,023         --         --         --         --      1,023
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification and tax effects        --         --        --         --         --         --     (3,056)    (3,056)
                                                                                                                           --------
       Total comprehensive income (loss)                                                                                     (2,033)

Dividends declared ($.24 per share)                  --         --      (484)        --         --         --         --       (484)
ESOP shares earned                                   --         40        --         86         --         --         --        126
MRP shares earned                                    --         --        --         --        181         --         --        181
                                               --------   --------  --------   --------   --------   --------   --------   --------

Balance at June 30, 1999                       $     27   $ 26,393  $ 22,750   $ (1,542)  $   (752)  $ (8,733)  $ (3,330)  $ 34,813
                                               ========   ========  ========   ========   ========   ========   ========   ========

2000
----
Balance at January 1, 2000                     $     27   $ 26,436  $ 23,990   $ (1,456)  $   (550)  $(14,294)  $ (6,795)  $ 27,358
Comprehensive income
    Net income                                       --         --       821         --         --         --         --        821
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification and tax effects        --         --        --         --         --         --        482        482
                                                                                                                           --------
       Total comprehensive income                                                                                             1,303

Purchase of 190,300 shares of treasury stock         --         --        --         --         --     (2,653)        --     (2,653)
Dividends declared ($.24 per share)                  --         --      (349)        --         --         --         --       (349)
ESOP shares earned                                   --         22        --         83         --         --         --        105
MRP shares earned                                    --         --        --         --        169         --         --        169
                                               --------   --------  --------   --------   --------   --------   --------   --------

Balance at June 30, 2000                       $     27   $ 26,458  $ 24,462   $ (1,373)  $   (381)  $(16,947)  $ (6,313)  $ 25,933
                                               ========   ========  ========   ========   ========   ========   ========   ========


                 See notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of June 30, 2000 and December 31, 1999 and for the six-month and three-month periods ended June 30, 2000 and 1999. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six-month and three-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single family-residence lots provide the revenues in real estate development operations. All operations are domestic.

Information reported internally for performance assessment follows for the six-month and three-month periods ended June 30, 2000 and 1999.

                                                                      Real Estate
                                                         Banking      Development        Total
                                                        ----------    -----------     ----------
Six Months Ended June 30, 2000
------------------------------
   Net interest income                                  $    3,233     $       --     $    3,233
   Gain on sale of real estate held for development             --            151            151
   Other revenue                                               142             --            142
   Other expenses                                            2,301             --          2,301
   Income tax expense                                          353             51            404
   Segment profit                                              721            100            821

Three Months Ended June 30, 2000
--------------------------------
   Net interest income                                  $    1,588     $       --     $    1,588
   Gain on sale of real estate held for development             --             96             96
   Other revenue                                                88             --             88
   Other expenses                                            1,158             --          1,158
   Income tax expense                                          167             32            199
   Segment profit                                              351             64            415

   Segment assets as of June 30, 2000                      228,666            161        228,827

                                                                      Real Estate
                                                         Banking      Development        Total
                                                        ----------    -----------     ----------
Six Months Ended June 30, 1999
------------------------------
   Net interest income                                  $    3,450     $       --     $    3,450
   Gain on sale of real estate held for development             --            336            336
   Other revenue                                               141             --            141
   Other expenses                                            2,389             --          2,389
   Income tax expense                                          515             --            515
   Segment profit                                              687            336          1,023

Three Months Ended June 30, 1999
--------------------------------
   Net interest income                                  $    1,735     $       --     $    1,735
   Gain on sale of real estate held for development             --            264            264
   Other revenue                                                72             --             72
   Other expenses                                            1,178             --          1,178
   Income tax expense                                          296             --            296
   Segment profit                                              333            264            597

   Segment assets as of June 30, 1999                      219,681          4,027        223,708


Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the six-month and three-month periods ended June 30, 2000 and 1999.

                                                  2000                            1999
                                                  ----                            ----
                                      Three Months    Six Months      Three Months    Six Months
                                     Ended June 30   Ended June 30   Ended June 30   Ended June 30
                                     -------------   -------------   -------------   -------------
    Net income as reported            $      415      $      821      $      597      $    1,023
    Weighted average common
      shares outstanding               1,486,414       1,533,904       1,963,021       1,961,125
                                      ----------      ----------      ----------      ----------

        Basic earnings per share      $      .28      $      .54      $      .30      $      .52
                                      ==========      ==========      ==========      ==========

The effects of stock options and stock awards could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2000 or 1999 because to do so would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at June 30, 2000 to its financial condition at December 31, 1999 and the results of operations for the six-month and three-month periods ended June 30, 2000 to the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2000 were $228.8 million compared to $226.0 million at December 31, 1999, an increase of $2.8 million. The growth in total assets was primarily funded by securities sold under repurchase agreements. During the six months ended June 30, 2000, loans increased $4.6 million while securities available-for-sale decreased $1.5 million.

The allowance for loan losses was $500,000 at both June 30, 2000 and December 31, 1999. There were no impaired loans at either date.

Total liabilities at June 30, 2000 were $202.9 million compared to $198.7 million at December 31, 1999, an increase of $4.2 million, primarily due to increases in repurchase agreements of $4.7 million. The increase was used to help fund the growth in loans receivable and repurchase 190,300 shares of the Company's common stock for treasury.

Stockholders' equity at June 30, 2000 was $25.9 million compared to $27.4 million at December 31, 1999, a decrease of $1.5 million. The decrease was primarily attributable to the repurchase of 190,300 shares of the Company's common stock and the declaration of dividends of $349,000, partially offset by net income of $821,000.

RESULTS OF OPERATIONS

Net income decreased $182,000 to $415,000 for the quarter ended June 30, 2000 compared to the same period in 1999. Net income decreased $202,000 to $821,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Fluctuations on net income are discussed below.

Net interest income was $1.6 million for the quarter ended June 30, 2000 compared to $1.7 million for the same period in 1999. Net interest income decreased to $3.2 million for the six-month period ended June 30, 2000 compared to $3.4 million for the same period in 1999. Although the Company's assets grew during the period, the net interest margin decreased to 2.90% and 2.98% for the three months and six months ended June 30, 2000, respectively, from 3.36% and 3.41% for the three months and six months ended June 30, 1999, respectively. The decreases in interest margins are primarily due to higher market interest rates and higher average balances of Federal Home Loan Bank advances in 2000 compared to the same periods in 1999.

The provision for loan losses was zero for the quarters and six-month periods ended June 30, 2000 and 1999. Management believes that the allowance is adequate based on: the low level of past due loans in the portfolio; actual loss experience; and current economic conditions. Most of the Company's loans are secured by first mortgages.

Noninterest income decreased $152,000 to $184,000 and decreased $184,000 to $293,000 for the three-month and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. These decreases are primarily due to lower gains on sale of real estate held for development and less miscellaneous income. Lot sales decreased in 2000 as a result of high demand early in the project development stages during 1999 with few remaining lots available in 2000.

Noninterest expense was $1.2 million for the quarters ended June 30, 2000 and 1999, and $2.3 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. There were no significant changes in the various categories of non-interest expense during these comparative periods.

The Company's federal income tax expense decreased $97,000 to $199,000 for the quarter ended June 30, 2000 compared to the same period in 1999, while income tax expense decreased $111,000 to $404,000 for the six-month period ended June 30, 2000 compared to the same period in 1999. Income tax expense was approximately 33% of pre-tax income in each period.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at June 30, 2000 was 60.36%.

At June 30, 2000, the Bank had $4.9 million in commitments to originate loans and $2.5 million in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2000:

                       ACTUAL                REQUIRED                EXCESS
                       AMOUNT        %        AMOUNT         %       AMOUNT           %
                       ------       ---       ------        ---      ------          ---
Core capital          $ 24,596      11.3%    $  8,740       4.0%    $ 15,856         7.3%
Risk-based capital      25,096      28.2        7,109       8.0       17,987        20.2

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2000, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (1.18)% and would result in a $3.2 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                NPV as a % of
                   ---------Net Portfolio Value-------      -----PV of Assets----
                            -------------------                  ------------
Change in Rates    $ Amount       $ Change    % Change      NPV Ratio      Change
---------------    --------       --------    --------      ---------      ------
   + 300 bp        $  19,426     $ (4,756)      (19.67)%       9.53%      -182 bp
   + 200 bp           21,025       (3,157)      (13.06)       10.16       -118 bp
   + 100 bp           22,657       (1,525)       (6.31)       10.79        -56 bp
       0 bp           24,182           --           --           --         --
   - 100 bp           25,219        1,037         4.29        11.68         34 bp
   - 200 bp           25,144          962         3.98        11.56         21 bp
   - 300 bp           24,863          681         2.82        11.34         -1 bp

Management has not yet completed the computation of NPV as of June 30, 2000 but estimates that the results would not be materially different than those presented above.

                          PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None

ITEM 2.  CHANGES IN SECURITIES.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  The annual meeting of stockholders was held on April 18, 2000. David A. Remijas and Robert W. Krug were elected to three-year terms as directors. In addition, the stockholders ratified the selection of Crowe, Chizek and Company LLP as independent public accountants for the Company for the year ending December 31, 2000.

                  Directors of the Company whose terms of office continued after meeting are as follows:

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits - Not applicable.


                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PARK BANCORP, INC.

Date: August 11, 2000                     /s/ David A. Remijas
                                          --------------------------------------
                                          David A. Remijas
                                          President and Chief Executive Officer


Date: August 11, 2000                     /s/ Steven J. Pokrak
                                          --------------------------------------
                                          Steven J. Pokrak
                                          Treasurer and Chief Financial Officer