Form 10-Q
period 2000-09-30
PARK BANCORP INC
filed 2000-11-14
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes ____X____   No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 8, 2000, the Registrant had outstanding 1,551,471 shares of common stock.

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

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                        2000          1999
                                                                     ---------     ---------
                                     ASSETS
Cash and due from banks                                              $     724     $   1,389
Interest-bearing deposit accounts in other financial institutions        2,996         2,635
                                                                     ---------     ---------
     Total cash and cash equivalents                                     3,720         4,024

Securities available-for-sale                                          122,190       124,359
Loans receivable, net                                                   92,036        86,692
Federal Home Loan Bank stock                                             1,900         1,800
Real estate held for development                                            61           234
Premises and equipment, net                                              2,254         2,377
Accrued interest receivable                                              1,925         2,686
Other assets                                                             3,605         3,855
                                                                     ---------     ---------

TOTAL ASSETS                                                         $ 227,691     $ 226,027
                                                                     =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $ 148,163     $ 145,675
Securities sold under repurchase agreements                             18,113        13,185
Federal Home Loan Bank advances                                         32,000        36,000
Advances from borrowers for taxes and insurance                            958         1,593
Accrued interest payable                                                   414           296
Other liabilities                                                        1,661         1,920
                                                                     ---------     ---------
     Total liabilities                                                 201,309       198,669

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                --            --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                   27            27
Additional paid-in capital                                              26,472        26,436
Retained earnings                                                       24,587        23,990
Treasury stock at cost - 1,106,736 and 860,436 shares, at cost         (17,696)      (14,294)
Unearned ESOP shares                                                    (1,332)       (1,456)
Unearned MRP shares                                                       (305)         (550)
Accumulated other comprehensive income (loss)                           (5,371)       (6,795)
                                                                     ---------     ---------
     Total stockholders' equity                                         26,382        27,358
                                                                     ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 227,691     $ 226,027
                                                                     =========     =========


                 See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                               THREE MONTHS                  NINE MONTHS
                                                            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         ------------------------     ------------------------
                                                            2000          1999           2000          1999
                                                            ----          ----           ----          ----
Interest income
     Loans receivable                                    $    1,760    $    1,624     $    5,163    $    4,715
     Securities and other                                     2,268         2,256          6,781         6,348
                                                         ----------    ----------     ----------    ----------
         Total                                                4,028         3,880         11,944        11,063

Interest expense
     Deposits and repurchase agreements                       2,015         1,693          5,735         5,093
     Federal Home Loan Bank advances                            553           451          1,516           844
                                                         ----------    ----------     ----------    ----------
         Total                                                2,568         2,144          7,251         5,937
                                                         ----------    ----------     ----------    ----------

Net interest income                                           1,460         1,736          4,693         5,126

Provision for loan losses                                        --            --             --            --
                                                         ----------    ----------     ----------    ----------

Net interest income after provision for
  loan losses                                                 1,460         1,736          4,693         5,126

Noninterest income
     Gain on sale of real estate held for development            71         1,164            222         1,500
     Gain on sale of securities available-for-sale               69            13             76            32
     Service fee income                                          51            49            170           128
     Other operating income                                       4            21             20            64
                                                         ----------    ----------     ----------    ----------
         Total noninterest income                               195         1,247            488         1,724

Noninterest expense
     Compensation and benefits                                  763           787          2,273         2,278
     Occupancy and equipment                                    159           159            431           454
     Data processing                                             35            33            108           110
     Advertising                                                 73            75            173           171
     Other operating expenses                                   167           185            513           555
                                                         ----------    ----------     ----------    ----------
         Total noninterest expense                            1,197         1,239          3,498         3,568
                                                         ----------    ----------     ----------    ----------

Income before income taxes                                      458         1,744          1,683         3,282

Income tax expense                                              159           583            563         1,098
                                                         ----------    ----------     ----------    ----------

     Net income                                          $      299    $    1,161     $    1,120    $    2,184
                                                         ==========    ==========     ==========    ==========


Basic earnings per share                                 $      .20    $      .61     $      .74    $     1.12
Diluted earnings per share                               $      .20    $      .61     $      .74    $     1.12

Comprehensive income (loss)                              $    1,241    $       (9)    $    2,544    $   (2,042)
                                                         ==========    ==========     ==========    ==========


                 See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    2000           1999
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $    1,120     $    2,184
Adjustments to reconcile net income to net cash from
  operating activities
     Net discount accretion on securities                                (8)           (87)
     Gain on sale of securities available-for-sale                      (76)           (32)
     Gain on sale of real estate held for development                  (222)        (1,500)
     Depreciation                                                       180            271
     ESOP compensation expense                                          160            192
     MRP compensation expense                                           245            288
     FHLB stock dividends                                              (100)            --
     Net change in:
         Accrued interest receivable                                    761            250
         Accrued interest payable                                       118             67
         Other assets                                                  (483)          (856)
         Other liabilities                                             (259)         1,157
                                                                 ----------     ----------

         Net cash from operating activities                           1,436          1,934

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                --        (61,447)
Maturities and calls of securities available-for-sale                    --         27,930
Sales of securities available-for-sale                                  549            502
Principal repayments on mortgage-backed securities                    3,861          5,812
Net change in loans                                                  (5,344)       (11,594)
Purchases of FHLB stock                                                  --           (713)
Net change in real estate held for development                          395          4,301
Purchase of premises and equipment                                      (57)          (155)
                                                                 ----------     ----------

     Net cash from investing activities                                (596)       (35,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                2,488          1,805
Net change in repurchase agreements                                   4,928          5,926
Net change in advances from borrowers for taxes and insurance          (635)           423
Net change in Federal Home Loan Bank advances                        (4,000)        22,000
Dividends paid                                                         (523)          (457)
Purchase of treasury stock                                           (3,402)        (3,491)
                                                                 ----------     ----------

     Net cash from financing activities                              (1,144)        26,206
                                                                 ----------     ----------

Net change in cash and cash equivalents                                (304)        (7,224)

Cash and cash equivalents at beginning of period                      4,024         10,709
                                                                 ----------     ----------

Cash and cash equivalents at end of period                       $    3,720     $    3,485
                                                                 ==========     ==========

Cash paid during the period for
     Interest                                                    $    7,140     $    5,823
     Income taxes                                                       630          1,160


                 See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                    Common                                                  Accumulated
                                                  Stock and                                                     Other       Total
                                                 Additional               Unearned     Unearned                Compre-      Stock-
                                                   Paid-in    Retained      ESOP         MRP      Treasury     hensive     holders'
                                                   Capital    Earnings     Shares       Awards      Stock   Income (Loss)   Equity
                                                  ---------   ---------   ---------   ---------   --------- ------------- ---------
1999
----
Balance at January 1, 1999                        $  26,380   $  22,211   $  (1,628)  $    (933)  $  (8,733)  $    (274)  $  37,023
Comprehensive income
   Net income                                            --       2,184          --          --          --          --       2,184
   Change in fair value of securities
     available-for-sale, net of reclassification
     and tax effects                                     --          --          --          --          --      (4,226)     (4,226)
                                                                                                                          ---------
     Total comprehensive income (loss)                                                                                       (2,042)

Dividends declared ($.24 per share)                      --        (457)         --          --          --          --        (457)
Purchase of 212,311 shares of treasury stock             --          --          --          --      (3,491)         --      (3,491)
ESOP shares earned                                       63          --         129          --          --          --         192
MRP shares earned                                        --          --          --         288          --          --         288
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance at September 30, 1999                     $  26,443   $  23,938   $  (1,499)  $    (645)  $ (12,224)  $  (4,500)  $  31,513
                                                  =========   =========   =========   =========   =========   =========   =========

2000
----
Balance at January 1, 2000                        $  26,463   $  23,990   $  (1,456)  $    (550)  $ (14,294)  $  (6,795)  $  27,358
Comprehensive income
   Net income                                            --       1,120          --          --          --          --       1,120
   Change in fair value of securities
     available-for-sale, net of reclassification
     and tax effects                                     --          --          --          --          --       1,424       1,424
                                                                                                                          ---------
     Total comprehensive income                                                                                               2,544

Purchase of 246,300 shares of treasury stock             --          --          --          --      (3,402)         --      (3,402)
Dividends declared ($.36 per share)                      --        (523)         --          --          --          --        (523)
ESOP shares earned                                       36          --         124          --          --          --         160
MRP shares earned                                        --          --          --         245          --          --         245
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance at September 30, 2000                     $  26,499   $  24,587   $  (1,332)  $    (305)  $ (17,696)  $  (5,371)  $  26,382
                                                  =========   =========   =========   =========   =========   =========   =========


                See notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of September 30, 2000 and December 31, 1999 and for the nine-month and three-month periods ended September 30, 2000 and 1999. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company's financial statements for the year ending December 31, 2000. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single family-residence lots provide the revenues in real estate development operations. All operations are domestic.

Information reported internally for performance assessment for the nine-month and three-month periods ended September 30, 2000 and 1999 follows.

                                                                      Real Estate
                                                          Banking     Development      Total
                                                          -------     -----------      -----
Nine Months Ended September 30, 2000
------------------------------------
    Net interest income                                 $    4,693    $       --    $    4,693
    Gain on sale of real estate held for development            --           222           222
    Other revenue                                              266            --           266
    Other expenses                                           3,498            --         3,498
    Income tax expense                                         488            75           563
    Segment profit                                             973           147         1,120

Three Months Ended September 30, 2000
--------------------------------------
    Net interest income                                 $    1,460    $       --    $    1,460
    Gain on sale of real estate held for development            --            71            71
    Other revenue                                              124            --           124
    Other expenses                                           1,197            --         1,197
    Income tax expense                                         135            24           159
    Segment profit                                             252            47           299

Segment assets as of September 30, 2000                 $  227,630    $       61    $  227,691

                                                                      Real Estate
                                                          Banking     Development      Total
                                                          -------     -----------      -----
Nine Months Ended September 30, 1999
------------------------------------
    Net interest income                                 $    5,126    $       --    $    5,126
    Gain on sale of real estate held for development            --         1,500         1,500
    Other revenue                                              224            --           224
    Other expenses                                           3,568            --         3,568
    Income tax expense                                         588           510         1,098
    Segment profit                                           1,194           990         2,184

Three Months Ended September 30, 1999
-------------------------------------
    Net interest income                                 $    1,736    $       --    $    1,736
    Gain on sale of real estate held for development            --         1,164         1,164
    Other revenue                                               83            --            83
    Other expenses                                           1,239            --         1,239
    Income tax expense                                         187           396           583
    Segment profit                                             393           768         1,161

Segment assets as of September 30, 1999                 $  229,584    $       72    $  229,656


Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999.

                                  Three Months Ended           Nine Months Ended
                                     September 30,               September 30,
                                  2000          1999          2000          1999
                                  ----          ----          ----          ----
Net income as reported         $      299    $    1,161    $    1,120    $    2,184
Weighted average common
  shares outstanding            1,467,769     1,910,046     1,511,698     1,945,169
                               ----------    ----------    ----------    ----------

   Basic earnings per share    $      .20    $      .61    $      .74    $     1.12
                               ==========    ==========    ==========    ==========



The effects of stock options and stock awards could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 or 1999 because to do so would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at September 30, 2000 to its financial condition at December 31, 1999 and the results of operations for the nine-month and three-month periods ended September 30, 2000 to the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2000 were $227.7 million compared to $226.0 million at December 31, 1999, an increase of $1.7 million. The growth in total assets was primarily funded by securities sold under repurchase agreements and an increase in deposits. During the nine months ended September 30, 2000, loans increased $5.3 million while securities available-for-sale decreased $2.2 million.

The allowance for loan losses was $500,000 at both September 30, 2000 and December 31, 1999. There were no impaired loans at either date.

Total liabilities at September 30, 2000 were $201.3 million compared to $198.7 million at December 31, 1999, an increase of $2.6 million, primarily due to increases in securities sold under repurchase agreements of $4.9 million and deposits of $2.5 million, partially offset by a decrease in Federal Home Loan Bank (FHLB) advances of $4.0 million. The net increase in these liabilities, as well as the decrease in securities available-for-sale, was used to help fund the growth in loans receivable and repurchase 246,300 shares of the Company's common stock for treasury.

Stockholders' equity at September 30, 2000 was $26.4 million compared to $27.4 million at December 31, 1999, a decrease of $1.0 million. The decrease was primarily attributable to the repurchase of 246,300 shares of the Company's common stock and the declaration of dividends of $523,000, partially offset by net income of $1.1 million and unrealized gains on securities available-for-sale, net of tax, of $1.4 million.

RESULTS OF OPERATIONS

Net income decreased $862,000 to $299,000 for the quarter ended September 30, 2000 compared to the same period in 1999. Net income decreased $1.1 million to $1.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Fluctuations in net income are discussed below.

Net interest income was $1.5 million for the quarter ended September 30, 2000 compared to $1.7 million for the same period in 1999. Net interest income decreased to $4.7 million for the nine-month period ended September 30, 2000 compared to $5.1 million for the same period in 1999. Although the Company's assets grew during the 2000 period, the net interest margin decreased to 2.66% and 2.87% for the three months and nine months ended September 30, 2000, respectively, from 3.18% and 3.29% for the three months and nine months ended September 30, 1999, respectively. The decreases in interest margins are primarily due to higher market interest rates and higher average balances of FHLB advances in 2000 compared to the same periods in 1999. FHLB advances generally have higher interest rates than deposit liabilities. In addition, the ratio of interest-earning assets to interest-bearing liabilities has continued to decrease as a result of continued stock buybacks and the payment of dividends. The ratio of average interest-earning assets to average interest-bearing liabilities was 110.4% and 117.5% for the nine months ended September 30, 2000 and 1999, respectively.

The provision for loan losses was zero for the quarters and nine-month periods ended September 30, 2000 and 1999. Management believes that the allowance is adequate based on: the low level of past due loans in the portfolio; actual loss experience; and current economic conditions. Most of the Company's loans are secured by first mortgages on residential real estate.

Noninterest income decreased $1,052,000 to $195,000 and decreased $1,236,000 to $488,000 for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. These decreases are primarily due to lower gains on sales of real estate held for development. Lot sales decreased in 2000 as a result of high demand early in the project development stages during 1999 with few remaining lots available for sale in 2000.

Noninterest expense was $1.2 million for the quarters ended September 30, 2000 and 1999 and $3.5 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively. There were no significant changes in the various categories of noninterest expense during these comparative periods.

The Company's federal income tax expense decreased $424,000 to $159,000 for the quarter ended September 30, 2000 compared to the same period in 1999, while income tax expense decreased $535,000 to $563,000 for the nine-month period ended September 30, 2000 compared to the same period in 1999. Income tax expense was approximately 34% of pre-tax income in each period.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's average regulatory liquidity at September 30, 2000 was 62%, approximately the same as in 1999.

At September 30, 2000, the Bank had $3.3 million in commitments to originate loans and $4.1 million in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2000:

                                      ACTUAL                  REQUIRED                  EXCESS
                                      ------                  --------                  ------
                                 AMOUNT         %         AMOUNT         %         AMOUNT         %
                                 ------         -         ------         -         ------         -
Core capital (to adjusted
  total assets)                $  24,962      11.56%    $   8,635       4.00%    $  16,327       7.56%
Total risk-based capital
  (to risk-weighted assets)       25,462      29.03         7,016       8.00        18,446      21.03

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2000, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (7.70)% and would result in a $17.0 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

                                    INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
                                         -------------------                           ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------
          + 300 bp         $    (2,487)    $    (24,553)      (111)%             (1.33)%        (1,159) bp
          + 200 bp               5,024          (17,043)       (77)               2.56            (770) bp
          + 100 bp              13,233           (8,834)       (40)               6.45            (381) bp
              0 bp              22,066               --         --               10.26                0 bp
          - 100 bp              30,719            8,653         39               13.67             +341 bp
          - 200 bp              32,288           10,221         46               14.20             +394 bp
          - 300 bp              33,037           10,970         50               14.41             +415 bp

The Bank has experienced a significant increase in interest rate risk since 1998, primarily as a result of investing in callable fixed rate U.S. Government Agency securities with maturities exceeding ten years. Management is currently evaluating various alternatives to reduce interest rate risk, including using the paydowns of mortgage-backed securities and fixed rate loans to reduce outstanding advances. The Company has no plans in the foreseeable future to purchase callable securities.

Management has not yet completed the computation of NPV as of September 30, 2000 but estimates that the results would not be materially different than those presented above.

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                  None

ITEM 2.  CHANGES IN SECURITIES.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits - Not applicable.

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PARK BANCORP, INC.

Date:  November 14, 2000                  /s/ David A. Remijas
                                          --------------------------------------
                                          David A. Remijas
                                          President and Chief Executive Officer


Date:  November 14, 2000                  /s/ Steven J. Pokrak
                                          --------------------------------------
                                          Steven J. Pokrak
                                          Treasurer and Chief Financial Officer