Form 10-K405
period 2000-12-31
PARK BANCORP INC
filed 2001-03-27
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01, PAR VALUE PER SHARE
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__     No _____


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $18,091,000 as of March 13, 2001.

As of March 13, 2001, the Registrant had outstanding 1,546,471 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 24, 2001. Incorporated into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Park Bancorp, Inc. ("the Company") is a bank holding company engaged in the business of banking through its wholly owned subsidiary, Park Federal Savings Bank ("the Bank"), and real estate development through its wholly owned subsidiary, PBI Development Corporation ("PBI"). The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. The Bank also has two wholly owned subsidiaries. GPS Development Corp. ("GPS") is an Illinois corporation, which participates in residential real estate development projects. GPS Corporation is an Illinois corporation, which conducts limited insurance activities.

The Bank attracts retail deposits from the general public in the area surrounding its offices and invests those deposits, together with funds generated from operations and other borrowings, primarily in fixed-rate, one-to-four-family residential mortgage loans and securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank's revenues are derived principally from interest on its loans and securities. The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank ("FHLB"), securities sold under repurchase agreements, and principal and interest payments on loans and securities.

MARKET AREA AND COMPETITION

The Bank is a community-oriented savings bank. The Bank's primary deposit gathering area is concentrated in the communities surrounding its offices, while its lending activities primarily include areas throughout Cook, DuPage, and Will Counties.

The Bank's market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank's Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds. Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families. The Bank's Westmont office is located in DuPage County, which consists predominantly of middle to upper income families.

The Bank does not formally track real estate values or construction starts in its primary market areas; however, the officers and directors of the Bank maintain relationships with area contractors and real estate agents, which enable them to continually monitor the trends in housing construction and real estate sales in the Bank's primary market areas. In addition, the Bank obtains information on real estate sales on a periodic basis through public records. Management is not aware of any material adverse trends in real estate values in its market area.

The Bank's competition for loans comes principally from savings institutions, mortgage banking companies, and commercial banks. Its most direct competition for deposits has historically come from savings institutions, commercial banks, and credit unions. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.

LENDING ACTIVITIES

GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2000, the Bank had total gross loans outstanding of $101.6 million, of which $71.4 million were one-to-four family residential mortgage loans, or 70.2% of the Bank's total gross loans. The remainder of the portfolio consists of $10.9 million of multi-family mortgage loans, or 10.8% of total gross loans; $5.3 million of commercial real estate loans, or 5.2% of total gross loans; $9.1 million of construction and land loans, or 9.0% of total gross loans; and consumer and other loans of $4.9 million, or 4.8% of total gross loans. The Bank had no loans held for sale at December 31, 2000.

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

                         -------------------------------------------At December 31,--------------------------------------------
                                                                    ---------------
                         -------2000-------   -------1999-------   -------1998-------   -------1997-------   -------1996-------
                                   Percent              Percent              Percent              Percent              Percent
                          Amount   of Total    Amount   of Total   Amount    of Total    Amount   of Total    Amount   of Total
                         -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
Real estate
    Residential
       One-to-four-
         family          $71,375     70.23%   $66,826     75.03%   $60,103     77.51%   $55,634     79.24%   $53,757     78.88%
       Multi-family       10,924     10.75      9,847     11.05      9,947     12.83      7,860     11.19      8,168     11.99
    Commercial             5,316      5.23      3,756      4.22      3,200      4.12      1,794      2.56      1,716      2.52
    Construction and
      land                 9,130      8.98      6,076      6.82      1,963      2.53      3,421      4.87      3,284      4.82
Consumer and other         4,882      4.81      2,561      2.88      2,333      3.01      1,501      2.14      1,223      1.79
                         -------   -------    -------   -------    -------   -------    -------   -------    -------   -------

    Total loans, gross   101,627    100.00%    89,066    100.00%    77,546    100.00%    70,210    100.00%    68,148    100.00%
                                   =======              =======              =======              =======              =======

Undisbursed portion
  of loans
  funds                   (3,763)              (1,543)                (910)              (1,042)              (1,043)
Deferred loan
  origination fees
  and unearned
  discounts                 (347)                (331)                (360)                (341)                (426)
Allowance for
  loan losses               (500)                (500)                (500)                (500)                (500)
                         -------              -------              -------              -------              -------

    Total loans, net     $97,017              $86,692              $75,776              $68,327              $66,179
                         =======              =======              =======              =======              =======

LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans at December 31, 2000. The table does not include principal prepayments.

                                  --------------Real Estate Loans--------------
                                                -----------------
                                  One-to-                          Construction  Consumer     Total
                                   Four-      Multi-                   and         and        Loans
                                  Family      Family    Commercial     Land       Other     Receivable
                                  ------      ------    ----------     ----      --------   ----------
Amounts due
    One year or less             $    550    $    406    $    293    $  7,967    $  1,793    $ 11,009

    After one year
       More than one year
         to three years             1,005         240         848       1,163       1,819       5,075
       More than three years
         to five years                849       1,905       1,579          --         842       5,175
       More than five years
         to ten years               5,516       3,721         597          --         201      10,035
       More than ten years
         to twenty years           16,163       3,276       1,999          --         227      21,665
       More than twenty years      47,292       1,376          --          --          --      48,668
                                 --------    --------    --------    --------    --------    --------

          Total due after
            December 31, 2001      70,825      10,518       5,023       1,163       3,089      90,618
                                 --------    --------    --------    --------    --------    --------

              Gross loans
                receivable       $ 71,375    $ 10,924    $  5,316    $  9,130    $  4,882    $101,627
                                 ========    ========    ========    ========    ========    ========

The following table sets forth at December 31, 2000 the dollar amount of total gross loans receivable contractually due after December 31, 2001 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                  -----Due After December 31, 2001---
                                                                       ---------------------------
                                                                    Fixed     Adjustable      Total
                                                                    -----     ----------      -----
    Real estate loans
       Residential
          One-to-four-family                                      $  65,469    $   5,356    $  70,825
          Multi-family                                               10,518           --       10,518
       Commercial                                                     5,023           --        5,023
       Construction and land                                          1,163           --        1,163
    Consumer and other                                                2,159          930        3,089
                                                                  ---------    ---------    ---------

       Total gross loans receivable                               $  84,332    $   6,286    $  90,618
                                                                  =========    =========    =========

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

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                                 2000          1999          1998
                                                                 ----          ----          ----
    Beginning balance, net                                    $  86,692     $  77,546     $  70,210
       Loans originated
           One-to-four-family                                    11,039        16,911        17,554
           Multi-family                                           2,710         3,357         4,223
           Commercial                                             6,062         2,715         1,616
           Construction and land                                 10,032        11,275         9,322
           Consumer and other                                     1,316           774           658
                                                              ---------     ---------     ---------
              Total loans originated                             31,159        35,032        33,373
       Loans purchased                                              656           646           798
                                                              ---------     ---------     ---------
                                                                 31,815        35,678        34,171

    Principal payments                                          (19,270)      (25,899)      (28,737)
    Change in undisbursed loan funds                             (2,220)         (633)          132
                                                              ---------     ---------     ---------

       Ending balance, net                                    $  97,017     $  86,692     $  75,776
                                                              =========     =========     =========

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

The Bank offers adjustable rate mortgage ("ARM") loans as a means of reducing its exposure to changes in interest rates. However, the volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and the availability of funds. In recent years, the Bank has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. ARM loans pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. The ARM loans currently offered by the Bank do not provide for initial deep discount "teaser" interest rates. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to constitute a significant portion of the Bank's loan portfolio.

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

Construction lending may be viewed as involving a greater degree of risk than one-to-four family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

Consumer and Other Lending. The Bank's consumer and other loans generally consist of automobile loans, second mortgage loans, loans secured by deposits, commercial lines of credit secured by real estate, and participations purchased.

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2000, the Bank had $2.5 million in purchased mortgage loans and loan participations serviced by others, totaling 2.5% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

Delinquencies and Classified Assets. The Board of Directors and management perform a monthly review of all loans sixty days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank sends the borrower a written notice of nonpayment after the loan is first past due. If the loan is not brought current and it becomes necessary to take legal action, which occurs after a loan is delinquent at least 60 days, the Bank may commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold.

Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss" assets, depending upon the severity of the delinquency status or repayment capacity of the borrower. The likelihood of collection on the loan declines with each classification, and assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2000, the Bank had $458,000 of assets classified as "Special Mention." No assets were classified as "Substandard," "Doubtful," or "Loss."

NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and other real estate owned ("REO"). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31 presented below, the amount of interest income that would have been recognized on nonaccrual loans is immaterial to the financial statements.

                                        ----------------------At December 31,-----------------------
                                                              ---------------
                                          2000         1999         1998         1997         1996
                                          ----         ----         ----         ----         ----
Nonaccrual loans
     Residential real estate
         One-to-four-family             $    457     $     --     $    188     $    241     $     93
         Multi-family                         --           --           --           99          190
     Commercial                               --           --           --           --           --
     Construction and land                    --           --           --           --           --
     Consumer and other                        1           63           --            8           16
                                        --------     --------     --------     --------     --------
Total nonperforming loans                    458           63          188          348          299
REO                                           --           --           --           60           60
                                        --------     --------     --------     --------     --------

Total nonperforming assets              $    458     $     63     $    188     $    408     $    359
                                        ========     ========     ========     ========     ========

At December 31, 2000, there were eight loans totaling $571,000 that were 60 to 89 days delinquent.

                                        ------------------------At December 31,----------------------
                                                                ---------------
                                          2000          1999         1998         1997          1996
                                          ----          ----         ----         ----          ----
Allowance for loan losses as a
  percent of gross loans receivable         0.49%        0.56%        0.64%        0.71%        0.73%

Allowance for loan losses as a per-
   cent of total nonperforming loans      109.17       793.65       265.96       143.68       167.22

Nonperforming loans as a percent of
  gross loans receivable(1)                 0.45         0.07         0.24         0.50         0.44

Nonperforming assets as a percentage
  of total assets(1)                        0.19         0.03         0.09         0.23         0.20

(1) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio, its classifications of individual loans, and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable that are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Bank will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for loan losses for the years set forth in the table.

                                  2000        1999        1998        1997        1996
                                  ----        ----        ----        ----        ----
Balance at beginning of year    $    500    $    500    $    500    $    500    $    573
Provision for loan losses             --          --          --          --          --
Charge-offs
    Multi-family                      --          --          --          --         (73)
                                --------    --------    --------    --------    --------
       Total                          --          --          --          --         (73)
Recoveries                            --          --          --          --          --
                                --------    --------    --------    --------    --------

Balance at end of year          $    500    $    500    $    500    $    500    $    500
                                ========    ========    ========    ========    ========

Net charge-offs to average
  gross loans outstanding             --          --          --          --        0.12%

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                  ---------------------------------------At December 31,----------------------------------------
                                                         ---------------
                  ------------2000--------------  ------------1999--------------  -------------1998-------------
                                      Percent of                      Percent of                      Percent of
                                        Gross                           Gross                           Gross
                                       Loans in                        Loans in                        Loans in
                                         Each                            Each                            Each
                          Percent of   Category            Percent of  Category            Percent of  Category
                          Allowance    to Total            Allowance   to Total            Allowance   to Total
                           to Total     Gross               to Total    Gross               to Total    Gross
                  Amount  Allowance     Loans     Amount   Allowance    Loans     Amount   Allowance    Loans
                  ------     -----      -----     ------     -----      -----     ------     -----      -----
One-to-four-
  family          $  177     35.40%     70.23%    $  267     53.40%     75.03%    $  301     60.20%     77.51%
Multi-family          55     11.00      10.75         98     19.60      11.05         99     19.80      12.83
Commercial            60     12.00       5.23         38      7.60       4.22         32      6.40       4.12
Construction
  and land            54     10.80       8.98         61     12.20       6.82         20      4.00       2.53
Consumer and
  other               49      9.80       4.81         11      2.20       2.88         11      2.20       3.01
Unallocated          105     21.00         --         25      5.00         --         37      7.40         --
                  ------    ------     ------     ------    ------     ------     ------    ------     ------

   Total
     allowance
     for loan
     losses       $  500     100.0%    100.00%    $  500    100.00%    100.00%    $  500    100.00%    100.00%
                  ======     =====     ======     ======    ======     ======     ======    ======     ======

[WIDE TABLE CONTINUED FROM ABOVE]

                  ------------------------At December 31,-----------------------
                                          ---------------
                  ------------1997--------------   ------------1996-------------
                                      Percent of                      Percent of
                                        Gross                           Gross
                                       Loans in                        Loans in
                                         Each                            Each
                           Percent of  Category            Percent of  Category
                           Allowance   to Total            Allowance   to Total
                            to Total     Gross              to Total    Gross
                  Amount   Allowance    Loans     Amount   Allowance    Loans
                  ------     -----      -----     ------     -----      -----
One-to-four-
  family          $  278     55.60%     79.24%    $  269     53.80%     78.88%
Multi-family          79     15.80      11.19         82     16.40      11.99
Commercial            36      7.20       2.56         35      7.00       2.52
Construction
  and land            68     13.60       4.87         65     13.00       4.82
Consumer and
  other                4      0.80       2.14          6      1.20       1.79
Unallocated           35      7.00         --         43      8.60         --
                  ------    ------     ------     ------    ------     ------

   Total
     allowance
     for loan
     losses       $  500    100.00%    100.00%    $  500    100.00%    100.00%
                  ======    ======     ======     ======    ======     ======

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

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing or increasing, respectively, the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of debt securities may be adversely affected by changes in interest rates.

All United States government agency notes held at December 31, 2000 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on July 1, 1998. SFAS 133 states that all derivative instruments shall be recorded at fair value in the financial statements and addresses the accounting for derivative instruments such as hedges and swaps. As permitted by SFAS 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale at the adoption date on July 1, 1998.

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.

                                    ------------------------------At December 31,------------------------------
                                                                  ---------------
                                    -----------2000--------   ----------1999---------   ----------1998---------
                                               ----                     ----                      ----
                                      Carrying      Fair       Carrying       Fair       Carrying       Fair
                                       Amount       Value       Amount        Value       Amount        Value
                                       ------       -----       ------        -----       ------        -----
Available-for-sale
    U.S. government agency notes    $   103,691  $  103,691   $   98,022   $   98,022   $   87,231   $   87,231
    Mortgage-backed securities
       FNMA (1)                           7,842       7,842       10,122       10,122       12,608       12,608
       FHLMC (2)                         10,771      10,771       13,118       13,118        7,326        7,326
    Municipal securities                  1,036       1,036          895          895          343          343
    Equity securities                     1,880       1,880        2,202        2,202          998          998
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total available-for-sale     $   125,220  $  125,220   $  124,359   $  124,359   $  108,506   $  108,506
                                    ===========  ==========   ==========   ==========   ==========   ==========


(1)  Federal National Mortgage Association.

(2)  Federal Home Loan Mortgage Corporation.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 2000. All of the Company's securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

                            -----------------------------------------At December 31, 2000-----------------------------------------
                                                                     --------------------
                                                    More than One       More than Five         More than
                             One Year or Less    Year to Five Years   Years to Ten Years       Ten Years              Total
                             ----------------    ------------------   ------------------       ---------              -----

                                      Weighted             Weighted             Weighted             Weighted             Weighted
                            Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                             Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Securities
    U.S. government agency
      notes                 $     --        --%  $     --        --%  $  1,994       7.0%  $101,697      6.78%  $103,691      6.78%
    Municipal securities          --        --         --        --         --        --      1,036      4.88      1,036      4.88
    Equity securities             --        --         --        --         --        --         --        --      1,880      3.66
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

       Total securities     $     --        --   $     --        --   $  1,994       7.0%  $102,733      6.76%  $106,607      6.71%
                            ========  ========   ========  ========   ========  ========   ========  ========   ========  ========


Mortgage-backed securities
    FNMA                    $    218      7.24%  $  2,495      6.02%  $  2,677      5.83%  $  2,452      7.64%  $  7,842      6.50%
    FHLMC                         --        --      3,599      5.50      5,047      6.44      2,125      7.43     10,771      6.32
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
       Total mortgage-
         backed securities  $    218      7.24%  $  6,094      5.71%  $  7,724      6.23%  $  4,577      7.54%  $ 18,613      6.40%
                            ========  ========   ========  ========   ========  ========   ========  ========   ========  ========

Included in the table above are $103.7 million of FHLB notes that are callable at the option of the FHLB. During 1999, the Company increased its holdings in longer-term FHLB notes, which were primarily financed by FHLB advances. Callable and variable rate FHLB advances totaled $36 million and $19 million at December 31, 2000, respectively. The increased investments in FHLB notes and FHLB advances were undertaken to improve net interest income and leverage capital. The Company has call risk on both the investing and borrowing positions of this leverage strategy. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

The Company expects that a significant amount of the FHLB notes will be called in 2001.

SOURCES OF FUNDS

GENERAL. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2000, the Bank had $58.3 million of certificate accounts maturing in a year or less. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

                                                                    ---------Years Ended December 31,--------
                                                                             -----------------------
                                                                        2000           1999           1998
                                                                        ----           ----           ----
    Net deposits (withdrawals)                                      $    (3,820)   $    (8,693)   $    10,460
    Interest credited on deposit accounts                                 6,118          6,018          6,025
                                                                    -----------    -----------    -----------

        Total increase (decrease) in deposit accounts               $     2,298    $    (2,675)   $    16,485
                                                                    ===========    ===========    ===========

At December 31, 2000, the Bank had $17.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                                  Weighted
                                                                                                   Average
         Maturity Period                                                             Amount         Rate
         ---------------                                                             ------         ----
    Three months or less                                                           $     3,069        5.94%
    Over three through six months                                                        2,705        6.05
    Over six through twelve months                                                       4,182        6.54
    Over twelve months                                                                   7,176        6.60
                                                                                   -----------    --------

        Total                                                                      $    17,132        6.39%
                                                                                   ===========    ========

The following table sets forth the distribution of the Bank's deposit accounts for the years indicated.

                                        -----------------------------December 31,-----------------------------
                                                                     ------------
                                       ---------2000--------    --------1999---------    ---------1998--------
                                                  Percent of               Percent of               Percent of
                                        Amount      Total        Amount      Total        Amount      Total
                                       --------    --------     --------    --------     --------    --------
Passbook accounts                      $ 32,416       21.91%    $ 31,832       21.85%    $ 31,675       21.35%
Money market savings accounts             6,548        4.42        6,612        4.54        6,185        4.17
NOW accounts                              8,167        5.52        7,891        5.42        7,472        5.04
Non-interest-bearing accounts             3,904        2.64        2,698        1.85        1,743        1.17
                                       --------    --------     --------    --------     --------    --------
     Total transaction accounts          51,035       34.49       49,033       33.66       47,075       31.73

Certificate accounts
     3.00% to 3.99%                       1,016         .69        2,056        1.41        1,027         .69
     4.00% to 4.99%                       5,418        3.66       31,857       21.87       17,085       11.52
     5.00% to 5.99%                      34,886       23.58       54,586       37.47       63,110       42.54
     6.00% to 6.99%                      52,976       35.80        8,143        5.59       20,053       13.52
     7.00% to 7.99%                       2,642        1.78           --          --           --          --
                                       --------    --------     --------    --------     --------    --------

         Total certificate accounts      96,938       65.51       96,642       66.34      101,275       68.27
                                       --------    --------     --------    --------     --------    --------

              Total deposits           $147,973      100.00%    $145,675      100.00%    $148,350      100.00%
                                       ========    ========     ========    ========     ========    ========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.

                       -----------------Period to Maturity from December 31, 2000---------------
                                        -----------------------------------------
                       Less than     1 to       2 to       3 to       4 to   More than
                         1 Year    2 Years    3 Years    4 Years    5 Years    5 Years     Total
                         ------    -------    -------    -------    -------    -------     -----
Certificate accounts
    3.00% to 3.99%      $   832    $   184    $    --    $    --    $    --    $    --    $ 1,016
    4.00% to 4.99%        4,609        429         46        294         --         40      5,418
    5.00% to 5.99%       24,676      7,485      1,377      1,026        318          4     34,886
    6.00% to 6.99%       26,583     23,869        188      1,056        252      1,028     52,976
    7.00% to 7.99%        1,638      1,004         --         --         --         --      2,642
                        -------    -------    -------    -------    -------    -------    -------

       Total            $58,338    $32,971    $ 1,611    $ 2,376    $   570    $ 1,072    $96,938
                        =======    =======    =======    =======    =======    =======    =======

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $36 million of FHLB advances outstanding at December 31, 2000, which carry interest rates ranging from 4.95% to 6.55% and mature on various dates, subject to certain call options by the FHLB.

The Company's borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:
                                                           2000         1999
                                                           ----         ----

         Balance at year end                            $  18,686    $  13,185
         Maximum month end balance during the year         18,686       13,185
         Average balance during the year                   17,055        9,713
         Average interest rate at year end                   6.80%        6.00%
         Average interest rate during the year               6.68         5.78

SUBSIDIARY ACTIVITIES

The Company engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through their wholly owned subsidiaries, PBI and GPS. The Company has been engaged in this activity since 1985 and, since that time, has developed and sold over 600 units in five different subdivisions in the Chicago metropolitan area. PBI and GPS provide all of the capital for a project in exchange for an ownership interest that entitles them to a percentage of the profit or loss generated by the joint venture. PBI and GPS have an interest in the net profit of each joint venture with the percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profit distributions are defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return to PBI and GPS on such capital contribution.

At December 31, 2000, GPS is involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots. As of December 31, 2000, 86 lots have been sold. PBI is involved in the Prairie Trail South development located in Batavia, Illinois. The project consists of 96 single-family lots. As of December 31, 2000, 94 lots have been sold.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. PBI and GPS incur substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project as development costs are incurred. Positive cash flows do not occur until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy has been stable in recent years, there can be no assurance that it will continue to be favorable. For the years ended December 31, 2000, 1999, and 1998, gains on the sales of real estate held for development totaled $318,000, $1,601,000, and $817,000, respectively.

EMPLOYEES

At December 31, 2000, the Company had 52 full-time equivalent employees. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

REGULATION

The Bank is subject to regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors, rather than the stockholders of the Company. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in the regulatory structure or the applicable statutes or regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company, the Bank, and their operations.

RECENT FEDERAL LEGISLATIVE INITIATIVES. IMPACT OF THE GRAMM-LEACH-BLILEY ACT. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act ("the GLB Act"), which, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms. The GLB Act significantly reforms various aspects of the financial services business, including but not limited to: (i) the establishment of a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies;

(ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The GLB Act restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

The provisions in the GLB Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase our authority to affiliate with securities firms, insurance companies or other financial companies. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit the Company's competitors.

The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Final regulations have been passed regarding customer privacy under the GLB Act, however, compliance with such privacy regulations is voluntary until July 2001.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 1,120 stockholders as of December 31, 2000. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2000 and 1999.

                               --------------2000---------------    ---------------1999--------------
                                             ----                                  ----
                                                       Dividends                            Dividends
                                 High         Low      Declared       High         Low      Declared
                                 ----         ---      --------       ----         ---      --------
         First quarter         $ 14.88     $ 11.63      $ 0.12      $ 15.00     $ 13.50      $ 0.12
         Second quarter          13.38       11.75        0.12        15.38       13.50        0.12
         Third quarter           13.63       12.25        0.12        16.50       15.00        0.12
         Fourth quarter          13.50       12.00        0.12        15.88       13.75        0.12


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

SELECTED FINANCIAL DATA

                                    ---------At or for the year ended December 31,--------
                                             -------------------------------------
                                      2000        1999        1998        1997        1996
                                      ----        ----        ----        ----        ----
Total assets                        $235,183    $226,027    $203,788    $176,672    $178,194
Cash and cash equivalents              4,066       4,024      10,709       7,812       6,213
Securities available-for-sale        125,220     124,359     108,506      37,101      50,109
Securities held-to-maturity               --          --          --      55,736      47,840
Loans receivable, net(1)              97,017      86,692      75,776      68,327      66,179
Deposits                             147,973     145,675     148,350     131,865     128,852
Securities sold under repurchase
  agreements                          18,686      13,185       6,418       4,250          --
FHLB advances                         36,000      36,000      10,000          --       5,000
Stockholders' equity                  29,279      27,358      37,023      38,601      42,457

Interest income                       16,006      14,920      13,792      12,464      11,335
Interest expense                       9,873       8,171       7,410       6,390       6,320
Net interest income                    6,133       6,749       6,382       6,074       5,015
Provision for loan losses                 --          --          --          --          --
Noninterest income                       723       2,045       1,151         585         307
Noninterest expense                    4,497       4,702       4,252       4,261       3,718
Income tax expense                       802       1,385       1,130         855         543
Net income                             1,557       2,707       2,151       1,543       1,061

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                  ----------At or for the Year Ended December 31,----------
                                                            -------------------------------------
                                                   2000         1999         1998         1997         1996
                                                   ----         ----         ----         ----         ----
PERFORMANCE RATIOS:
     Return on average assets                      0.68%        1.23%        1.09%        0.87%        0.65%
     Return on average equity                      5.86         7.87         5.59         3.84         3.92
     Average equity to average assets             11.64        15.61        19.52        22.75        16.48
     Dividend payout ratio                        44.64        34.28           --           --           --
     Net interest rate spread(2)                   2.30         2.56         2.52         2.58         2.48
     Net interest margin(3)                        2.80         3.20         3.39         3.61         3.19
     Efficiency ratio(4)                          65.59        53.47        56.44        63.99        69.86
     Noninterest expense to average assets         1.97         2.13         2.16         2.41         2.26

ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of gross loans receivable(5)        0.45%        0.07%        0.24%        0.50%        0.44%
     Nonperforming assets as a
       percentage of total assets(5)               0.19         0.03         0.09         0.23         0.20
     Allowance for loan losses as a
       percent of gross loans receivable           0.49         0.56         0.64         0.71         0.73
     Allowance for loan losses as a
       percent of nonperforming loans(5)         109.17       793.65       265.96       143.68       167.22

OTHER DATA:
     Number of full service offices                   3            3            3            3            3


(1) The allowance for loan losses at December 31, 2000, 1999, 1998, 1997, and 1996, was $500,000.

(2) The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3) The net interest margin represents net interest income as a percent of average interest-earning assets.

(4) The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.

(5) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary business of the Company is the ownership of the Bank. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as income from real estate development activities and service fees. Noninterest expense consists of employee compensation and benefits, occupancy and equipment expense, and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2000, 1999, and 1998. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

                                         ----------------------------------Year Ended December 31,----------------------------------
                                                                           ----------------------
                                         --------------2000----------   --------------1999-----------   ------------1998------------
                                                       ----                           ----                          ----
                                                               Average                        Average                        Average
                                          Average              Yield/    Average              Yield/    Average              Yield/
                                          Balance    Interest   Cost     Balance    Interest   Cost     Balance    Interest   Cost
                                          -------    --------   ----     -------    --------   ----     -------    --------   ----
ASSETS
   Interest-earnings assets
     Securities, net(1)                  $ 102,271   $  7,569   7.40%   $ 100,310   $  7,107   7.09%   $  85,510   $  6,038   7.06%
     Loans receivable(2)                    90,801      6,973   7.68       81,453      6,294   7.73       73,022      6,000   8.22
     Mortgage-backed securities, net(1)     20,839      1,332   6.39       23,429      1,378   5.88       20,387      1,280   6.28
     Interest-earning deposits and
       other investments                     4,936        132   2.67        5,411        141   2.61        9,499        474   4.99
                                         ---------   --------           ---------   --------           ---------   --------
       Total interest-earning assets       218,847     16,006   7.31      210,603     14,920   7.08      188,418     13,792   7.32
   Non-interest-earning assets               9,435                          9,731                          8,830
                                         ---------                      ---------                      ---------

     Total assets                        $ 228,282                      $ 220,334                      $ 197,248
                                         =========                      =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                   $  32,369        752   2.32    $  32,309        811   2.51    $  31,656        801   2.53%
     Money market savings accounts           6,495        258   3.97        6,251        219   3.50        5,704        218   3.82
     NOW accounts                           10,459        104    .99        8,897         97   1.09        7,000        111   1.59
     Certificate accounts                   96,727      5,554   5.74       99,821      5,263   5.27       94,646      5,432   5.74
                                         ---------   --------           ---------   --------           ---------   --------
       Total deposits                      146,050      6,668   4.57      147,278      6,390   4.34      139,006      6,562   4.72
     FHLB advances and other borrowings     51,055      3,205   6.28       33,482      1,781   5.32       15,500        848   5.47
                                         ---------   --------           ---------   --------           ---------   --------
       Total interest-bearing
         liabilities                       197,105      9,873   5.01      180,760      8,171   4.52      154,506      7,410   4.80
                                                     --------                       --------                       --------
   Non-interest-bearing liabilities          4,613                          5,189                          4,244
                                         ---------                      ---------                      ---------
     Total liabilities                     201,718                        185,949                        158,750
   Stockholders' equity                     26,564                         34,385                         38,498
                                         ---------                      ---------                      ---------

     Total liabilities and
       stockholders' equity              $ 228,282                      $ 220,334                      $ 197,248
                                         =========                      =========                      =========

   Net interest income                               $  6,133                       $  6,749                       $  6,382
                                                     ========                       ========                       ========

   Net interest rate spread(3)                                  2.30%                          2.56%                          2.52%
   Net interest margin(4)                                       2.80%                          3.20%                          3.39%
   Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                               111.03%             116.51%                        121.95%

(1)  Includes unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                     ------2000 Compared to 1999-------     -------1999 Compared to 1998-----
                                           ---------------------                   ---------------------
                                        Increase (Decrease) Due to              Increase (Decrease) Due to
                                        --------------------------              --------------------------
                                      Volume        Rate          Net        Volume       Rate          Net
                                     --------     --------     --------     --------    --------     --------
INTEREST EARNED ON
    Securities, net                  $    141     $    321     $    462     $  1,049    $     20     $  1,069
    Loans receivable, net                 718          (39)         679          666        (372)         294
    Mortgage-backed securities,
      net                                (149)         103          (46)         183         (85)          98
    Interest-earning deposits
      and other investments               (13)           4           (9)          --        (333)        (333)
                                     --------     --------     --------     --------    --------     --------
       Total interest-earning
         assets                           697          389        1,086        1,898        (770)       1,128
                                     --------     --------     --------     --------    --------     --------

INTEREST EXPENSE ON
    Passbook savings accounts               2          (61)         (59)          16          (6)          10
    Money market savings accounts           9           30           39           20         (19)           1
    NOW accounts                           --            7            7           26         (40)         (14)
    Certificate accounts                 (171)         462          291          287        (456)        (169)
    FHLB advances and other
      borrowings                        1,060          364        1,424          957         (24)         933
                                     --------     --------     --------     --------    --------     --------
       Total interest-bearing
         liabilities                      900          802        1,702        1,306        (545)         761
                                     --------     --------     --------     --------    --------     --------

Change in net interest income        $   (203)    $   (413)    $   (616)    $    592    $   (225)    $    367
                                     ========     ========     ========     ========    ========     ========


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

Total assets at December 31, 2000 were $235.2 million compared to $226.0 million at December 31, 1999, an increase of $ 9.2 million. During 2000, loans increased by $10.3 million to $97.0 million. In 2000, each segment of the loan portfolio increased in volume. The growth in total assets was primarily funded by increases in securities sold under repurchase agreements and deposits.

The allowance for loan losses was $500,000 at both December 31, 2000 and 1999. There were no impaired loans at either date. Nonaccrual loans were $458,000 at December 31, 2000 compared to $63,000 at the prior year-end. Substantially all nonaccrual loans at December 31, 2000 are secured by mortgages on one-to-four family residences. Losses, if any, on nonaccrual loans are not expected to be significant. No loan charge offs occurred in the two years ended December 31, 2000.

Total liabilities at December 31, 2000 were $205.9 million compared to $198.7 million at December 31, 1999, an increase of $7.2 million. The change is attributable to a $5.5 million increase in securities sold under repurchase agreements and a $2.3 million increase in deposits. The net increase in these liabilities was used to help fund the growth in loans receivable and purchase of 266,500 shares of the Company's common stock for treasury.

Stockholders' equity at December 31, 2000 was $29.3 million compared to $27.4 million at December 31, 1999, an increase of $1.9 million, primarily due to net income of $1.6 million and the increase in fair value of securities classified as available-for-sale of $4.2 million, net of deferred taxes, offset by the purchase of 266,500 shares of treasury stock for $3.7 million, and cash dividends of $695,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

General

Net income decreased to $1.6 million in 2000 from $2.7 million in 1999. The decrease is primarily due to decreases in the Company's net interest income and decreased gains on sales of real estate held for development.

Net Interest Income

Interest income in 2000 was $16.0 million compared to $14.9 million in 1999, an increase of 7.3%. The increase in interest income was due primarily to an increase in the average balances of loans receivable and higher yields on securities.

Interest expense in 2000 was $9.9 million compared to $8.2 million in 1999, an increase of 20.8%. The increase in interest expense is due to an increase in the average balance of FHLB advances and securities sold under repurchase agreements in 2000 combined with increased rates paid on certificates of deposit and FHLB advances and other borrowings.

Net interest income declined by $616,000 in 2000. The decrease was primarily due to higher rates paid on certificates of deposit, FHLB advances, and other borrowings, which are generally more expensive funding sources than core deposits.

The average balance of FHLB advances and other borrowings was $51.1 million in 2000 compared to $33.5 million in 1999. In 1999, the Company began a strategy to leverage capital and improve net interest income by investing in callable U.S. Government agency notes financed by FHLB advances. This strategy narrowed margins, as the net interest spread declined to 2.30% in 2000 compared to 2.56% in 1999. Net interest income as a percentage of average earning assets was 2.80% in 2000 and 3.20% in 1999.

Provision for Loan Losses

There was no provision for losses on loans in 2000 and 1999. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Noninterest Income

Noninterest income in 2000 was $723,000 compared to $2.0 million in 1999. The decrease was primarily attributable to decreased sales volume of real estate held for development which generated gains of $318,000 in 2000 compared to $1.6 million in 1999. The inventory of residential lots available for sale was substantially less in 2000 compared to 1999. Only four lots remain for sale at December 31, 2000 which will not result in significant gains in 2001. The Company will continue to seek other viable real estate development opportunities in the Chicago metropolitan area. The gain on sale of real estate held for development is dependent on the development of property and sale of lots.

Noninterest Expense

Noninterest expense in 2000 was $4.5 million compared to $4.7 million in 1999, a decrease of 4.4%. The largest component of the decrease was compensation and benefits. Expense for the management recognition plan ("MRP") and the supplemental executive retirement plan ("SERP") decreased $144,000 in 2000.

Income Taxes

Income tax expense was $802,000 in 2000 compared to $1.4 million in 1999. The decrease in income tax expense was primarily due to a decrease of $1.7 million in pre-tax income in 2000. Federal income tax expense was approximately 34% of pre-tax income in 2000 and 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

General

Net income increased to $2.7 million in 1999 from $2.2 million in 1998. The increase is primarily due to increases in the Company's net interest income and increased gains on sales of real estate held for development.

Net Interest Income

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

Net interest income increased $367,000 in 1999 resulting in net interest income to average earning assets declining to 3.20% in 1999 from 3.39% in 1998. The decrease in the interest margin is partially due to the leveraging strategy involving callable U.S. government agency notes financed by FHLB advances. Net interest income increased in dollars while the margin decreased.

Provision for Loan Losses

There was no provision for losses on loans in 1999. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and economic conditions. Nonaccrual loans were $63,000 and $188,000 at December 31, 1999 and 1998, respectively.

Noninterest Income

Noninterest income in 1999 was $2.0 million compared to $1.2 million in 1998, an increase of 77.7%. The increase was primarily attributable to increased sales volume of real estate held for development, which generated gains of $1.6 million in 1999 compared to $817,000 in 1998.

Because of increased demand for lots from builders at PBI's Prairie Trail South development in Batavia, Illinois, the Company recognized profits more quickly than projected. A total of 91 lots were sold in 1999 with the remaining 5 lots under contract. In 1999, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consists of 88 single-family lots of which 20 lots were sold in 1999.

Noninterest Expense

Noninterest expense in 1999 was $4.7 million compared to $4.3 million in 1998, an increase of 10.6%. The largest component of the increase was compensation and benefits related to the management recognition plan and supplemental executive retirement plan. Inflation and merit pay raises also increased compensation expense in 1999.

Income Taxes

Income tax expense was $1.4 million in 1999 compared to $1.1 million in 1998, an increase of 22.6%. The increase in income tax expense was primarily due to an increase of $811,000 in pre-tax income in 1999. Federal income tax expense was approximately 34% of pre-tax income in both 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's average regulatory liquidity ratios were 59.67%, 61.43%, and 52.51%, for the years ended December 31, 2000, 1999, and 1998, respectively.

The Company's cash flows are comprised of three primary classifications--cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1.0 million, $2.5 million, and $1.7 million in 2000, 1999, and 1998, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $3.6 million, $24.0 million, and $24.7 million in 2000, 1999, and 1998, respectively.

At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $25.6 million, or 11.6% of adjusted total assets, which is above the required level of $8.8 million, or 4.0%; and total risk-based capital of $26.1 million, or 29.0% of risk-weighted assets, which is above the required level of $7.2 million, or 8.0%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $4.1 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At December 31, 2000, the Bank had outstanding commitments to originate mortgage loans of $2.5 million compared to $882,000 at December 31, 1999. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2000 totaled $58.3 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. As of December 31, 2000, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (6.99)% and would result in a $16.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                  NPV as a % of
                  ---------Net Portfolio Value---------    -------PV of Assets------
                           -------------------                    ------------
Change in Rates   $ Amount      $ Change       % Change    NPV Ratio         Change
---------------   --------      --------       --------    ---------         ------
   + 300 bp       $   2,543    $(23,693)         (90)%        1.32%       (1,056 bp)
   + 200 bp           9,846     (16,390)         (62)         4.89          (699 bp)
   + 100 bp          17,810      (8,426)         (32)         8.45          (343 bp)
       0 bp          26,236          --           --         11.88               --
   - 100 bp          29,467       3,231           12         13.05            117 bp
   - 200 bp          29,378       3,142           12         12.92            104 bp
   - 300 bp          29,759       3,523           13         12.96            108 bp

The Bank and the Company do not maintain any securities for trading purposes. The Bank and the Company do not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank and the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

The Bank has experienced a significant increase in interest rate risk since 1998, primarily as a result of investing in callable fixed rate U.S. Government Agency securities with maturities exceeding ten years. Management is currently evaluating various alternatives to reduce interest rate risk. The Company has no plans in the foreseeable future to purchase callable securities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. This information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement ("the Proxy Statement") for its Annual Meeting of Stockholders to be held on April 24, 2001 under the caption "Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" and is incorporated herein by reference.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" and is incorporated herein by reference.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1,2  Financial Statements and Schedules

          See Index to Financial Information on page F-1.

     3    Exhibits

          See Exhibit Index on page i.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2001.

                                        PARK BANCORP, INC.



                                        By: /s/ David A. Remijas
                                            ------------------------------------
                                                David A. Remijas
                                                 Chairman of the Board,
                                                 President, and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                           Title                      Date
             ----                           -----                      ----

/s/ David A. Remijas           Chairman of the Board,             March 13, 2001
---------------------------    President, and Chief Executive
David A. Remijas               Officer (principal executive
                               officer)


/s/ Steven J. Pokrak           Treasurer and Chief Financial      March 13, 2001
---------------------------    Officer (principal financial
Steven J. Pokrak               and accounting officer)


/s/ Richard J. Remijas, Jr.    Executive Vice President, Chief    March 13, 2001
---------------------------    Operating Officer, Corporate
Richard J. Remijas, Jr.        Secretary, and Director


/s/ Joseph M. Judickas, Jr.    Director                           March 13, 2001
---------------------------
Joseph M. Judickas, Jr.

/s/ Robert W. Krug             Director                           March 13, 2001
---------------------------
Robert W. Krug

/s/ John J. Murphy             Director                           March 13, 2001
---------------------------
John J. Murphy

/s/ Paul Shukis                Director                           March 13, 2001
---------------------------
Paul Shukis

                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 2000


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

                       PARK BANCORP, INC. AND SUBSIDIARIES

                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998





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

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................. F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................. F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments on July 1, 1998 to conform with Statement of Financial Accounting Standards No. 133.



                                     Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 26, 2001

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                  2000           1999
                                                                  ----           ----
ASSETS
Cash and due from banks                                        $    1,218     $    1,389
Interest-bearing deposits with other financial institutions         2,848          2,635
                                                               ----------     ----------
    Total cash and cash equivalents                                 4,066          4,024

Securities available-for-sale                                     125,220        124,359
Loans receivable, net                                              97,017         86,692
Federal Home Loan Bank stock                                        1,938          1,800
Real estate held for development                                      276            234
Premises and equipment, net                                         2,225          2,377
Accrued interest receivable                                         2,724          2,686
Other assets                                                        1,717          3,855
                                                               ----------     ----------

    Total assets                                               $  235,183     $  226,027
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                    $    3,904     $    2,698
       Interest-bearing                                           144,069        142,977
                                                               ----------     ----------
          Total deposits                                          147,973        145,675

    Securities sold under repurchase agreements                    18,686         13,185
    Advances from borrowers for taxes and insurance                 1,740          1,593
    Federal Home Loan Bank advances                                36,000         36,000
    Accrued interest payable                                          496            296
    Other liabilities                                               1,009          1,920
                                                               ----------     ----------
       Total liabilities                                          205,904        198,669

Stockholders' equity
    Preferred stock, $.01 par value per share, authorized
      1,000,000 shares; none issued and outstanding                    --             --
    Common stock, $.01 par value per share;
      authorized 9,000,000 shares, issued 2,701,441 shares             27             27
    Additional paid-in capital                                     26,486         26,436
    Retained earnings                                              24,852         23,990
    Treasury stock, 1,126,936 and 860,436 shares, at cost         (17,956)       (14,294)
    Unearned ESOP shares                                           (1,290)        (1,456)
    Unearned MRP shares                                              (223)          (550)
    Accumulated other comprehensive income (loss)                  (2,617)        (6,795)
                                                               ----------     ----------
       Total stockholders' equity                                  29,279         27,358
                                                               ----------     ----------

          Total liabilities and stockholders' equity           $  235,183     $  226,027
                                                               ==========     ==========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999, and 1998
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                      2000          1999          1998
                                                                      ----          ----          ----
Interest income
    Loans receivable                                               $    6,973    $    6,294    $    6,000
    Securities                                                          8,901         8,485         7,318
    Interest-bearing deposits with other financial institutions           132           141           474
                                                                   ----------    ----------    ----------
                                                                       16,006        14,920        13,792
Interest expense
    Deposits                                                            6,668         6,390         6,562
    Federal Home Loan Bank advances and other borrowings                3,205         1,781           848
                                                                   ----------    ----------    ----------
                                                                        9,873         8,171         7,410
                                                                   ----------    ----------    ----------

NET INTEREST INCOME                                                     6,133         6,749         6,382

Provision for loan losses                                                  --            --            --
                                                                   ----------    ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     6,133         6,749         6,382

Noninterest income
    Gains on sales of securities                                           76           110             4
    Gains on sales of real estate held for development                    318         1,601           817
    Service fee income                                                    227           252           239
    Other operating income                                                102            82            91
                                                                   ----------    ----------    ----------
                                                                          723         2,045         1,151

Noninterest expense
    Compensation and benefits                                           2,934         3,044         2,694
    Occupancy and equipment                                               492           542           478
    Federal deposit insurance premiums                                     85           139           136
    Data processing services                                              143           146           140
    Advertising                                                           175           212           188
    Other operating expenses                                              668           619           616
                                                                   ----------    ----------    ----------
                                                                        4,497         4,702         4,252
                                                                   ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                              2,359         4,092         3,281

Income tax expense                                                        802         1,385         1,130
                                                                   ----------    ----------    ----------

NET INCOME                                                         $    1,557    $    2,707    $    2,151
                                                                   ==========    ==========    ==========

Basic earnings per share                                           $     1.04    $     1.43    $     1.03
                                                                   ==========    ==========    ==========

Diluted earnings per share                                         $     1.04    $     1.43    $     1.02
                                                                   ==========    ==========    ==========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999, and 1998
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                         Accumulated
                                     Additional                      Unearned  Unearned      Other         Total
                              Common  Paid-in   Retained   Treasury    ESOP      MRP     Comprehensive  Stockholders'  Comprehensive
                               Stock  Capital   Earnings    Stock     Shares    Shares   Income (Loss)     Equity          Income
                               -----  -------   --------    -----     ------    ------   ------------      ------          ------
Balance at January 1, 1998   $    27  $ 26,222  $ 20,060  $ (4,693)  $(1,807)  $(1,226)    $     18       $ 38,601

Comprehensive income
    Net income                    --        --     2,151        --        --        --           --          2,151         $ 2,151
    Effect of transfer of
      securities held-to-
      maturity to available-
      for sale, net               --        --        --        --        --        --           74             74              74

    Change in fair value
      of securities
      available-for-sale, net     --        --        --        --        --        --         (366)          (366)           (366)
                                                                                                                           -------

       Total comprehensive
         income                                                                                                            $ 1,859
                                                                                                                           =======

Purchase of 230,973 shares
  of treasury stock at cost       --        --        --    (4,040)       --        --           --         (4,040)

ESOP shares released              --       117        --        --       179        --           --            296

MRP shares earned                 --        14        --        --        --       293           --            307
                             -------  --------  --------  --------  --------   -------     --------       --------

Balance at December 31, 1998      27    26,353    22,211    (8,733)   (1,628)     (933)        (274)        37,023

Comprehensive income
    Net income                    --        --     2,707        --        --        --           --          2,707         $ 2,707
    Change in fair value
      of securities
      available-for-sale, net     --        --        --        --        --        --       (6,521)        (6,521)         (6,521)
                                                                                                                           -------
       Total comprehensive
         income (loss)                                                                                                     $(3,814)
                                                                                                                           =======


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999, and 1998
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                         Accumulated
                                      Additional                      Unearned  Unearned     Other         Total
                              Common   Paid-in   Retained  Treasury     ESOP       MRP   Comprehensive  Stockholders'  Comprehensive
                              Stock    Capital   Earnings   Stock      Shares    Shares  Income (Loss)     Equity         Income
                              -----    -------   --------   -----      ------    ------  ------------      ------         ------
Cash dividends declared
  ($.48 per share)           $    --  $     --  $   (928)  $     --   $    --   $     --   $     --      $   (928)

Purchase of 345,811 shares
  of treasury stock at cost       --        --        --     (5,561)       --         --         --        (5,561)

ESOP shares released              --        83        --         --       172         --         --           255

MRP shares earned                 --        --        --         --        --        383         --           383
                             -------  --------  --------   --------   -------   --------   --------      --------

Balance at December 31, 1999      27    26,436    23,990    (14,294)   (1,456)      (550)    (6,795)       27,358

Comprehensive income
    Net income                    --        --     1,557         --        --         --         --         1,557        $  1,557
    Change in fair value of
      securities available-
      for-sale, net               --        --        --         --        --         --      4,178         4,178           4,178
                                                                                                                         --------
       Total comprehensive
         income                                                                                                          $  5,735
                                                                                                                         ========
Cash dividends declared
  ($.48 per share)                --        --      (695)        --        --         --         --          (695)

Purchase of 266,500 shares
  of treasury stock at cost       --        --        --     (3,662)       --         --         --        (3,662)

ESOP shares released              --        50        --         --       166         --         --           216

MRP shares earned                 --        --        --         --        --        327         --           327
                             -------  --------  --------   --------   -------   --------   --------      --------

Balance at December 31,
  2000                       $    27  $ 26,486  $ 24,852   $(17,956)  $(1,290)  $   (223)  $ (2,617)     $ 29,279
                             =======  ========  ========   ========   =======   ========   ========      ========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999, and 1998
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                   2000           1999          1998
                                                                   ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $    1,557     $    2,707     $    2,151
    Adjustments to reconcile net income to net cash from
      operating activities
       Net discount accretion                                         (35)           (56)           (99)
       Loss on sale of foreclosed real estate                          --             --              6
       Gains on sales of securities available-for-sale                (76)          (110)            (4)
       Depreciation                                                   209            201            206
       Deferred income tax benefit                                    (49)          (107)           (87)
       Deferred loan fees                                              17            (28)            21
       Net change in accrued interest receivable                      (38)          (537)          (607)
       Net change in other assets                                     (14)           (40)           232
       Net change in accrued interest payable                         200             58             63
       Net change in other liabilities                               (825)         1,388             44
       ESOP expense                                                   216            255            296
       Stock awards earned                                            327            383            307
       FHLB stock dividends                                          (138)            --             --
       Gains on sales of real estate held for development            (318)        (1,601)          (817)
                                                               ----------     ----------     ----------
          Net cash from operating activities                        1,033          2,513          1,712

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                           (10,342)       (10,888)        (7,470)
    Maturities and calls of securities available-for-sale              --         27,930         74,490
    Maturities and calls of securities held-to-maturity                --             --         21,000
    Purchases of securities available-for-sale                         --        (61,619)       (79,775)
    Purchases of securities held-to-maturity                           --             --        (40,238)
    Sales of securities available-for-sale                            549          1,532            756
    Principal repayments on mortgage-backed securities              5,031          6,590          7,758
    Purchases of Federal Home Loan Bank stock                          --           (913)           (46)
    Proceeds from sales of real estate held for development         1,479          8,593          3,029
    Investment in real estate held for development                 (1,203)        (4,353)        (2,815)
    Proceeds from sales of foreclosed real estate                      --             --             54
    Expenditures for premises and equipment                           (57)           (39)          (256)
                                                               ----------     ----------     ----------
       Net cash from investing activities                          (4,543)       (33,167)       (23,513)


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999, and 1998
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                     2000           1999           1998
                                                                     ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                       $    2,298     $   (2,675)    $   16,485
    Net change in securities sold under repurchase agreements         5,501          6,767          2,168
    Net change in advances from borrowers for taxes and
      insurance                                                         147            121             85
    Dividends paid to stockholders                                     (732)          (683)            --
    Purchases of treasury stock                                      (3,662)        (5,561)        (4,040)
    Federal Home Loan Bank advances                                      --         31,000         10,000
    Repayment of Federal Home Loan Bank advances                         --         (5,000)            --
                                                                 ----------     ----------     ----------
       Net cash from financing activities                             3,552         23,969         24,698
                                                                 ----------     ----------     ----------

Net change in cash and cash equivalents                                  42         (6,685)         2,897

Cash and cash equivalents at beginning of year                        4,024         10,709          7,812
                                                                 ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    4,066     $    4,024     $   10,709
                                                                 ==========     ==========     ==========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                  $    9,673     $    8,113     $    7,347
       Income taxes                                                     850          1,480          1,062

Supplemental disclosures of noncash investing activities
    Transfer of securities to available-for-sale from
       held-to-maturity on July 1, 1998, at fair value                   --             --         73,267


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. ("the Company"), and its wholly owned subsidiaries Park Federal Savings Bank ("the Bank") and PBI Development Corporation ("PBI"), which conducts real estate development activities. The Bank has two wholly owned subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. ("GPS"), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

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

Federal Home Loan Bank stock is carried at cost.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, deferred loan origination fees, and discounts.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required using past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, residential construction, and consumer loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

Real Estate Held for Development: The Company, through PBI and GPS, engages in the development of residential real estate lots in partnership with local developers. Since the Company and the Bank provide substantially all of the financing for these projects, they have been reflected as wholly owned investments in real estate held for development. Land inventories and real estate projects under development are valued at the lower of acquisition cost plus development costs, or net realizable value. The cost of each unit sold includes a proportionate share of the total projected development expense. Holding costs associated with undeveloped land, completed units, and suspended construction activities are expensed. General and administrative costs related to the real estate development projects are expensed when incurred.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

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

Hedging Activities: During the three years ended December 31, 2000, the Company held no derivative instruments and did not engage in any hedging activities.


NOTE 2 - SECURITIES

Securities available-for-sale are summarized as follows:

                                            ----------------December 31, 2000------------------
                                                            -----------------
                                                                          Gross           Gross
                                            Amortized    Unrealized     Unrealized        Fair
                                               Cost         Gains         Losses          Value
                                               ----         -----         ------          -----
     U.S. government agency notes          $  107,508    $       --     $   (3,817)    $  103,691
     Municipal securities                       1,066            --            (30)         1,036
     Equity securities                          1,892           120           (132)         1,880
     Mortgage-backed securities
         FNMA                                   7,907             6            (71)         7,842
         FHLMC                                 10,812            25            (66)        10,771
                                           ----------    ----------     ----------     ----------

                                           $  129,185    $      151     $   (4,116)    $  125,220
                                           ==========    ==========     ==========     ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                            -----------------December 31, 1999-------------------
                                                             -----------------
                                                                          Gross           Gross
                                            Amortized    Unrealized     Unrealized        Fair
                                               Cost         Gains         Losses          Value
                                               ----         -----         ------          -----
     U.S. government agency notes          $  107,498    $       --     $   (9,476)    $   98,022
     Municipal securities                       1,038            --           (143)           895
     Equity securities                          2,365            --           (163)         2,202
     Mortgage-backed securities
         FNMA                                  10,374            11           (263)        10,122
         FHLMC                                 13,379            25           (286)        13,118
                                           ----------    ----------     ----------     ----------

                                           $  134,654    $       36     $  (10,331)    $  124,359
                                           ==========    ==========     ==========     ==========

Contractual maturities of debt securities available-for-sale at December 31, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

                                                                         Amortized        Fair
                                                                            Cost          Value
                                                                            ----          -----
     Due after five years through ten years                             $    2,000     $    1,994
     Due after ten years                                                   106,574        102,733
                                                                        ----------     ----------
                                                                           108,574        104,727
     Equity securities                                                       1,892          1,880
     Mortgage-backed securities                                             18,719         18,613
                                                                        ----------     ----------

                                                                        $  129,185     $  125,220
                                                                        ==========     ==========

Securities with an amortized cost of $25,815,000 and $20,016,000 at December 31, 2000 and 1999 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As permitted by SFAS No. 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale. The securities that were reclassified had an amortized cost of $73,155,000 and a fair value of $73,267,000 at July 1, 1998.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Sales of securities are summarized as follows:

                                                  For the Year Ended
                                        --------------December 31,-------------
                                                      ------------
                                           2000           1999           1998
                                           ----           ----           ----

     Proceeds from sales                $     549      $   1,532      $     756
     Gross realized gains                      76            110              4


NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans to, and obtains deposits from, customers primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets. The Company also develops residential housing lots in the western suburbs of Chicago for sale to local home builders.

Loans receivable are summarized as follows at:

                                                      -------December 31,------
                                                             ------------
                                                         2000             1999
                                                         ----             ----
     Mortgage loans
         Principal balances
              One-to-four family residential          $   71,375    $   66,826
              Multi-family residential                    10,924         9,847
              Commercial, construction, and land          14,446         9,832
                                                      ----------    ----------
                                                          96,745        86,505

         Undisbursed portion of construction loans        (3,763)       (1,543)
         Net deferred loan origination fees                 (347)         (330)
                                                      ----------    ----------
              Total mortgage loans                        92,635        84,632

     Consumer and other loans                              4,882         2,560

     Allowance for loan losses                              (500)         (500)
                                                      ----------    ----------

                                                      $   97,017    $   86,692
                                                      ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Information regarding impaired loans is as follows:

                                                     2000       1999       1998
                                                     ----       ----       ----

     Impaired loans with no allowance allocated    $    --    $    --    $   188
     Impaired loans with allowance allocated            --         --         --
     Average balance of impaired loans                  --         87        264

Interest income recognized on impaired loans was not material in 1999 and 1998.

The Company has granted loans to certain officers, directors, and their related interests. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. All such loans are current in their contractual payments for both principal and interest.

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2000:

     Balance at beginning of year                                     $     158
     Loans originated                                                       125
     Principal repayments                                                  (142)
                                                                      ---------

         Balance at end of year                                       $     141
                                                                      =========

There has been no activity in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                       ------December 31,------
                                                             ------------
                                                          2000          1999
                                                          ----          ----
     Cost
         Land                                          $      850    $      850
         Buildings and improvements                         1,850         1,880
         Furniture and fixtures                             1,202         1,162
                                                       ----------    ----------
              Total cost                                    3,902         3,892

     Less accumulated depreciation                         (1,677)       (1,515)
                                                       ----------    ----------

                                                       $    2,225    $    2,377
                                                       ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $17,132,000 at December 31, 2000 and $15,925,000 at December 31, 1999.

At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

                    2001                                 $   58,338
                    2002                                     32,971
                    2003                                      1,611
                    2004                                      2,376
                    2005 and thereafter                       1,642
                                                         ----------

                                                         $   96,938
                                                         ==========


NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances consisted of the following at December 31, 2000:

                                                         Fixed or
                                              Interest   Variable
        Maturity Date         Call Date         Rate       Rate         Amount
        -------------         ---------         ----       ----         ------

     Open line of credit           --            6.24%     Variable    $  17,000
     January 15, 2008       January 15, 2001     4.95      Fixed           5,000
     August 28, 2003        February 28, 2001    6.28      Fixed          10,000
     November 23, 2001             --            6.55      Fixed           2,000
     November 22, 2002             --            6.51      Variable        2,000
                                                                       ---------

                                                                       $  36,000
                                                                       =========

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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. The plan also allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Total contributions to the plan were $24,000, $3,000 and $42,000 for 2000, 1999, and 1998.

The Bank maintains a nonqualified supplemental executive retirement plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits had been reduced as the result of changes in the Internal Revenue Code. SERP expense was $44,000 in 2000, $132,000 in 1999, and $0 in 1998.

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company's stock at $10 per share, the initial public offering price.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a fifteen-year period. However, in the event the Bank's contributions exceed the minimum debt service requirements, additional principal payments will be made. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to reduce debt.

During 2000, 1999, and 1998, 16,579, 17,280, and 17,888 shares of stock, with an average fair value of $13.05, $14.76, and $16.53 per share, respectively, were committed to be released, resulting in ESOP compensation expense of $216,000, $255,000, and $296,000. ESOP shares had been reduced by 3,400 and 3,291 as of December 31, 2000 and 1999 because of terminations. Shares held by the ESOP at December 31, 2000 and 1999 are as follows:

                                                          2000            1999
                                                          ----            ----

     Allocated shares                                 $    80,395    $    67,216
     Unallocated shares                                   129,013        145,592
                                                      -----------    -----------

         Total ESOP shares                                209,408        212,808
                                                      ===========    ===========

     Fair value of unallocated shares                 $     1,742    $     2,111
                                                      ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

The Company adopted a management recognition plan ("MRP") during 1997. The Bank contributed $1.7 million, allowing the MRP to acquire 108,057 shares of common stock of the Company, at a cost of $15.75 per share. Under the MRP, 92,925 shares of common stock were awarded to certain employees and directors in 1997, 3,500 shares were awarded in 1998, and 9,880 shares were awarded in 1999. The remaining 1,752 shares are held for future awards. The stock awards generally vest over five years. Compensation expense for the stock awards totaled $327,000, $383,000, and $307,000 for the years ended December 31, 2000, 1999, and 1998.

The Company also adopted a stock option plan in 1997 under the terms of which 270,141 shares of the Company's common stock were reserved for issuance. The options granted in 1997 become exercisable over a five-year period from the date of grant. The options granted in 1997 expire ten years from the date of grant. The options awarded in 1999 become exercisable over a 32-month period from the date of grant and expire 92 months from the date of grant.

A summary of the activity in the plan is as follows:

                            ---------2000--------   ---------1999--------   ----------1998---------
                                     ----                    ----                     ----
                                        Weighted                Weighted                  Weighted
                                         Average                 Average                   Average
                                        Exercise                Exercise                  Exercise
                             Shares      Price       Shares       Price      Shares        Price
                             ------      -----       ------       -----      ------        -----
Outstanding at
  beginning of year         242,637     $  15.72     232,324    $  15.75     232,324     $  15.75
Granted                          --                   23,820       15.44          --           --
Exercised                        --                                   --          --           --
Forfeited                   (13,507)       15.75     (13,507)      15.75          --           --
                           --------                 --------                --------

Outstanding at
  end of year               229,130        15.72     242,637       15.72     232,324        15.75
                           ========                 ========                ========

Options exercisable
  at year-end               131,129                   87,487          --      46,425
Weighted-average
  fair value of options
  granted during year      $     --                 $   6.51          --    $     --

At December 31, 2000, the options have a weighted average remaining life of six years. The exercise price equaled the market value on the date the options were granted. Exercise prices range from $15.44 to $15.75.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

No compensation expense was recorded in the financial statements for stock options in 2000, 1999, or 1998. SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents 2000, 1999, and 1998 net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans.

                                                         2000         1999         1998
                                                         ----         ----         ----
     Net income as reported                           $   1,557    $   2,707    $   2,151
     Pro forma net income                                 1,335        2,363        1,855
     Basic earnings per share as reported                  1.04         1.43         1.03
     Pro forma basic earnings per share                     .90         1.25          .89
     Diluted earnings per share as reported                1.04         1.43         1.02
     Pro forma diluted earnings per share                   .90         1.25          .88

No stock options were granted in 2000 or 1998. The fair value of options granted in 1999 was estimated using a Black-Scholes option pricing model using the following assumptions:

     Expected dividend yield                                          3.20%
     Expected stock price volatility                                   .23
     Expected option life                                           7.6 years
     Risk-free interest rate                                          5.58%


NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2000, 1999, and 1998:

                                                         2000         1999         1998
                                                         ----         ----         ----
    BASIC EARNINGS PER SHARE
       Net income available to common stockholders   $    1,557   $    2,707   $    2,151
       Weighted average common shares outstanding     1,490,428    1,893,489    2,089,796

          Basic earnings per share                   $     1.04   $     1.43   $     1.03
                                                     ==========   ==========   ==========

    DILUTED EARNINGS PER SHARE
       Net income available to common stockholders   $    1,557   $    2,707   $    2,151

       Weighted average common shares outstanding     1,490,428    1,893,489    2,089,796
       Dilutive effect of MRP                                --           --        3,958
       Dilutive effect of stock options                      --           --       18,327
                                                     ----------   ----------   ----------

          Average common shares and dilutive
            potential common shares                   1,490,428    1,893,489    2,112,081
                                                     ==========   ==========   ==========

          Diluted earnings per share                 $     1.04   $     1.43   $     1.02
                                                     ==========   ==========   ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 8 - EARNINGS PER SHARE (Continued)

The effects of stock options and MRP shares could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share in 2000 and 1999 because to do so would have been anti-dilutive.


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

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 9 - REGULATORY CAPITAL (Continued)

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                                Minimum Required
                                                                                                   to Be Well
                                                                       Minimum Required            Capitalized
                                                                          for Capital        Under Prompt Corrective
                                                    Actual             Adequacy Purposes       Action Regulations
                                                    ------             -----------------       ------------------
                                             Amount        Ratio      Amount         Ratio     Amount        Ratio
                                             ------        -----      ------         -----     ------        -----
2000
----
Total capital (to risk-weighted assets)     $ 26,073        29.0%    $  7,192         8.0%    $  8,990        10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                     25,573        28.4        3,596         4.0        5,394         6.0
Tier 1 (core) capital (to adjusted total
  assets)                                     25,573        11.6        8,796         4.0       10,994         5.0
Tangible capital (to tangible assets)         25,573        11.6        3,298         1.5          N/A         N/A

1999
----
Total capital (to risk-weighted assets)     $ 23,255        26.1%    $  7,122         8.0%    $  8,903        10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                     22,755        25.6        3,561         4.0        5,342         6.0
Tier 1 (core) capital (to adjusted total
  assets)                                     22,755        10.5        8,665         4.0       10,831         5.0
Tangible capital (to tangible assets)         22,755        10.5        3,249         1.5          N/A         N/A

The Bank at December 31, 2000 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

Federal regulations require the Qualified Thrift Lender ("QTL") test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and Federal Home Loan Bank advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.


NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

                                                                         2000           1999           1998
                                                                         ----           ----           ----
     Currently payable tax                                           $       851    $     1,492    $     1,217
     Deferred tax (benefit)                                                  (49)          (107)           (87)
                                                                     -----------    -----------    -----------

         Income tax expense                                          $       802    $     1,385    $     1,130
                                                                     ===========    ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

Due to interest income earned on certain U.S. Government agency securities, there was no state income tax expense in 2000, 1999, or 1998. The State of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

                                ----------2000---------   -----------1999---------   ---------1998-----------
                                           ----                      ----                     ----
                                             Percentage                 Percentage                 Percentage
                                              of Income                  of Income                  of Income
                                               Before                     Before                     Before
                                               Income                     Income                     Income
                                  Amount        Taxes        Amount        Taxes        Amount        Taxes
                                  ------        -----        ------        -----        ------        -----
    Income tax computed at
      the statutory rate        $       802     34.0%     $     1,391        34.0%   $     1,116        34.0%
    ESOP expense                         17       .7               28          .7             40         1.2
    Tax-exempt income                   (38)    (1.6)             (36)        (.9)           (16)        (.5)
    Other items, net                     21       .9                2          --            (10)        (.3)
                                -----------   ------      -----------   ---------    -----------    --------

                                $       802     34.0%     $     1,385        33.8%   $     1,130        34.4%
                                ===========   ======      ===========   =========    ===========    ========

Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code which allowed it to deduct from taxable income a provision for bad debts that differs from the provision charged to income in the financial statements. Retained earnings at December 31, 2000 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in tax years after 1997. The remaining excess amount approximates $608,000 at December 31, 2000. The related amount of deferred tax liability is approximately $207,000 and will be payable over the next three years.

Deferred tax assets (liabilities) are comprised of the following at year end:

                                                                                     2000             1990
                                                                                     ----             ----
     Deferred loan fees                                                           $       118    $       112
     ESOP, MRP, and Supplemental Retirement Plan expense                                  144            113
     Unrealized loss on securities available-for-sale                                   1,348          3,500
     Other                                                                                 --              3
                                                                                  -----------    -----------
                                                                                        1,610          3,728
     Bad debt deduction                                                                   (37)          (106)
     Federal Home Loan Bank stock dividends                                               (79)           (32)
     Depreciation                                                                        (156)          (150)
     Other                                                                                 (1)            --
                                                                                  -----------    -----------
                                                                                         (273)          (288)
                                                                                  -----------    -----------

         Net deferred tax asset                                                   $     1,337    $     3,440
                                                                                  ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk is summarized as follows at year end:

                                                           2000          1999
                                                           ----          ----

         Commitments to make loans (all fixed rate)     $    2,491     $    882
         Standby letters of credit                           2,529        2,508
         Loans in process                                    3,763        1,543

The fixed rate loan commitments at December 31, 2000 have terms of 45 to 180 days and rates in the range of 7.50% to 9.75%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 2000, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $1,394,000.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end is as follows:

                                                    ------------2000------------   -----------1999-----------
                                                                ----                          ----
                                                       Carrying       Estimated       Carrying      Estimated
                                                         Amount      Fair Value         Amount     Fair Value
                                                         ------      ----------         ------     ----------
    Financial assets
    ----------------
       Cash and cash equivalents                    $     4,066     $     4,066    $     4,024    $     4,024
       Securities available-for-sale                    125,220         125,220        124,359        124,359
       Loans receivable, net                             97,017          97,825         86,692         85,286
       Federal Home Loan Bank stock                       1,938           1,938          1,800          1,800
       Accrued interest receivable                        2,724           2,724          2,686          2,686

    Financial liabilities
    ---------------------
       Deposits with no fixed maturity dates            (51,035)        (51,035)       (49,033)       (49,033)
       Deposits with fixed maturity dates               (96,938)        (97,684)       (96,642)       (96,999)
       Securities sold under repurchase agreements      (18,686)        (18,686)       (13,185)       (13,185)
       Advances from borrowers for taxes
         and insurance                                   (1,740)         (1,740)        (1,593)        (1,593)
       Federal Home Loan Bank advances                  (36,000)        (36,102)       (36,000)       (32,486)
       Accrued interest payable                            (496)           (496)          (296)          (296)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2000 or December 31, 1999, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2000 and December 31, 1999 should not necessarily be considered to apply at subsequent dates.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                2000           1999         1998
                                                                ----           ----         ----
    Unrealized holding gains and losses on securities
      available-for-sale                                     $    6,406    $   (9,770)   $    (625)
    Reclassification adjustments for gains recorded in
      income                                                        (76)         (110)          (4)
    Reclassification adjustment for unrealized gains
      on securities held-to-maturity transferred to
      available-for-sale                                             --            --          112
                                                             ----------    ----------    ---------
    Net unrealized gains and losses                               6,330        (9,880)        (517)
    Tax effect                                                   (2,152)        3,359          151
                                                             ----------    ----------    ---------

      Other comprehensive income (loss)                      $    4,178    $   (6,521)   $    (366)
                                                             ==========    ==========    =========


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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 14 - SEGMENT INFORMATION (Continued)

The accounting policies used are the same as those described in the summary of significant accounting policies. Information reported internally for performance assessment follows.

                                                                       Real Estate
                                                            Banking    Development       Total
                                                            -------    -----------       -----
2000
----
   Net interest income                                    $    6,133    $       --    $    6,133
   Gains on sale of real estate held for development              --           318           318
   Other revenue                                                 405            --           405
   Other expenses                                              4,497            --         4,497
   Segment profit                                              1,347           210         1,557
   Segment assets                                            234,851           332       235,183

1999
----
   Net interest income                                    $    6,749    $       --    $    6,749
   Gains on sale of real estate held for development              --         1,601         1,601
   Other revenue                                                 444            --           444
   Other expenses                                              4,702            --         4,702
   Segment profit                                              1,666         1,041         2,707
   Segment assets                                            225,793           234       226,027

1998
----
   Net interest income                                    $    6,382    $       --    $    6,382
   Gain on sale of real estate held for development               --           817           817
   Other revenue                                                 334            --           334
   Other expenses                                              4,252            --         4,252
   Segment profit                                              1,620           531         2,151
   Segment assets                                            200,915         2,873       203,788


The Company, through GPS and PBI, participates with local real estate developers in developing residential housing sites. GPS is involved in a single-family housing subdivision located in Naperville, Illinois known as Prairie Ridge. This development consists of 88 single-family lots, of which 86 have been sold through December 31, 2000. PBI is involved in a single-family housing subdivision located in Batavia, Illinois known as Prairie Trail South. This development consists of 96 single-family lots, of which 94 have been sold through December 31, 2000.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999

                                                               2000         1999
                                                               ----         ----
ASSETS
Cash and cash equivalents                                  $      542    $       69
Securities available-for-sale                                  14,608        14,124
ESOP loan                                                       1,415         1,557
Investment in bank subsidiary                                  23,187        17,641
Investment in real estate development subsidiary                    1           142
Accrued interest receivable and other assets                      398           705
                                                           ----------    ----------

     Total assets                                          $   40,151    $   34,238
                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Securities sold under agreements to repurchase        $   10,660    $    6,301
     Accrued expenses and other liabilities                       212           579
Stockholders' equity                                           29,279        27,358
                                                           ----------    ----------

     Total liabilities and stockholders' equity            $   40,151    $   34,238
                                                           ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999, and 1998

                                                             2000           1999          1998
                                                             ----           ----          ----
Operating income
     Dividends from subsidiaries                          $       --     $    1,020    $    7,000
     Gains on sales of securities                                 76            110             4
     Interest income
         Securities (including dividends)                        976            820           711
         ESOP loan                                               113            123           133
         Interest-bearing deposits with other
           financial institutions                                 29             27            74
                                                          ----------     ----------    ----------
              Total operating income                           1,194          2,100         7,922

Operating expenses
     Interest on borrowings                                      637            179            29
     Other expenses                                              311            325           352
                                                          ----------     ----------    ----------
         Total operating expenses                                948            504           381
                                                          ----------     ----------    ----------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                         246          1,596         7,541

Income taxes                                                      40            554           168
                                                          ----------     ----------    ----------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                                206          1,042         7,373

Equity in undistributed (over distributed) earnings
  of bank subsidiary                                           1,366          1,524        (5,222)
Equity in undistributed (over distributed) earnings of
real estate subsidiary                                           (15)           141            --
                                                          ----------     ----------    ----------

NET INCOME                                                $    1,557     $    2,707    $    2,151
                                                          ==========     ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                        CONDENSED STATEMENT OF CASH FLOWS
              For the years ended December 31, 2000, 1999, and 1998

                                                                    2000           1999           1998
                                                                    ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $    1,557     $    2,707     $    2,151
    Adjustments to reconcile net income to net cash from
      operating activities
       Net discount accretion                                           (30)           (23)          (192)
       Gain on sale of securities available-for-sale                    (76)          (110)            (4)
       Equity in (undistributed) over distributed earnings
         of subsidiaries                                             (1,351)        (1,665)         5,222
       Change in
          Other assets                                                   (8)           (66)           168
          Other liabilities                                            (330)           334            (74)
                                                                 ----------     ----------     ----------
              Net cash from operating activities                       (238)         1,177          7,271

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available-for-sale                            --        (11,434)        (9,600)
    Sale of securities available-for-sale                               549          1,529            759
    Maturities and calls of securities available-for-sale                --          4,200          8,185
    Maturities and calls of securities held-to-maturity                  --             --          1,000
    Investment in PBI Development Corporation                           127          2,621         (2,622)
    Payment received on ESOP loan                                       142            140            142
    Capital contribution to subsidiary                                  (72)           (59)            --
                                                                 ----------     ----------     ----------
       Net cash from investing activities                               746         (3,003)        (2,136)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in securities sold under repurchase agreements         4,359          6,301             --
    Purchase of treasury stock                                       (3,662)        (5,561)        (4,040)
    Dividends paid to stockholders                                     (732)          (683)            --
                                                                 ----------     ----------     ----------
       Net cash from financing activities                               (35)            57         (4,040)
                                                                 ----------     ----------     ----------

Net change in cash and cash equivalents                                 473         (1,769)         1,095

Cash and cash equivalents at beginning of year                           69          1,838            743
                                                                 ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $      542     $       69     $    1,838
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

--------------------------------------------------------------------------------


NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                    Earnings per Share
                                             Net                    ------------------
                              Interest     Interest       Net            Basic and
                               Income       Income       Income        Fully Diluted
                               ------       ------       ------        -------------
2000
     First quarter           $   3,922    $   1,645     $    406        $   .26
     Second quarter              3,994        1,588          415            .28
     Third quarter               4,028        1,460          299            .20
     Fourth quarter              4,062        1,440          437            .30

1999
     First quarter               3,563        1,715          426            .22
     Second quarter              3,681        1,735          597            .30
     Third quarter               3,880        1,736        1,161(a)         .61(a)
     Fourth quarter              3,796        1,563          523            .30

(a) Net income and earnings per share in the third quarter of 1999 were positively affected by a high volume of sales of real estate held for development. Gains on sales of real estate held for development were $1.2 million in the third quarter of 1999 compared to $1.6 million for the entire year.


--------------------------------------------------------------------------------