Form 10-Q
period 2001-03-31
PARK BANCORP INC
filed 2001-05-15
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

As of May 2, 2001, the Registrant had outstanding 1,499,971 shares of common stock.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                     MARCH 31,  DECEMBER 31,
                                                                       2001        2000
                                                                    ---------    ---------
                                     ASSETS
Cash and due from banks                                             $     839    $   1,218
Interest-bearing deposit accounts in other financial institutions      16,683        2,848
                                                                    ---------    ---------
     Total cash and cash equivalents                                   17,522        4,066

Securities available-for-sale                                         120,975      125,220
Loans receivable, net                                                 102,031       97,017
Federal Home Loan Bank stock                                            1,972        1,938
Real estate held for development                                           --          276
Premises and equipment, net                                             2,554        2,225
Accrued interest receivable                                             1,908        2,724
Other assets                                                               52        1,717
                                                                    ---------    ---------

     Total assets                                                   $ 247,014    $ 235,183
                                                                    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                            $ 166,316    $ 147,973
Securities sold under repurchase agreements                            14,998       18,686
Federal Home Loan Bank advances                                        32,000       36,000
Advances from borrowers for taxes and insurance                         1,552        1,740
Accrued interest payable                                                  515          496
Other liabilities                                                         508        1,009
                                                                    ---------    ---------
     Total liabilities                                                215,889      205,904

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued and outstanding                                              --           --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                  27           27
Additional paid-in capital                                             26,507       26,486
Retained earnings                                                      25,010       24,852
Treasury stock at cost - 1,163,436 and 1,126,936 shares, at cost      (18,516)     (17,956)
Unearned ESOP shares                                                   (1,250)      (1,290)
Unearned MRP shares                                                      (128)        (223)
Accumulated other comprehensive income (loss)                            (525)      (2,617)
                                                                    ---------    ---------
     Total stockholders' equity                                        31,125       29,279
                                                                    ---------    ---------

         Total liabilities and stockholders' equity                 $ 247,014    $ 235,183
                                                                    =========    =========


          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     2001          2000
                                                                 ----------    ----------
Interest income
     Loans receivable                                            $    1,945    $    1,657
     Securities                                                       2,117         2,243
     Other interest-bearing deposits                                     80            22
                                                                 ----------    ----------
         Total                                                        4,142         3,922

Interest expense
     Deposits and repurchase agreements                               2,120         1,818
     Federal Home Loan Bank advances                                    469           459
                                                                 ----------    ----------
         Total                                                        2,589         2,277
                                                                 ----------    ----------

Net interest income                                                   1,553         1,645

Provision for loan losses                                                --            --
                                                                 ----------    ----------

Net interest income after provision for loan losses                   1,553         1,645

Noninterest income
     Gain on sale of real estate held for development                    --            55
     Gain on sale of securities                                          45             -
     Service fee income                                                  52            51
     Other operating income                                              28             3
                                                                 ----------    ----------
         Total noninterest income                                       125           109

Noninterest expense
     Compensation and benefits                                          784           770
     Occupancy and equipment expense                                    142           120
     Other operating expenses                                           260           253
                                                                 ----------    ----------
         Total noninterest expense                                    1,186         1,143
                                                                 ----------    ----------

Income before income taxes                                              492           611

Income tax expense                                                      162           205
                                                                 ----------    ----------

     Net income                                                  $      330    $      406
                                                                 ==========    ==========


Basic earnings per share                                         $      .23    $      .26
Diluted earnings per share                                       $      .23    $      .26




          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2001            2000
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $        330    $        406
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization (discount accretion) on securities             (8)            423
     Gain on sale of real estate held for development                        --             (55)
     Gain on sale of securities available-for-sale                          (45)             --
     Depreciation                                                            60              60
     ESOP compensation expense                                               61              54
     MRP compensation expense                                                95              85
     FHLB stock dividends                                                   (34)            (31)
     Net change in:
         Accrued interest receivable                                        816             741
         Accrued interest payable                                            19              68
         Other assets                                                       587           1,360
         Other liabilities                                                 (293)            284
                                                                   ------------    ------------
              Net cash from operating activities                          1,588           3,395

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                    (5,014)         (1,092)
Maturities and calls of securities available-for-sale                     6,000              --
Principal repayments on mortgage-backed securities                        1,221             746
Net change in real estate held for development                              276            (433)
Purchase of premises and equipment                                         (389)           (338)
Proceeds from sales of securities available-for-sale                        247              --
                                                                   ------------    ------------
     Net cash from investing activities                                   2,341          (1,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                   18,343           2,946
Net change in repurchase agreements                                      (3,688)          4,245
Net change in advances from borrowers for taxes and insurance              (188)           (189)
Net change in Federal Home Loan Bank  advances                           (4,000)         (5,000)
Purchase of treasury stock                                                 (560)         (2,023)
Dividends paid                                                             (380)           (245)
                                                                   ------------    ------------
     Net cash from financing activities                                   9,527            (266)
                                                                   ------------    ------------

Net change in cash and cash equivalents                                  13,456           2,012

Cash and cash equivalents at beginning of period                          4,066           4,024
                                                                   ------------    ------------

Cash and cash equivalents at end of period                         $     17,522    $      6,036
                                                                   ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                  $      2,942    $      2,209
         Income taxes                                                        21              21


          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                              Accumulated    Total
                                                       Additional            Unearned   Unearned                 Other       Stock-
                                               Common    Paid-in  Retained     ESOP        MRP     Treasury  Comprehensive  holders'
                                               Stock     Capital  Earnings    Shares     Shares     Stock     Income (Loss)  Equity
                                              --------  --------  --------   --------   --------   --------  -------------- -------
                  2000
                  ----
Balance at January 1, 2000                    $     27  $ 26,436  $ 23,990   $ (1,456)  $   (550)  $(14,294)   $ (6,795)   $ 27,358
Net income                                          --        --       406         --         --         --          --         406
Change in fair value of securities
   available-for-sale, net of income taxes          --        --        --         --         --         --         553         553
                                                                                                                          --------
     Total comprehensive income                                                                                                959

Purchase of 141,500 shares of treasury stock        --        --        --         --         --     (2,023)         --      (2,023)
Dividends declared                                  --        --      (169)        --         --         --          --        (169)
ESOP shares earned                                  --        12        --         42         --         --          --          54
MRP shares earned                                   --        --        --         --         85         --          --          85
                                              --------  --------  --------   --------   --------   --------    --------    --------

Balance at March 31, 2000                     $     27  $ 26,448  $ 24,227   $ (1,414)  $   (465)  $(16,317)   $ (6,242)   $ 26,264
                                              ========  ========  ========   ========   ========   ========    ========    ========

                  2001
                  ----
Balance at January 1, 2001                    $     27  $ 26,486  $ 24,852   $ (1,290)  $   (223)  $(17,956)   $ (2,617)   $ 29,279
Net income                                          --        --       330         --         --         --          --         330
Change in fair value of securities
  available-for-sale, net of income taxes           --        --        --         --         --         --       2,092       2,092
                                                                                                                           --------
     Total comprehensive income (loss)                                                                                        2,422

Purchase of 36,500 shares of treasury stock         --        --        --         --         --       (560)         --        (560)
Dividends declared                                  --        --      (172)        --         --         --          --        (172)
ESOP shares earned                                  --        21        --         40         --         --          --          61
MRP shares earned                                   --        --        --         --         95         --          --          95
                                              --------  --------  --------   --------   --------   --------    --------    --------

Balance at March 31, 2001                     $     27  $ 26,507  $ 25,010   $ (1,250)  $   (128)  $(18,516)   $   (525)   $ 31,125
                                              ========  ========  ========   ========   ========   ========    ========    ========


          See accompanying notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation (PBI), and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2001 and December 31, 2000 and for the three-month periods ended March 31, 2001 and 2000. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single-family residence lots provide the revenues in real estate development operations. All operations are domestic.

Information reported internally for performance assessment follows for the three month period ended March 31 for the years presented.

                                                                         Real Estate
                                                           Banking       Development       Total
                                                           -------       -----------       -----

2001
----
   Net interest income                                  $      1,553    $          -    $     1,553
   Gain on sale of real estate held for development                -               -              -
   Other revenue                                                 125               -            125
   Other expenses                                              1,186               -          1,186
   Segment profit                                                330               -            330
   Segment assets                                            246,581             433        247,014

2000
----
   Net interest income                                  $      1,645    $          -    $     1,645
   Gain on sale of real estate held for development                -              55             55
   Other revenue                                                  54               -             54
   Other expenses                                              1,143               -          1,143
   Segment profit                                                351              55            406
   Segment assets                                            226,489             722        227,211



Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000.

                                                                              2001              2000
                                                                              ----              ----
         Net income as reported                                          $         330     $         406
         Weighted average common
           shares outstanding                                                1,420,975         1,581,393
                                                                         -------------     -------------

              Basic earnings per share                                   $         .23     $         .26
                                                                         =============     =============


The effects of stock options and stock awards could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2001 or 2000 because to do so would have been anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at March 31, 2001 to its financial condition at December 31, 2000 and the results of operations for the three months ended March 31, 2001 to the same period in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2001 were $247.0 million compared to $235.2 million at December 31, 2000, an increase of $11.8 million. The growth in total assets was primarily funded by deposits. During the three months ended March 31, 2001, cash and cash equivalents increased by $13.5 million and loans increased $5.0 million while securities available-for-sale decreased by $4.3 million. An increase in the market value of securities available-for-sale resulted in a decrease in deferred tax assets included in other assets.

The allowance for loan losses was $500,000 at both March 31, 2001 and December 31, 2000. There were no impaired loans at either date.

Total liabilities at March 31, 2001 were $215.9 million compared to $205.9 million at December 31, 2000, an increase of $10.0 million, primarily due to an increase in deposits of $18.3 million. The increase is offset by a $3.7 million decrease in securities sold under repurchase agreements and a $4.0 million decrease in Federal Home Loan Bank advances. The increase was used to fund the growth in loans receivable, the purchase of 36,500 shares of the Company's common stock for treasury, and the repayment of $4.0 million of Federal Home Loan Bank advances.

Stockholders' equity at March 31, 2001 was $31.1 million compared to $29.3 million at December 31, 2000, an increase of $1.8 million. This increase was primarily attributable to an increase in the fair value of securities available-for-sale of $2.1 million, net of deferred taxes and the net income of the Company of $330,000. This increase was offset by the repurchase of 36,500 shares of treasury stock.

RESULTS OF OPERATIONS

Net income decreased to $330,000 for the quarter ended March 31, 2001 from $406,000 for the quarter ended March 31, 2000. The decrease in net income reflects a decrease in net interest income and a decrease in the gain on sale of real estate held for development. Fluctuations in net income are discussed more fully below.

Net interest income was $1.6 million for the three months ended March 31, 2001 compared to $1.6 million for the same quarter in 2000, a decrease of $92,000. Although the Company's assets grew during the period, the net interest margin decreased to 2.69% for the 2001 period from 3.05% for the 2000 period. This was largely due to a decrease in the spread to 2.13% from 2.56% for the same periods. The decrease in the spread was a result of the yield on securities decreasing in the current rate environment, whereas borrowings and certificates of deposit have not repriced downward as quickly.

The provision for loan losses was zero for the quarters ended March 31, 2001 and 2000. Management believes that the allowance is adequate based on: the low level of past due loans in the portfolio; actual loss experience; and current economic conditions. Most of the Company's loans are secured by first mortgages on residential real estate.

Noninterest income increased $16,000 to $125,000 for the quarter ended March 31, 2001 as a result of gains on the sale of securities of $45,000, partially offset by the lack of gains on sale of real estate held for development. Lot sales decreased in 2001 as a result of high demand early in the project development stages during 2000 with few remaining lots available in 2001.

Noninterest expense increased to $1.2 million for the three-month period ended March 31, 2001 from $1.1 million for the three-month period ended March 31, 2000 primarily as a result of increased compensation and benefits and occupancy and equipment expense.

The Company's federal income tax expense decreased to $162,000 for the three-month period ended March 31, 2001 from $205,000 for the three-month period ended March 31, 2000. The change in income tax was attributable to the decrease in income before income taxes.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at March 31, 2001 was 66%.

At March 31, 2001, the Bank had $4,374,689 in commitments to originate loans and $2,528,750 in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2001:

                                    Actual                 Required                   Excess
                                    ------                 --------                   ------
                              Amount         %         Amount        %           Amount         %
                              ------         -         ------        -           ------         -
     Core capital          $    26,012     11.1%     $   9,399      4.0%     $    16,613       7.1%
     Risk-based capital         26,512     25.8          8,226      8.0           18,256      17.8


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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2000, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                           NPV as a % of
                      ------------Net Portfolio Value---------     --------PV of Assets--------
                                  -------------------                      ------------
  Change in Rates     $ Amount         $ Change       % Change     NPV Ratio         Change
  ---------------     --------         --------       --------     ---------         ------
     + 300 bp       $     2,543     $  (23,693)         (90)%         1.32%        (1,056 bp)
     + 200 bp             9,846        (16,390)         (62)          4.89           (699 bp)
     + 100 bp            17,810         (8,426)         (32)          8.45           (343 bp)
         0 bp            26,236              -            -          11.88              -
     - 100 bp            29,467          3,231           12          13.05            117 bp
     - 200 bp            29,378          3,142           12          12.92             14 bp
     - 300 bp            29,759          3,523           13          12.96            108 bp


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

Management has not yet completed the computation of NPV as of March 31, 2001 but estimates that the results would not be materially different than those presented above.

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                  None

ITEM 2.  CHANGES IN SECURITIES.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits - Not applicable.


                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PARK BANCORP, INC.

Date:  May 14, 2001               /s/ David A. Remijas
                                  ----------------------------------------------
                                  David A. Remijas
                                  President and Chief Executive Officer


Date: May 14, 2001                /s/ Steven J. Pokrak
                                  ----------------------------------------------
                                  Steven J. Pokrak
                                  Treasurer and Chief Financial Officer