Form 10-Q
period 2001-06-30
PARK BANCORP INC
filed 2001-08-14
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  __X__     No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 31, 2001, the Registrant had outstanding 1,268,871 shares of common stock.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                     JUNE 30,  DECEMBER 31,
                                                                      2001         2000
                                                                    ---------    ---------

                                    ASSETS
Cash and due from banks                                             $     653    $   1,218
Interest-bearing deposit accounts in other financial institutions      16,994        2,848
                                                                    ---------    ---------
     Total cash and cash equivalents                                   17,647        4,066

Securities available-for-sale                                         119,222      125,220
Loans receivable, net                                                 112,078       97,017
Federal Home Loan Bank stock                                            2,004        1,938
Real estate held for development                                           --          276
Premises and equipment, net                                             2,715        2,225
Accrued interest receivable                                             2,629        2,724
Other assets                                                              986        1,717
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 257,281    $ 235,183
                                                                    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                            $ 169,787    $ 147,973
Securities sold under repurchase agreements                            16,472       18,686
Federal Home Loan Bank advances                                        37,000       36,000
Advances from borrowers for taxes and insurance                         1,919        1,740
Accrued interest payable                                                  769          496
Other liabilities                                                       4,696        1,009
                                                                    ---------    ---------
     Total liabilities                                                230,643      205,904

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                -            -
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                  27           27
Additional paid-in capital                                             26,539       26,436
Retained earnings                                                      25,353       24,852
Treasury stock at cost - 1,397,536 and 1,126,936 shares, at cost      (22,720)     (17,956)
Unearned ESOP shares                                                   (1,211)      (1,290)
Unearned MRP shares                                                       (32)        (223)
Accumulated other comprehensive income (loss)                          (1,318)      (2,617)
                                                                    ---------    ---------
     Total stockholders' equity                                        26,638       29,279
                                                                    ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 257,281    $ 235,183
                                                                    =========    =========


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                           THREE MONTHS         SIX MONTHS
                                                          ENDED JUNE 30,       ENDED JUNE 30,
                                                        ------------------   -----------------
                                                         2001       2000      2001      2000
                                                        -------    -------   -------   -------
Interest income
     Loans receivable                                   $ 2,078    $ 1,746   $ 4,023   $ 3,403
     Securities and other                                 2,135      2,248     4,332     4,513
                                                        -------    -------   -------   -------
         Total                                            4,213      3,994     8,355     7,916

Interest expense
     Deposits and repurchase agreements                   1,897      1,902     4,017     3,720
     Federal Home Loan Bank advances                        657        504     1,126       963
                                                        -------    -------   -------   -------
         Total                                            2,554      2,406     5,143     4,683
                                                        -------    -------   -------   -------

Net interest income                                       1,659      1,588     3,212     3,233

Provision for loan losses                                     -          -         -         -
                                                        -------    -------   -------   -------

Net interest income after provision for
  loan losses                                             1,659      1,588     3,212     3,233

Noninterest income
     Gain on sale of real estate held for development         -         96         -       151
     Gain on sale of securities available-for-sale          203          7       248         7
     Service fee income                                      55         52       107       103
     Other operating income                                  92         29       120        32
                                                        -------    -------   -------   -------
         Total noninterest income                           350        184       475       293

Noninterest expense
     Compensation and benefits                              851        740     1,635     1,510
     Occupancy and equipment                                155        152       297       272
     Data processing                                         36         36        78        73
     Advertising                                             36         59        49       100
     Other operating expenses                               165        171       370       346
                                                        -------    -------   -------   -------
         Total noninterest expense                        1,243      1,158     2,429     2,301
                                                        -------    -------   -------   -------

Income before income taxes                                  766        614     1,258     1,225

Income tax expense                                          255        199       417       404
                                                        -------    -------   -------   -------

     Net income                                         $   511    $   415   $   841   $   821
                                                        =======    =======   =======   =======


Basic earnings per share                                $   .37    $   .28   $   .60   $   .54
Diluted earnings per share                              $   .37    $   .28   $   .60   $   .54

Comprehensive income (loss)                             $  (282)   $   344   $ 2,140   $ 1,303
                                                        =======    =======   =======   =======


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                 2001        2000
                                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    841    $    821
Adjustments to reconcile net income to net cash from
  operating activities
     Net discount accretion on securities                                             -         (22)
     Gain on sale of securities available-for-sale                                 (248)         (7)
     Gain on sale of real estate held for development                                 -        (151)
     Depreciation                                                                   120         120
     ESOP compensation expense                                                      132         105
     MRP compensation expense                                                       191         169
     Federal Home Loan Bank stock dividends                                         (66)        (64)
     Net change in:
         Accrued interest receivable                                                 95         (27)
         Accrued interest payable                                                   273         111
         Other assets                                                                53         236
         Other liabilities                                                         (104)         63
                                                                               --------    --------

         Net cash from operating activities                                       1,287       1,354

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                        (4,002)          -
Proceeds from sales, calls, and maturities of securities available- for-sale      9,170         125
Principal repayments on mortgage-backed securities                                3,055       2,111
Net change in loans                                                             (15,061)     (4,559)
Net change in real estate held for development                                      276         224
Purchase of premises and equipment                                                 (610)       (347)
                                                                               --------    --------

     Net cash from investing activities                                          (7,172)     (2,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                           21,814         241
Net change in repurchase agreements                                              (2,214)      4,717
Net change in advances from borrowers for taxes and insurance                       179         158
Net change in Federal Home Loan Bank advances                                     1,000      (1,000)
Dividends paid                                                                     (520)       (414)
Purchase of treasury stock                                                         (793)     (2,653)
                                                                               --------    --------

     Net cash from financing activities                                          19,466       1,049
                                                                               --------    --------

Net change in cash and cash equivalents                                          13,581         (43)

Cash and cash equivalents at beginning of period                                  4,066       4,024
                                                                               --------    --------

Cash and cash equivalents at end of period                                     $ 17,647    $  3,981
                                                                               ========    ========

Cash paid during the period for
     Interest                                                                  $  4,870    $  4,572
     Income taxes                                                                   247         471

Supplemental disclosure of noncash activities
     Amount due to broker for purchase of treasury stock                          3,971           -



                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)



                                                                Additional              Unearned
                                                       Common     Paid-in    Retained     ESOP
                                                        Stock     Capital    Earnings    Shares
                                                       --------   --------   --------    --------
2000
Balance at January 1, 2000                             $     27   $ 26,436   $ 23,990    $ (1,456)
Comprehensive income
    Net income                                                -          -        821           -
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         -          -          -           -

       Total comprehensive income

Purchase of 190,300 shares of treasury stock                  -          -          -           -
Dividends declared ($.24 per share)                           -          -       (349)          -
ESOP shares earned                                            -         22          -          83
MRP shares earned                                             -          -          -           -
                                                       --------   --------   --------    --------

Balance at June 30, 2000                               $     27   $ 26,458   $ 24,462    $ (1,373)
                                                       ========   ========   ========    ========

2001

Balance at January 1, 2001                             $     27   $ 26,486   $ 24,852    $ (1,290)
Comprehensive income
    Net income                                                -          -        841           -
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         -          -          -           -

       Total comprehensive income

Purchase of 270,600 shares of treasury stock                  -          -          -           -
Dividends declared ($.24 per share)                           -          -       (340)          -
ESOP shares earned                                            -         53          -          79
MRP shares earned                                             -          -          -           -
                                                       --------   --------   --------    --------

Balance at June 30, 2001                               $     27   $ 26,539   $ 25,353    $ (1,211)
                                                       ========   ========   ========    ========



[WIDE TABLE CONTINUED FROM ABOVE]


                                                                            Accumulated
                                                                                Other       Total
                                                       Unearned                Compre-      Stock-
                                                          MRP     Treasury     hensive      holders'
                                                        Awards      Stock     Income (Loss) Equity
                                                       --------    --------    --------    --------
2000
Balance at January 1, 2000                             $   (550)   $(14,294)   $ (6,795)   $ 27,358
Comprehensive income
    Net income                                                -           -           -         821
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         -           -         482         482

                                                                                           --------
       Total comprehensive income                                                             1,303

Purchase of 190,300 shares of treasury stock                  -      (2,653)          -      (2,653)
Dividends declared ($.24 per share)                           -           -           -        (349)
ESOP shares earned                                            -           -           -         105
MRP shares earned                                           169           -           -         169
                                                       --------    --------    --------    --------

Balance at June 30, 2000                               $   (381)   $(16,947)   $ (6,313)   $ 25,933
                                                       ========    ========    ========    ========

2001

Balance at January 1, 2001                             $   (223)   $(17,956)   $ (2,617)   $ 29,279
Comprehensive income
    Net income                                                -           -           -         841
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         -           -       1,299       1,299
                                                                                           --------
       Total comprehensive income                                                             2,140

Purchase of 270,600 shares of treasury stock                  -      (4,764)          -      (4,764)
Dividends declared ($.24 per share)                           -           -           -        (340)
ESOP shares earned                                            -           -           -         132
MRP shares earned                                           191           -           -         191
                                                       --------    --------    --------    --------

Balance at June 30, 2001                               $    (32)   $(22,720)   $ (1,318)   $ 26,638
                                                       ========    ========    ========    ========



                 See notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of June 30, 2001 and December 31, 2000 and for the six-month and three-month periods ended June 30, 2001 and 2000. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six-month and three-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single-family-residence lots provide the revenues in real estate development operations. All operations are domestic.

Information reported internally for performance assessment follows for the six-month and three-month periods ended June 30, 2001 and 2000.


                                                                                          Real Estate
                                                                          Banking         Development      Total
                                                                          -------         -----------      -----
Six Months Ended June 30, 2001
------------------------------
     Net interest income                                               $      3,212    $         -     $      3,212
     Gain on sale of real estate held for development                             -              -                -
     Other revenue                                                              475              -              475
     Other expenses                                                           2,429              -            2,429
     Segment profit                                                             841              -              841

Three Months Ended June 30, 2001
--------------------------------
     Net interest income                                                      1,659              -            1,659
     Gain on sale of real estate held for development                             -              -                -
     Other revenue                                                              350              -              350
     Other expenses                                                           1,243              -            1,243
     Segment profit                                                             511              -              511

     Segment assets as of June 30, 2001                                     257,281              -          257,281

Six Months Ended June 30, 2000
------------------------------
     Net interest income                                                      3,233              -            3,233
     Gain on sale of real estate held for development                             -            151              151
     Other revenue                                                              142              -              142
     Other expenses                                                           2,301              -            2,301
     Segment profit                                                             721            100              821

Three Months Ended June 30, 2000
--------------------------------
     Net interest income                                                      1,588              -            1,588
     Gain on sale of real estate held for development                             -             96               96
     Other revenue                                                               88              -               88
     Other expenses                                                           1,158              -            1,158
     Segment profit                                                             351             64              415

     Segment assets as of June 30, 2000                                     228,666            161          228,827



Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the six-month and three-month periods ended June 30, 2001 and 2000.

                                                                2001                             2000
                                                                ----                             ----
                                                   Three Months      Six Months     Three Months      Six Months
                                                   Ended June 30   Ended June 30    Ended June 30    Ended June 30
                                                   -------------   --------------   -------------   --------------
    Net income as reported                         $         511   $          841    $        415   $          821
    Weighted average common
      shares outstanding                               1,373,274        1,396,993       1,486,414        1,533,904
                                                   -------------   --------------   -------------   --------------

       Basic earnings per share                    $         .37   $          .60    $        .28   $          .54
                                                   =============   ==============    =============   =============

The effects of stock options and stock awards could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2001 or 2000 because to do so would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at June 30, 2001 to its financial condition at December 31, 2000 and the results of operations for the six-month and three-month periods ended June 30, 2001 to the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2001 were $257.3 million compared to $235.2 million at December 31, 2000, an increase of $22.1 million. The growth in total assets was primarily funded by an increase in deposits. During the six months ended June 30, 2001, loans increased $15.1 million. Cash and cash equivalents increased $13.6 million, partially as a result of calls and maturities of securities available-for-sale, which decreased $6.0 million.

The allowance for loan losses was $500,000 at both June 30, 2001 and December 31, 2000. There were no impaired loans at either date.

Total liabilities at June 30, 2001 were $230.6 million compared to $205.9 million at December 31, 2000, an increase of $24.7 million, primarily due to an increase in deposits of $21.8 million. The increase was used to help fund the growth in loans receivable and to repurchase 270,600 shares of the Company's common stock for treasury. Other liabilities increased $3.7 million as a result of the repurchase of 219,100 shares of the Company's common stock for treasury, which settled in July 2001.

Stockholders' equity at June 30, 2001 was $26.6 million compared to $29.3 million at December 31, 2000, a decrease of $2.7 million. The decrease was primarily attributable to the repurchase of 270,600 shares of the Company's common stock and the declaration of dividends of $340,000, partially offset by net income of $841,000 and an increase in the fair value of securities available-for-sale, net of tax, of $1.3 million.

RESULTS OF OPERATIONS

Net income increased $96,000 to $511,000 for the quarter ended June 30, 2001 compared to the same period in 2000. Net income increased $20,000 to $841,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Fluctuations on net income are discussed below.

Net interest income was $1.7 million for the quarter ended June 30, 2001 compared to $1.6 million for the same period in 2000. Net interest income remained stable at $3.2 million for the six-month period ended June 30, 2001 compared to the same period in 2000. Although the Company's assets grew during the period, the net interest margin decreased to 2.73% and 2.72% for the three months and six months ended June 30, 2001, respectively, from 2.90% and 2.98% for the three months and six months ended June 30, 2000, respectively. The decreases in interest margins are primarily due to decreases in the net interest spreads. The decreases in the spreads were due to a decrease in the yield on securities as a result of the declining rate environment.

The provision for loan losses was zero for the quarters and six-month periods ended June 30, 2001 and 2000. Management believes that the allowance is adequate based on the low level of past due loans in the portfolio, actual loss experience, and current economic conditions. Most of the Company's loans are secured by first mortgages.

Noninterest income increased $166,000 to $350,000 and increased $182,000 to $475,000 for the three-month and six-month periods ended June 30, 2001, respectively, compared to the same periods in 2000. These increases are primarily due to gains on sales of securities of $203,000 and $248,000 for the three-month and six-month periods ended June 30, 2001, respectively. These gains were partially offset by no gains on sale of real estate held for development in 2001 compared to gains of $96,000 and $151,000 for the three months and six months ended June 30, 2000, respectively. Other operating income increased in both periods as a result of awards received from the Bank's involvement in the Bank Enterprise Award Program.

Noninterest expense was $1.2 million for the quarters ended June 30, 2001 and 2000, and $2.4 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively. There were no significant changes in the various categories of noninterest expense during these comparative periods.

The Company's federal income tax expense increased $56,000 to $255,000 for the quarter ended June 30, 2001 compared to the same period in 2000, while income tax expense increased $13,000 to $417,000 for the six-month period ended June 30, 2001 compared to the same period in 2000. Income tax expense was approximately 33% of pretax income in each period.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's regulatory liquidity at June 30, 2001 was 66.06%.

At June 30, 2001, the Bank had $6.2 million in commitments to originate loans and $2.5 million in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2001:


                                 ACTUAL                 REQUIRED                  EXCESS
                                 ------                 --------                  ------
                          AMOUNT         %         AMOUNT        %           AMOUNT         %
                          ------         -         ------        -           ------         -
Core capital           $    23,531      9.8%     $   9,653      4.0%     $    13,878       5.8%
Risk-based capital          24,031     22.7          8,489      8.0           15,542      14.7


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2000, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (6.99)% and would result in a $16.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  The annual meeting of stockholders was held on April 24, 2001. Richard J. Remijas, Jr. and Paul Shukis were elected to three-year terms as directors. In addition, the stockholders ratified the selection of Crowe, Chizek and Company LLP as independent public accountants for the Company for the year ending December 31, 2001.

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits - Not applicable.

                  (b) Reports on Form 8-K. The Company filed a report on Form 8-K on June 29, 2001 announcing the repurchase of 219,100 shares of its outstanding stock from two of its largest stockholders.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PARK BANCORP, INC.

Date:  August 14, 2001           /s/ David A. Remijas
                                 -----------------------------------------------
                                 David A. Remijas
                                 President and Chief Executive Officer


Date:  August 14, 2001           /s/ Steven J. Pokrak
                                 -----------------------------------------------
                                 Steven J. Pokrak
                                 Treasurer and Chief Financial Officer