Form 10-Q
period 2001-09-30
PARK BANCORP INC
filed 2001-11-13
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

As of November 8, 2001, the Registrant had outstanding 1,257,005 shares of common stock.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                          2001            2000
                                                                       ---------       ---------
                                    ASSETS
Cash and due from banks                                                $   1,021       $   1,218
Interest-bearing deposit accounts in other financial institutions         33,310           2,848
                                                                       ---------       ---------
     Total cash and cash equivalents                                      34,331           4,066

Securities available-for-sale                                             83,606         125,220
Loans receivable, net                                                    125,550          97,017
Federal Home Loan Bank stock                                               4,060           1,938
Real estate held for development                                              --             276
Premises and equipment, net                                                2,583           2,225
Accrued interest receivable                                                1,823           2,724
Other assets                                                                 584           1,717
                                                                       ---------       ---------

TOTAL ASSETS                                                           $ 252,537       $ 235,183
                                                                       =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                               $ 166,530       $ 147,973
Securities sold under repurchase agreements                               12,364          18,686
Federal Home Loan Bank advances                                           41,000          36,000
Advances from borrowers for taxes and insurance                            2,373           1,740
Accrued interest payable                                                     744             496
Other liabilities                                                          1,204           1,009
                                                                       ---------       ---------
     Total liabilities                                                   224,215         205,904

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                  --              --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,701,441 shares issued                                                     27              27
Additional paid-in capital                                                26,570          26,486
Retained earnings                                                         25,667          24,852
Treasury stock at cost - 1,425,836 and 1,126,936 shares, at cost         (23,229)        (17,956)
Unearned ESOP shares                                                      (1,171)         (1,290)
Unearned MRP shares                                                           --            (223)
Accumulated other comprehensive income (loss)                                458          (2,617)
                                                                       ---------       ---------
     Total stockholders' equity                                           28,322          29,279
                                                                       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 252,537       $ 235,183
                                                                       =========       =========

                 See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                            THREE MONTHS          NINE MONTHS
                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                         ------------------    ------------------
                                                           2001       2000       2001       2000
                                                         -------    -------    -------    -------
Interest income
     Loans receivable                                    $ 2,302    $ 1,760    $ 6,325    $ 5,163
     Securities and other                                  1,956      2,268      6,288      6,781
                                                         -------    -------    -------    -------
         Total                                             4,258      4,028     12,613     11,944

Interest expense
     Deposits and repurchase agreements                    2,273      2,015      6,290      5,735
     Federal Home Loan Bank advances                         336        553      1,462      1,516
                                                         -------    -------    -------    -------
         Total                                             2,609      2,568      7,752      7,251
                                                         -------    -------    -------    -------

Net interest income                                        1,649      1,460      4,861      4,693

Provision for loan losses                                     --         --         --         --
                                                         -------    -------    -------    -------

Net interest income after provision for
  loan losses                                              1,649      1,460      4,861      4,693

Noninterest income
     Gain on sale of real estate held for development         --         71         --        222
     Gain on sale of securities available-for-sale            77         69        325         76
     Service fee income                                      116         51        223        170
     Other operating income                                   18          4        138         20
                                                         -------    -------    -------    -------
         Total noninterest income                            211        195        686        488

Noninterest expense
     Compensation and benefits                               725        763      2,360      2,273
     Occupancy and equipment                                 159        159        456        431
     Data processing                                          50         35        128        108
     Advertising                                              24         73         73        173
     Other operating expenses                                211        167        581        513
                                                         -------    -------    -------    -------
         Total noninterest expense                         1,169      1,197      3,598      3,498
                                                         -------    -------    -------    -------

Income before income taxes                                   691        458      1,949      1,683

Income tax expense                                           239        159        656        563
                                                         -------    -------    -------    -------

     Net income                                          $   452    $   299    $ 1,293    $ 1,120
                                                         =======    =======    =======    =======


Basic earnings per share                                 $   .39    $   .20    $   .93    $   .74
Diluted earnings per share                               $   .38    $   .20    $   .92    $   .74

Comprehensive income                                     $ 2,228    $ 1,241    $ 4,368    $ 2,544
                                                         =======    =======    =======    =======

                 See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      2001         2000
                                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  1,293     $  1,120
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization (discount accretion) on securities          12           (8)
     Gain on sale of securities available-for-sale                      (325)         (76)
     Gain on sale of real estate held for development                     --         (222)
     Depreciation                                                        180          180
     ESOP compensation expense                                           203          160
     MRP compensation expense                                            223          245
     FHLB stock dividends                                               (122)        (100)
     Dividend reinvestments                                              (33)          --
     Net change in:
         Accrued interest receivable and other assets                    449          278
         Accrued interest payable and other liabilities                  443         (141)
                                                                    --------     --------

         Net cash from operating activities                            2,323        1,436

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                             (6,059)          --
Maturities and calls of securities available-for-sale                 46,150           --
Sales of securities available-for-sale                                 1,458          549
Principal repayments on mortgage-backed securities                     5,071        3,861
Net change in loans                                                  (28,533)      (5,344)
Purchases of FHLB stock                                               (2,000)          --
Net change in real estate held for development                           276          395
Purchase of premises and equipment                                      (538)         (57)
                                                                    --------     --------

     Net cash from investing activities                               15,825         (596)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                18,557        2,488
Net change in repurchase agreements                                   (6,322)       4,928
Net change in advances from borrowers for taxes and insurance            633         (635)
Net change in Federal Home Loan Bank advances                          5,000       (4,000)
Dividends paid                                                          (478)        (523)
Purchase of treasury stock                                            (5,273)      (3,402)
                                                                    --------     --------

     Net cash from financing activities                               12,117       (1,144)
                                                                    --------     --------

Net change in cash and cash equivalents                               30,265         (304)

Cash and cash equivalents at beginning of period                       4,066        4,024
                                                                    --------     --------

Cash and cash equivalents at end of period                          $ 34,331     $  3,720
                                                                    ========     ========

Cash paid during the period for
     Interest                                                       $  7,504     $  7,140
     Income taxes                                                        694          630

                 See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                    Common                                                  Accumulated
                                                   Stock and                                                   Other         Total
                                                  Additional               Unearned    Unearned                Compre-       Stock-
                                                    Paid-in    Retained      ESOP        MRP      Treasury     hensive      holders'
                                                    Capital    Earnings     Shares      Awards      Stock   Income (Loss)   Equity
                                                    --------   --------    --------    --------    --------    --------    --------
2000
----
Balance at January 1, 2000                          $ 26,463   $ 23,990    $ (1,456)   $   (550)   $(14,294)   $ (6,795)   $ 27,358
Comprehensive income
    Net income                                            --      1,120          --          --          --          --       1,120
    Change in fair value of securities
      available-for-sale, net of reclassification
      and tax effects                                     --         --          --          --          --       1,424       1,424
                                                                                                                           --------
       Total comprehensive income                                                                                             2,544

Purchase of 246,300 shares of treasury stock              --         --          --          --      (3,402)         --      (3,402)
Dividends declared ($.36 per share)                       --       (523)         --          --          --          --        (523)
ESOP shares earned                                        36         --         124          --          --          --         160
MRP shares earned                                         --         --          --         245          --          --         245
                                                    --------   --------    --------    --------    --------    --------    --------

Balance at September 30, 2000                       $ 26,499   $ 24,587    $ (1,332)   $   (305)   $(17,696)   $ (5,371)   $ 26,382
                                                    ========   ========    ========    ========    ========    ========    ========
2001
----
Balance at January 1, 2001                          $ 26,513   $ 24,852    $ (1,290)   $   (223)   $(17,956)   $ (2,617)   $ 29,279
Comprehensive income
    Net income                                            --      1,293          --          --          --          --       1,293
    Change in fair value of securities
      available-for-sale, net of reclassification
      and tax effects                                     --         --          --          --          --       3,075       3,075
                                                                                                                           --------
       Total comprehensive income                                                                                             4,368

Purchase of 298,900 shares of treasury stock              --         --          --          --      (5,273)         --      (5,273)
Dividends declared ($.36 per share)                       --       (478)         --          --          --          --        (478)
ESOP shares earned                                        84         --         119          --          --          --         203
MRP shares earned                                         --         --          --         223          --          --         223
                                                    --------   --------    --------    --------    --------    --------    --------

Balance at September 30, 2001                       $ 26,597   $ 25,667    $ (1,171)   $     --    $(23,229)   $    458    $ 28,322
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

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of September 30, 2001 and December 31, 2000 and for the nine-month and three-month periods ended September 30, 2001 and 2000. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single-family-residence lots provide the revenues in real estate development operations. All operations are domestic.

The Company has had limited activity in the real estate development segment in 2001 due to the completion of existing development projects in 2000. However, management continues to pursue opportunities for new real estate development projects.

Information reported internally for performance assessment for the nine-month and three-month periods ended September 30, 2001 and 2000 follows.

                                                                   Real Estate
                                                        Banking    Development    Total
                                                       ---------    ---------   ---------
Nine Months Ended September 30, 2001
------------------------------------
  Net interest income                                  $   4,861    $     --    $   4,861
  Gain on sale of real estate held for development            --          --           --
  Other revenue                                              686          --          686
  Other expenses                                           3,598          --        3,598
  Segment profit                                           1,293          --        1,293

Three Months Ended September 30, 2001
-------------------------------------
  Net interest income                                  $   1,649    $     --    $   1,649
  Gain on sale of real estate held for development            --          --           --
  Other revenue                                              211          --          211
  Other expenses                                           1,169          --        1,169
  Segment profit                                             452          --          452

Segment assets as of September 30, 2001                $ 252,537    $     --    $ 252,537

                                                                   Real Estate
                                                        Banking    Development    Total
                                                       ---------    ---------   ---------
Nine Months Ended September 30, 2001
------------------------------------
  Net interest income                                  $   4,693    $     --    $   4,693
  Gain on sale of real estate held for development            --         222          222
  Other revenue                                              266          --          266
  Other expenses                                           3,498          --        3,498
  Segment profit                                             973         147        1,120

Three Months Ended September 30, 2000
-------------------------------------
  Net interest income                                  $   1,460    $     --    $   1,460
  Gain on sale of real estate held for development            --          71           71
  Other revenue                                              124          --          124
  Other expenses                                           1,197          --        1,197
  Segment profit                                             252          47          299

Segment assets as of September 30, 2000                $ 227,630    $     61    $ 227,691


Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2001 and 2000.

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                               2001         2000         2001         2000
                                            ----------   ----------   ----------   ----------
BASIC EARNINGS PER SHARE
Net income as reported                      $      452   $      299   $    1,293   $    1,120
Weighted average common
  shares outstanding                         1,165,041    1,467,769    1,396,993    1,511,698
                                            ----------   ----------   ----------   ----------

   Basic earnings per share                 $      .39   $      .20   $      .93   $      .74
                                            ==========   ==========   ==========   ==========

EARNINGS PER SHARE ASSUMING DILUTION
Net income available to common
  shareholders                              $      452   $      299   $    1,293   $    1,120
                                            ==========   ==========   ==========   ==========

Weighted average common shares
  outstanding                                1,165,041    1,467,769    1,396,993    1,511,698
Add dilutive effect of assumed exercises:
    Stock options                               25,111           --        9,388           --
    Stock awards                                   433           --          312           --
                                            ----------   ----------   ----------   ----------
Weighted average common and dilutive
    potential common shares outstanding      1,190,585    1,467,769    1,406,693    1,511,698
                                            ----------   ----------   ----------   ----------

    Diluted earnings per share              $      .38   $      .20   $      .92   $      .74
                                            ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries at September 30, 2001 to its financial condition at December 31, 2000 and the results of operations for the nine-month and three-month periods ended September 30, 2001 to the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2001 were $252.5 million compared to $235.2 million at December 31, 2000, an increase of $17.3 million. The growth in total assets was primarily funded by an increase in deposits of $18.5 million. During the nine months ended September 30, 2001, loans increased $28.6 million while securities available-for-sale decreased $41.6 million. Loans increased as a result of the low rate environment, which created increased loan demand. Securities available-for-sale decreased as a result of calls of securities totaling approximately $46.1 million as a result of the decreasing rate environment. These funds were reinvested in loans and maintained in cash and cash equivalents. Cash and cash equivalents increased $30.3 million to $34.3 million at September 30, 2001.

The allowance for loan losses was $500,000 at both September 30, 2001 and December 31, 2000. There were no impaired loans at either date.

Total liabilities at September 30, 2001 were $224.2 million compared to $205.9 million at December 31, 2000, an increase of $18.3 million, primarily due to an increase in deposits as previously mentioned.

Stockholders' equity at September 30, 2001 was $28.3 million compared to $29.3 million at December 31, 2000, a decrease of $1.0 million. The decrease was primarily attributable to purchases of treasury stock of $5.3 million, offset by net income of $1.3 million and an increase in the unrealized gain on securities available-for-sale, net of tax, of $3.1 million.

RESULTS OF OPERATIONS

Net income increased $153,000 to $452,000 for the quarter ended September 30, 2001 compared to the same period in 2000. Net income increased $173,000 to $1.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Fluctuations in net income are discussed below.

Net interest income was $1.6 million for the quarter ended September 30, 2001 compared to $1.5 million for the same period in 2000. Net interest income increased to $4.9 million for the nine-month period ended September 30, 2001 compared to $4.7 million for the same period in 2000. The net interest spread and the net interest margin remained at 2.18% and 2.66%, respectively, for both quarters ended September 30, 2001 and 2000. Although the percentages remained the same for both quarters, the yield on earning assets decreased to 6.86% from 7.35% and was offset by a decrease in the cost of funds from 5.17% to 4.68%. The net interest spread and the net interest margin both decreased to 2.18% and 2.70% for the nine months ended September 30, 2001 from 2.38% and 2.87% in the prior period. The overall increase in net interest income reflected an increase in the average balance of interest-earning assets from $227.7 million for the nine months ended September 30, 2000 to $246.8 million for the nine months ended September 30, 2001.

The provision for loan losses was zero for the quarters and nine-month periods ended September 30, 2001 and 2000. Management believes that the allowance is adequate based on: the low level of past due loans in the portfolio; actual loss experience; and current economic conditions. Most of the Company's loans are secured by first mortgages on residential real estate.

Noninterest income increased $16,000 to $211,000 and increased $98,000 to $686,000 for the three-month and nine-month periods ended September 30, 2001, respectively, compared to the same periods in 2000. These increases are primarily due to gains on sales of securities available-for-sale of $77,000 and $325,000 for the three months and nine months ended September 30, 2001, respectively, compared to gains of $69,000 and $76,000 in the prior year. The increase for both periods also reflects an increase in service fee income as a result of the increased volume of deposit accounts. In addition, other operating income for the nine months ended September 30, 2001 increased as a result of $91,000 in awards received due to the Bank's involvement in the Bank Enterprise Award Program.

Noninterest expense was $1.2 million for both quarters ended September 30, 2001 and 2000 and $3.6 million and $3.5 million for the nine months ended September 30, 2001 and 2000, respectively. There were no significant changes in the various categories of noninterest expense during these comparative periods.

The Company's federal income tax expense increased $80,000 to $239,000 for the quarter ended September 30, 2001 compared to the same period in 2000, while income tax expense increased $93,000 to $656,000 for the nine-month period ended September 30, 2001 compared to the same period in 2000. Income tax expense was approximately 35% of pre-tax income in each period.

LIQUIDITY

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The Bank's liquidity ratio does fluctuate, but has been in excess of the required and targeted levels. The Bank's average regulatory liquidity at September 30, 2001 was 52.5%, approximately the same as in 2000.

At September 30, 2001, the Bank had $3.5 million in commitments to originate loans and $2.5 million in standby letters of credit.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2001:

                                 ACTUAL               REQUIRED              EXCESS
                                -------               --------              ------
                                 AMOUNT     %          AMOUNT     %          AMOUNT     %
                                -------     -         -------     -         -------     -
Core capital (to adjusted
  total assets)                 $19,906    8.31%      $ 9,581    4.00%      $10,325    4.31%
Total risk-based capital
  (to risk-weighted assets)      20,406   16.18        10,092    8.00        10,314    8.18

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In 2001, new accounting guidance was issued that requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting after this time. Beginning in 2002, the new guidance revises the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The Company does not expect this new guidance to have a material effect on the financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2001, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (58)% and would result in a $17.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2001 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                              NPV as a % of
                 ---------Net Portfolio Value--------     -----PV of Assets-----
                          -------------------                  ------------
Change in Rates  $ Amount     $ Change       % Change     NPV Ratio    Change
---------------  --------     --------       --------     ---------    ------

    + 300 bp     $  4,744     $(25,206)          (84)%       2.19%    (989) bp
    + 200 bp       12,542      (17,408)          (58)        5.54     (654) bp
    + 100 bp       21,010       (8,940)          (30)        8.87     (321) bp
        0 bp       29,950           --            --        12.08
    - 100 bp       32,708        2,758             9        12.92       85  bp
    - 200 bp       32,267        2,317             8        12.65       58  bp
    - 300 bp       31,885        1,935             6        12.40       32  bp

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

Management has not yet completed the computation of NPV as of September 30, 2001 but estimates that the results would not be materially different than those presented above.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

                  None

ITEM 2.   CHANGES IN SECURITIES.

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.   OTHER INFORMATION.

                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits - Not applicable.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARK BANCORP, INC.

Date: November 12, 2001                    /s/ David A. Remijas
                                           -------------------------------------
                                           David A. Remijas
                                           President and Chief Executive Officer


Date: November 12, 2001                    /s/ Steven J. Pokrak
                                           -------------------------------------
                                           Steven J. Pokrak
                                           Treasurer and Chief Financial Officer