Form 10-K405
period 2001-12-31
PARK BANCORP INC
filed 2002-03-27
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                           Yes ___X___   No _______

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $ 15,821,000 as of March 13, 2002.

As of March 13, 2002, the Registrant had outstanding 1,225,605 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 23, 2002. Incorporated into Part III.

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

The Bank attracts retail deposits from the general public in the areas surrounding its offices and invests those deposits, together with funds generated from operations and other borrowings, primarily in fixed-rate, one-to-four-family residential mortgage loans and securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank's revenues are derived principally from interest on its loans and securities. The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank ("FHLB"), securities sold under repurchase agreements, and principal and interest payments on loans and securities.

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

LENDING ACTIVITIES

GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2001, the Bank had total gross loans outstanding of $139.1 million, of which $87.6 million were one-to-four family residential mortgage loans, or 63.0% of the Bank's total gross loans. The remainder of the portfolio consists of $17.3 million of multi-family mortgage loans, or 12.4% of total gross loans; $8.5 million of commercial real estate loans, or 6.2% of total gross loans; $10.7 million of construction and land loans, or 7.7% of total gross loans; and consumer and other loans of $14.9 million, or 10.8% of total gross loans. The Bank had no loans held for sale at December 31, 2001.

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

                        ----------------------------------------------At December 31,----------------------------------------------
                                                                     ---------------
                        --------2001-------   --------2000-------   --------1999-------   -------1998--------   --------1997-------
                                ----                  ----                  ----                 ----                   ----
                                    Percent               Percent               Percent               Percent               Percent
                          Amount   of Total     Amount   of Total     Amount   of Total     Amount   of Total     Amount   of Total
                          ------   --------     ------   --------     ------   --------     ------   --------     ------   --------
Real estate
    Residential
       One-to-four-
         family         $  87,620     63.00%  $  71,375     70.23%  $  66,826     75.03%  $  60,103     77.51%  $  55,634     79.24%
       Multi-family        17,279     12.43      10,924     10.75       9,847     11.05       9,947     12.83       7,860     11.19
    Commercial              8,548      6.15       5,316      5.23       3,756      4.22       3,200      4.12       1,794      2.56
    Construction and
      land                 10,668      7.67       9,130      8.98       6,076      6.82       1,963      2.53       3,421      4.87
Consumer and other         14,947     10.75       4,882      4.81       2,561      2.88       2,333      3.01       1,501      2.14
                        ---------   -------   ---------   -------   ---------   -------   ---------   -------   ---------   -------

    Total loans, gross    139,062    100.00%    101,627    100.00%     89,066    100.00%     77,546    100.00%     70,210    100.00%
                                    =======               =======               =======               =======               =======

Undisbursed portion
  of loans funds           (3,329)               (3,763)               (1,543)                 (910)               (1,042)
Deferred loan
  origination fees
  and unearned
  discounts                  (445)                 (347)                 (331)                 (360)                 (341)
Allowance for
  loan losses                (500)                 (500)                 (500)                 (500)                 (500)
                        ---------             ---------             ---------             ---------             ---------

    Total loans, net    $ 134,788             $  97,017             $  86,692             $  75,776             $  68,327
                        =========             =========             =========             =========             =========

LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans at December 31, 2001. The table does not include principal prepayments.

                                     -----------------Real Estate Loans----------------
                                                      -----------------
                                      One-to-                              Construction     Consumer       Total
                                       Four-       Multi-                       and            and         Loans
                                      Family       Family     Commercial       Land           Other     Receivable
                                      ------       ------     ----------       ----           -----     ----------
Amounts due
    One year or less                 $    393     $       -    $     883    $   8,808    $    7,181     $   17,265

    After one year
       More than one year
         to three years                   732         1,143          355          880         2,850          5,960
       More than three years
         to five years                  1,209         7,308        1,453          980         4,774         15,724
       More than five years
         to ten years                   4,920         3,644        2,243            -             -         10,807
       More than ten years
         to twenty years               25,241         3,665        3,614            -           142         32,662
       More than twenty years          55,125         1,519            -            -             -         56,644
                                     --------     ---------    ---------    ---------    ----------     ----------

          Total due after
            December 31, 2002          87,227        17,279        7,665        1,860         7,766        121,797
                                     --------     ---------    ---------    ---------    ----------     ----------

              Gross loans
                receivable           $ 87,620     $  17,279    $   8,548    $  10,668    $   14,947     $  139,062
                                     ========     =========    =========    =========    ==========     ==========

The following table sets forth at December 31, 2001 the dollar amount of total gross loans receivable contractually due after December 31, 2002 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                          ------Due After December 31, 2002---
                                                                                ---------------------------
                                                                              Fixed     Adjustable     Total
                                                                              -----     ----------     -----
    Real estate loans
       Residential
          One-to-four-family                                              $   79,947   $    7,280   $   87,227
          Multi-family                                                        17,096          183       17,279
       Commercial                                                              7,665            -        7,665
       Construction and land                                                   1,860            -        1,860
    Consumer and other                                                         7,110          656        7,766
                                                                          ----------   ----------   ----------

       Total gross loans receivable                                       $  113,678   $    8,119   $  121,797
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

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                                                              For the Year Ended December 31,
                                                                              ------------------------------
                                                                              2001        2000          1999
                                                                              ----        ----          ----
       Beginning balance, net                                             $   97,017   $   86,692   $   77,546
          Loans originated
              One-to-four-family                                              31,585       11,039       16,911
              Multi-family                                                     8,728        2,710        3,357
              Commercial                                                       3,354        6,062        2,715
              Construction and land                                            7,113       10,032       11,275
              Consumer and other                                                 616        1,316          774
                                                                          ----------   ----------   ----------
                 Total loans originated                                       51,396       31,159       35,032
          Loans purchased                                                     10,144          656          646
                                                                          ----------   ----------   ----------
                                                                              61,540       31,815       35,678

       Principal payments                                                    (24,203)     (19,270)     (25,899)
       Change in undisbursed loan funds                                          434       (2,220)        (633)
                                                                          ----------   ----------   ----------

          Ending balance, net                                             $  134,788   $   97,017   $   86,692
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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans is subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

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

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2001, the Bank had $10.7 million in purchased mortgage loans and loan participations serviced by others, totaling 7.7% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2001, the Bank had $122,000 of assets classified as "Special Mention." No assets were classified as "Substandard," "Doubtful," or "Loss."

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

                                      -----------------------------At December 31,----------------------------
                                                                   ---------------
                                          2001          2000           1999           1998            1997
                                          ----          ----           ----           ----            ----
Nonaccrual loans
     Residential real estate
         One-to-four-family           $       122    $       457     $         -    $       188    $       241
         Multi-family                           -              -               -              -             99
     Commercial                                 -              -               -              -              -
     Construction and land                      -              -               -              -              -
     Consumer and other                         -              1              63              -              8
                                      -----------    -----------     -----------    -----------    -----------
Total nonperforming loans                     122            458              63            188            348
REO                                             -              -               -              -             60
                                      -----------    -----------     -----------    -----------    -----------

Total nonperforming assets            $       122    $       458     $        63    $       188    $       408
                                      ===========    ===========     ===========    ===========    ===========

At December 31, 2001, there were three loans totaling $407,000 that were 60 to 89 days delinquent.

                                      -----------------------------At December 31,----------------------------
                                                                   ---------------
                                           2001            2000          1999          1998            1997
                                           ----            ----          ----          ----            ----
Allowance for loan losses as a
  percent of gross loans receivable         0.36%           0.49%         0.56%         0.64%           0.71%

Allowance for loan losses as a per-
   cent of total nonperforming loans      409.84          109.17        793.65        265.96          143.68

Nonperforming loans as a percent of
  gross loans receivable(1)                 0.09            0.45          0.07          0.24            0.50

Nonperforming assets as a percentage
  of total assets(1)                        0.05            0.19          0.03          0.09            0.23

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

The following table sets forth activity in the Bank's allowance for loan losses for the years set forth in the table.

                                          2001           2000           1999           1998            1997
                                          ----           ----           ----           ----            ----
Balance at beginning of year          $       500    $       500     $       500    $       500    $       500
Provision for loan losses                       -              -               -              -              -
Charge-offs
    Multi-family                                -              -               -              -              -
                                      -----------    -----------     -----------    -----------    -----------
       Total                                    -              -               -              -              -
Recoveries                                      -              -               -              -              -
                                      -----------    -----------     -----------    -----------    -----------

Balance at end of year                $       500    $       500     $       500    $       500    $       500
                                      ===========    ===========     ===========    ===========    ===========

Net charge-offs to average
  gross loans outstanding             $        -     $        -      $         -    $         -    $         -

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                  ---------------------------------------------------------------------At December 31,----------------
                                                                                       ---------------

                  -------------2001--------------   ------------2000--------------  -------------1999---------------
                               ----                             ----                             ----
                                       Percent of                       Percent of                       Percent of
                                          Gross                            Gross                            Gross
                                        Loans in                         Loans in                         Loans in
                                          Each                             Each                             Each
                            Percent of  Category             Percent of  Category             Percent of  Category
                             Allowance  to Total              Allowance  to Total              Allowance  to Total
                             to Total     Gross               to Total     Gross               to Total     Gross
                   Amount    Allowance    Loans     Amount    Allowance    Loans     Amount    Allowance    Loans
                   ------    ---------    -----     ------    ---------    -----     ------    ---------    -----
One-to-four-
  family          $     190    38.00%     63.00%   $     177    35.40%     70.23%   $     267    53.40%     75.03%
Multi-family             60    12.00      12.43           55    11.00      10.75           98    19.60      11.05
Commercial               59    11.80       6.15           60    12.00       5.23           38     7.60       4.22
Construction
  and land               57    11.40       7.67           54    10.80       8.98           61    12.20       6.82
Consumer and
  other                  69    13.80      10.75           49     9.80       4.81           11     2.20       2.88
Unallocated              65    13.00          -          105    21.00          -           25     5.00         -
                  ---------  -------    -------    ---------  -------    -------    ---------  -------    -------
   Total
     allowance
     for loan
     losses       $     500   100.00%    100.00%   $     500    100.0%    100.00%   $     500   100.00%    100.00%
                  =========  =======    =======    =========  =======    =======    =========  =======    =======

[WIDE TABLE CONTINUED FROM ABOVE]

                    ---------------------------------------------------------------


                    ------------1998--------------   ------------1997--------------
                                ----                             ----
                                        Percent of                       Percent of
                                           Gross                            Gross
                                         Loans in                         Loans in
                                           Each                             Each
                             Percent of  Category             Percent of  Category
                              Allowance  to Total              Allowance  to Total
                              to Total     Gross               to Total     Gross
                    Amount    Allowance    Loans     Amount    Allowance    Loans
                    ------    ---------    -----     ------    ---------    -----
One-to-four-
  family            $    301    60.20%     77.51%    $    278    55.60%     79.24%
Multi-family              99    19.80      12.83           79    15.80      11.19
Commercial                32     6.40       4.12           36     7.20       2.56
Construction
  and land                20     4.00       2.53           68    13.60       4.87
Consumer and
  other                   11     2.20       3.01            4     0.80       2.14
Unallocated               37     7.40         -            35     7.00          -
                    --------  -------    -------     --------  -------    -------
   Total
     allowance
     for loan
     losses         $    500   100.00%    100.00%    $    500   100.00%    100.00%
                    ========  =======    =======     ========   ======    =======

INVESTMENT ACTIVITIES

The investment policies of the Company and the Bank as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities, corporate bonds, municipal securities, and equity securities.

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

All United States government agency notes held at December 31, 2001 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.

                                    ------------------------------At December 31,-------------------------------
                                                                  ---------------
                                    -----------2001--------   ----------2000--------    ----------1999----------
                                               ----                     ----                      ----
                                      Carrying       Fair       Carrying       Fair       Carrying        Fair
                                       Amount        Value       Amount        Value       Amount         Value
                                       ------        -----       ------        -----       ------         -----
Available-for-sale
    U.S. government agency notes    $    29,627  $   29,627   $  103,691   $  103,691   $   98,022   $   98,022
    Corporate bonds                      15,052      15,052            -            -            -            -
    Mortgage-backed securities
       FNMA (1)                           5,156       5,156        7,842        7,842       10,122       10,122
       FHLMC (2)                          8,641       8,641       10,771       10,771       13,118       13,118
    Municipal securities                  1,415       1,415        1,036        1,036          895          895
    Equity securities                     5,813       5,813        1,880        1,880        2,202        2,202
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total available-for-sale     $    65,704  $   65,704   $  125,220   $  125,220   $  124,359   $  124,359
                                    ===========  ==========   ==========   ==========   ==========   ==========

(1) Federal National Mortgage Association.

(2) Federal Home Loan Mortgage Corporation.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 2001. All of the Company's securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

                                -----------------------------------------------At December 31, 2001-----
                                                                               --------------------
                                                             More than One         More than Five
                                   One Year or Less       Year to Five Years     Years to Ten Years
                                   ----------------       ------------------     ------------------

                                            Weighted                Weighted               Weighted
                                Carrying     Average     Carrying    Average    Carrying    Average
                                 Amount       Yield       Amount      Yield      Amount      Yield
                                 ------       -----       ------      -----      ------      -----
Securities
    U.S. government agency
      notes                     $       -         -%    $   1,982       4.28%   $       -          -%
    Corporates                      1,011      3.50        14,041       5.32            -          -
    Municipal securities                -         -             -          -          369       3.95
    Equity securities                   -         -             -          -            -          -
                                ---------   -------     ---------   --------    ---------   --------

       Total securities         $   1,011      3.50%    $  16,023       5.19%   $     369       3.95%
                                =========   =======     =========   ========    =========   ========


Mortgage-backed securities
    FNMA                        $       -         -%    $   2,857       5.90%   $     856       6.06%
    FHLMC                             282      6.00         7,115       6.04            -          -
                                ---------   -------     ---------   --------    ---------   --------
       Total mortgage-
         backed securities      $     282      6.00%    $   9,972       6.00%   $     856       6.06%
                                =========   =======     =========   ========    =========   ========

[WIDE TABLE CONTINUED FROM ABOVE]

                                 ---------------------------------------------

                                        More than
                                        Ten Years                Total
                                        ---------                -----

                                              Weighted               Weighted
                                   Carrying    Average     Carrying   Average
                                    Amount      Yield       Amount     Yield
                                    ------      -----       ------     -----
Securities
    U.S. government agency
      notes                      $   27,645      6.57%    $  29,627      6.42%
    Corporates                            -         -        15,052      5.20
    Municipal securities              1,046      4.89         1,415      4.65
    Equity securities                     -         -         5,813         -
                                 ----------  --------    ----------  --------

       Total securities          $   28,691      6.51%   $   51,907      5.97%
                                 ==========  ========    ==========  ========


Mortgage-backed securities
    FNMA                         $    1,443      6.44%   $    5,156      6.08%
    FHLMC                             1,244      7.09         8,641      6.19
                                 ----------  --------    ----------  --------
       Total mortgage-
         backed securities       $    2,687      6.74%   $   13,797      6.15%
                                 ==========  ========    ==========  ========


Included in the table above are $26.6 million of FHLB notes that are callable at the option of the FHLB. Callable and variable rate FHLB advances totaled $30.0 million and $2.0 million at December 31, 2001, respectively. The Company has call risk on both the investing and borrowing positions. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

SOURCES OF FUNDS

GENERAL. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2001, the Bank had $91.3 million of certificate accounts maturing in a year or less. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

                                                                     ---------Years Ended December 31,--------
                                                                              -----------------------
                                                                         2001          2000            1999
                                                                         ----          ----            ----

     Net deposits (withdrawals)                                      $     9,145    $    (3,820)   $    (8,693)
     Interest credited on deposit accounts                                 5,956          6,118          6,018
                                                                     -----------    -----------    -----------

         Total increase (decrease) in deposit accounts               $    15,101    $     2,298    $    (2,675)
                                                                     ===========    ===========    ===========

At December 31, 2001, the Bank had $16.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                                   Weighted
                                                                                                    Average
          Maturity Period                                                             Amount         Rate
          ---------------                                                             ------         ----
     Three months or less                                                           $     3,644        5.15%
     Over three through six months                                                        6,760        6.06
     Over six through twelve months                                                       3,669        5.77
     Over twelve months                                                                   2,797        4.70
                                                                                    -----------    --------

         Total                                                                      $    16,870        5.57%
                                                                                    ===========    ========

The following table sets forth the distribution of the Bank's deposit accounts for the years indicated.

                                        ----------------------------------------December 31,---------------------------------------
                                                                                ------------
                                        -----------2001-------------    ------------2000------------    -----------1999------------
                                                   ----                             ----                             ----
                                                          Percent of                      Percent of                     Percent of
                                           Amount            Total         Amount            Total          Amount          Total
                                           ------            -----         ------            -----          ------          -----
Passbook accounts                       $     33,543         20.57%     $     32,416         21.91%     $     31,832         21.85%
Money market savings accounts                  7,901          4.85             6,548          4.42             6,612          4.54
NOW accounts                                   8,316          5.10             8,167          5.52             7,891          5.42
Non-interest-bearing accounts                  4,915          3.01             3,904          2.64             2,698          1.85
                                        ------------   -----------      ------------   -----------      ------------   -----------
     Total transaction accounts               54,675         33.53            51,035         34.49            49,033         33.66

Certificate accounts
     2.00% to 2.99%                            8,951          5.49                 -            -                  -             -
     3.00% to 3.99%                           14,499          8.89             1,016           .69             2,056          1.41
     4.00% to 4.99%                           22,167         13.59             5,418          3.66            31,857         21.87
     5.00% to 5.99%                           33,750         20.70            34,886         23.58            54,586         37.47
     6.00% to 6.99%                           28,019         17.18            52,976         35.80             8,143          5.59
     7.00% to 7.99%                            1,013          0.62             2,642          1.78                 -             -
                                        ------------   -----------      ------------   -----------      ------------   -----------

         Total certificate accounts          108,399         66.47            96,938         65.51            96,642         66.34
                                        ------------   -----------      ------------   -----------      ------------   -----------

              Total deposits            $    163,074        100.00%     $    147,973        100.00%     $    145,675       100.00%
                                        ============   ===========      ============   ===========      ============   ==========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.

                                        --------------------Period to Maturity from December 31, 2001----------------
                                                            -----------------------------------------
                                         Less than       1 to         2 to         3 to         4 to       More than
                                          1 Year        2 Years      3 Years      4 Years      5 Years      5 Years        Total
                                          ------        -------      -------      -------      -------      -------        -----
Certificate accounts
    2.00% to 2.99%                      $    5,952   $    2,999   $        -    $       -    $        -   $        -    $   8,951
    3.00% to 3.99%                          10,681        3,213          546            -            59            -       14,499
    4.00% to 4.99%                          15,435        5,401          759            -           567            5       22,167
    5.00% to 5.99%                          30,187        1,863        1,344          305            47            4       33,750
    6.00% to 6.99%                          25,116          321        1,212          259            10        1,101       28,019
    7.00% to 7.99%                           1,013            -            -            -             -            -        1,013
                                        ----------   ----------   ----------    ---------    ----------   ----------   ----------

       Total                            $   88,384   $   13,797   $    3,861    $     564    $      683   $    1,110   $  108,399
                                        ==========   ==========   ==========    =========    ==========   ==========   ==========

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $39.0 million of FHLB advances outstanding at December 31, 2001, which carry interest rates ranging from 4.20% to 6.28% and mature on various dates, subject to certain call options by the FHLB.

The Company's borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                     2001           2000
                                                                     ----           ----
         Balance at year end                                     $   10,658     $   18,686
         Maximum month-end balance during the year                   18,686         18,686
         Average balance during the year                             13,878         17,055
         Average interest rate at year end                             4.42%          6.80%
         Average interest rate during the year                         5.59           6.68

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

During 2001, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consisted of 88 single-family lots. As of December 31, 2001, all 88 lots have been sold. PBI was involved in the Prairie Trail South development located in Batavia, Illinois. The project consisted of 96 single-family lots. As of December 31, 2001, all 96 lots have been sold.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. PBI and GPS incur substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project as development costs are incurred. Positive cash flows do not occur until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy has been stable in recent years, there can be no assurance that it will continue to be favorable. For the years ended December 31, 2001, 2000, and 1999, gains on the sales of real estate held for development totaled $13,000, $318,000, and $1.6 million, respectively.

EMPLOYEES

At December 31, 2001, the Company had 53 full-time equivalent employees. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

REGULATION

The Bank is subject to regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Bank is also required to either provide notice or apply to the OTS before making certain dividend payments. Periodic examinations by the OTS and the FDIC test the Bank's compliance with various regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC") under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors, rather than the stockholders of the Company. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in the regulatory structure, the applicable statutes, regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company and the Bank and their operations.

RECENT FEDERAL LEGISLATIVE INITIATIVES. PATRIOT ACT OF 2001. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorists attacks, requires bank regulators to consider a financial institution's compliance with the Bank Secrecy Act ("BSA") when reviewing applications from financial institutions. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United Stated Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Bank's compliance with the BSA therefore will be considered by its federal regulators when reviewing applications submitted by the Bank.

IMPACT OF THE GRAMM-LEACH-BLILEY ACT. In 1999, the Gramm-Leach-Bliley Act ("the GLB Act") was enacted, which, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms. The GLB Act significantly reforms various aspects of the financial services business, including but not limited to: (i) establishing a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies, and other financial companies; (ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The GLB Act restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

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

The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Final regulations have been passed regarding customer privacy under the GLB Act. Compliance with such privacy regulations was voluntary until July 2001.

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

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank's main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has branch locations at 2740 West 55th Street, Chicago, Illinois 60632 and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all three of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The Bank recently purchased property, for a price of $130,000, near the 55th Street location for possible expansion.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 896 stockholders as of December 31, 2001. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2001 and 2000.

                                          ----------------2001----------------  ----------------2000----------------
                                                          ----                                  ----
                                                                    Dividends                            Dividends
                                              High         Low      Declared       High         Low      Declared
                                              ----         ---      --------       ----         ---      --------
         First quarter                    $   15.75   $   13.38   $    0.12   $    14.88    $  11.63    $   0.12
         Second quarter                       19.37       15.43        0.12        13.38       11.75        0.12
         Third quarter                        19.90       17.06        0.12        13.63       12.25        0.12
         Fourth quarter                       18.12       17.20        0.12        13.50       12.00        0.12


ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

SELECTED FINANCIAL DATA

                                            --------------------At or for the year ended December 31,------------------
                                                                -------------------------------------
                                                   2001            2000           1999           1998         1997
                                                   ----            ----           ----           ----         ----
Total assets                                $      243,448  $     235,183  $     226,027  $      203,788  $     176,672
Cash and cash equivalents                           27,909          4,066          4,024          10,709          7,812
Securities available-for-sale                       65,704        125,220        124,359         108,506         37,101
Securities held-to-maturity                              -              -              -               -         55,736
Loans receivable, net(1)                           134,788         97,017         86,692          75,776         68,327
Deposits                                           163,074        147,973        145,675         148,350        131,865
Securities sold under repurchase
  agreements                                        10,658         18,686         13,185           6,418          4,250
FHLB advances                                       39,000         36,000         36,000          10,000              -
Stockholders' equity                                27,278         29,279         27,358          37,023         38,601

Interest income                                     16,519         16,006         14,920          13,792         12,464
Interest expense                                    10,107          9,873          8,171           7,410          6,390
Net interest income                                  6,412          6,133          6,749           6,382          6,074
Provision for loan losses                                -              -              -               -              -
Noninterest income                                     777            723          2,045           1,151            585
Noninterest expense                                  4,754          4,497          4,702           4,252          4,261
Income tax expense                                     831            802          1,385           1,130            855
Net income                                           1,604          1,557          2,707           2,151          1,543

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                      ------------At or for the Year Ended December 31,-----------
                                                                  -------------------------------------
                                                      2001           2000         1999         1998         1997
                                                      ----           ----         ----         ----         ----
PERFORMANCE RATIOS:
     Return on average assets                          0.65%         0.68%         1.23%       1.09%         0.87%
     Return on average equity                          5.58          5.86          7.87        5.59          3.84
     Average equity to average assets                 11.67         11.64         15.61       19.52         22.75
     Dividend payout ratio                            38.09         44.64         34.28           -             -
     Net interest rate spread(2)                       2.18          2.30          2.56        2.52          2.58
     Net interest margin(3)                            2.68          2.80          3.20        3.39          3.61
     Efficiency ratio(4)                              66.12         65.59         53.47       56.44         63.99
     Noninterest expense to average assets             1.93          1.97          2.13        2.16          2.41

ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of gross loans receivable(5)             .09%         0.45%         0.07%       0.24%         0.50%
     Nonperforming assets as a
       percentage of total assets(5)                    .05          0.19          0.03        0.09          0.23
     Allowance for loan losses as a
       percent of gross loans receivable                .38          0.49          0.56        0.64          0.71
     Allowance for loan losses as a
       percent of nonperforming loans(5)             409.84        109.17        793.65      265.96        143.68

OTHER DATA:
     Number of full service offices                    3             3             3           3             3


(1) The allowance for loan losses at December 31, 2001, 2000, 1999, 1998, and 1997 was $500.

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

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2001, 2000, and 1999. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

                                                     --------------------------------------------------Year Ended December 31,------
                                                                                                       -----------------------
                                                     ------------------2001---------------     ------------------2000---------------
                                                                       ----                                      ----
                                                                                   Average                                   Average
                                                        Average                    Yield/        Average                     Yield/
                                                        Balance      Interest       Cost         Balance       Interest       Cost
                                                        -------      --------       ----         -------       --------       ----
ASSETS
   Interest-earnings assets
     Securities, net(1)                              $    88,751     $  6,153        6.93%     $   102,271    $   7,569       7.40%
     Loans receivable(2)                                 114,218        8,868        7.76           90,801        6,973       7.68
     Mortgage-backed securities, net(1)                   16,660          993        5.96           20,839        1,332       6.39
     Interest-earning deposits and other investments      19,914          505        2.54            4,936          132       2.67
                                                     -----------     --------                  -----------    ---------
       Total interest-earning assets                     239,543       16,519        6.90          218,847       16,006       7.31
   Non-interest-earning assets                             6,946                                     9,435
                                                     -----------                               -----------

     Total assets                                    $   246,489                               $   228,282
                                                     ===========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                               $    32,528          648        1.99      $    32,369          752       2.32
     Money market savings accounts                         7,425          242        3.26            6,495          258       3.97
     NOW accounts                                         12,234           85         .69           10,459          104        .99
     Certificate accounts                                110,671        6,366        5.75           96,727        5,554       5.74
                                                     -----------     --------                  -----------    ---------
       Total deposits                                    162,858        7,341        4.51          146,050        6,668       4.57
     FHLB advances and other borrowings                   51,109        2,766        5.41           51,055        3,205       6.28
                                                     -----------     --------                  -----------    ---------
       Total interest-bearing liabilities                213,967       10,107        4.72          197,105        9,873       5.01
                                                                     --------                                 ---------
   Non-interest-bearing liabilities                        3,761                                     4,613
                                                     -----------                               -----------
     Total liabilities                                   217,728                                   201,718
   Stockholders' equity                                   28,761                                    26,564
                                                     -----------                               -----------

     Total liabilities and stockholders' equity      $   246,489                               $   228,282
                                                     ===========                               ===========

   Net interest income                                               $  6,412                                 $   6,133
                                                                     ========                                 =========

   Net interest rate spread(3)                                                       2.18%                                    2.30%
   Net interest margin(4)                                                            2.68%                                    2.80%
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                 111.95%                                   111.03%

[WIDE TABLE CONTINUED FROM ABOVE]

                                                    ---------------------------------------

                                                     -----------------1999-----------------
                                                                      ----
                                                                                    Average
                                                       Average                      Yield/
                                                       Balance      Interest         Cost
                                                       -------      --------         ----
ASSETS
   Interest-earnings assets
     Securities, net(1)                              $   100,310    $   7,107        7.09%
     Loans receivable(2)                                  81,453        6,294        7.73
     Mortgage-backed securities, net(1)                   23,429        1,378        5.88
     Interest-earning deposits and other investments       5,411          141        2.61
                                                     -----------    ---------
       Total interest-earning assets                     210,603       14,920        7.08
   Non-interest-earning assets                             9,731
                                                     -----------

     Total assets                                    $  220,334
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                               $    32,309          811        2.51
     Money market savings accounts                         6,251          219        3.50
     NOW accounts                                          8,897           97        1.09
     Certificate accounts                                 99,821        5,263        5.27
                                                     -----------    ---------
       Total deposits                                    147,278        6,390        4.34
     FHLB advances and other borrowings                   33,482        1,781        5.32
                                                     -----------    ---------
       Total interest-bearing liabilities                180,760        8,171        4.52
                                                                    ---------
   Non-interest-bearing liabilities                        5,189
                                                     -----------
     Total liabilities                                   185,949
   Stockholders' equity                                   34,385
                                                     -----------

     Total liabilities and stockholders' equity      $   220,334
                                                     ===========

   Net interest income                                              $   6,749
                                                                    =========

   Net interest rate spread(3)                                                       2.56%
   Net interest margin(4)                                                            3.20%
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                 116.51%


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

                                    -------2001 Compared to 2000-------    --------2000 Compared to 1999------
                                           ---------------------                   ---------------------
                                        Increase (Decrease) Due to              Increase (Decrease) Due to
                                        --------------------------              --------------------------
                                       Volume        Rate           Net       Volume         Rate         Net
                                       ------        ----           ---       ------         ----         ---
INTEREST EARNED ON
    Securities, net                 $    (958)   $     (458)  $   (1,416)  $      141   $      321   $      462
    Loans receivable, net               1,817            78        1,895          718          (39)         679
    Mortgage-backed securities,
      net                                (254)          (85)        (339)        (149)         103          (46)
    Interest-earning deposits
      and other investments               380            (7)         373          (13)           4           (9)
                                    ---------    ----------   ----------   ----------   ----------   ----------
       Total interest-earning
         assets                           985          (472)         513          697          389        1,086
                                    ---------    ----------   ----------   ----------   ----------   ----------

INTEREST EXPENSE ON
    Passbook savings accounts               4          (108)        (104)           2          (61)         (59)
    Money market savings accounts          34           (50)         (16)           9           30           39
    NOW accounts                           16           (35)         (19)           -            7            7
    Certificate accounts                  802            10          812         (171)         462          291
    FHLB advances and other
      borrowings                            3          (442)        (439)       1,060          364        1,424
                                    ---------    ----------   ----------   ----------   ----------   ----------
       Total interest-bearing
         liabilities                      859          (625)         234          900          802        1,702
                                    ---------    ----------   ----------   ----------   ----------   ----------

Change in net interest income       $     126    $      153   $      279   $     (203)  $     (413)  $     (616)
                                    =========    ==========   ==========   ==========   ==========   ==========


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

Total assets at December 31, 2001 were $243.4 million compared to $235.2 million at December 31, 2000, an increase of $8.2 million. Cash and cash equivalents increased $23.8 million to $27.9 million at December 31, 2001 primarily as a result of calls and maturities of securities totaling $79.9 million, the proceeds of which were reinvested in federal funds sold. During 2001, loans increased by $37.8 million to $134.8 million, primarily as a result of a decreasing interest rate environment resulting in high volumes of loan originations and refinancings. In addition, the Company purchased $10.1 million of loan participations in 2001.

The Company purchased $5.1 million of bank-owned life insurance in December of 2001 as an investment to fund the supplemental executive retirement plan. The Company is beneficiary to the insurance policies and will record the cash surrender value of the policies as an asset with increases recognized as income through the income statement. Other assets decreased from $1.7 million to $434,000 primarily as a result of the decrease in the deferred tax asset related to the unrealized loss on securities available-for-sale.

The allowance for loan losses was $500,000 at both December 31, 2001 and 2000. There were no impaired loans at either date. Nonaccrual loans were $122,000 at December 31, 2001 compared to $458,000 at the prior year-end. Losses, if any, on nonaccrual loans are not expected to be significant. No loan charge offs occurred in the two years ended December 31, 2001 and 2000.

Total liabilities at December 31, 2001 were $216.2 million compared to $205.9 million at December 31, 2000, an increase of $10.3 million. Deposits increased $15.1 million as customers were less willing to invest funds in a volatile stock market with interest rates falling throughout the year. In addition, the Company increased Federal Home Loan Bank advances by $3.0 million. These increases were partially offset by a decrease in securities sold under repurchase agreements of $8.0 million.

Stockholders' equity at December 31, 2001 was $27.3 million compared to $29.3 million at December 31, 2000, a decrease of $2.0 million, primarily due to the purchase of 343,600 shares of treasury stock for $6.1 million, and cash dividends of $611,000 offset by the increase in fair value of securities classified as available-for-sale of $2.6 million, net of deferred taxes, and net income of $1.6 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

General

Net income increased to $1.6 million in 2001. The increase is primarily due to increases in the Company's net interest income, partially offset by increases in noninterest expense which is more fully discussed below.

Net Interest Income

Interest income in 2001 was $16.5 million compared to $16.0 million in 2000, an increase of 3.1%. The increase in interest income was primarily due to an increase in the average balance of loans receivable of $23.4 million, partially offset by a $17.7 million decrease in the average balance of securities and mortgage-backed securities due to calls and maturities. This was partially offset by a 41 basis point decrease in the average yield on earning assets due to a decreasing rate environment.

Interest expense in 2001 was $10.1 million compared to $9.9 million in 2000, an increase of 2.0%. The increase in interest expense is due to an increase in the average balance of deposits of $16.8 million, partially offset by a decrease in the average rate paid on deposits and borrowings of 29 basis points.

Net interest income in 2001 was $6.4 million compared to $6.1 million in 2000, an increase of 4.9%. The increase was primarily due to the increased volume of earning assets, which was partially offset by a decrease in the net interest rate spread from 2.30% in 2000 to 2.18% in 2001 and a decrease in the net interest margin from 2.80% in 2000 to 2.68% in 2001.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change There was no provision for losses on loans in 2001 and 2000. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2001 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2001 was $777,000 compared to $723,000 in 2000. The increase was primarily attributable to an increase in service fee income as a result of an increase in the average balance of deposits as previously discussed. In addition, the Company realized net gains on the sale of securities of $325,000 in 2001 compared to $76,000 in 2000. This was partially offset by gains of only $13,000 on real estate held for development in 2001 compared to gains of $318,000 in 2000. The Company completed the sale of lots in the two real estate development projects they were involved in during 2001. Although management continues to seek opportunities for new real estate development projects, there can be no assurance that any new projects will be entered into during 2002.

Noninterest Expense

Noninterest expense in 2001 was $4.8 million compared to $4.5 million in 2000, an increase of 6.7%. The increase was primarily a result of increased compensation and benefits of $157,000 due to normal cost-of-living adjustments and increased health insurance costs. Legal fees also increased by approximately $64,000 as a result of fees associated with the repurchase of shares of Company stock from two large stockholders and regulatory filings. In addition, data processing fees increased due to increased volume of both loans and deposits. Occupancy and equipment expenses increased due to depreciation expense associated with hardware and software upgrades and capital expenditures throughout 2001 for various improvements.

Income Taxes

Income tax expense was $831,000 in 2001 compared to $802,000 in 2000. The increase in income tax expense was primarily due to an increase in pre-tax income in 2001. Federal income tax expense was approximately 34% of pre-tax income for both years.

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

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change There was no provision for losses on loans in 2000 and 1999. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2000 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2000 was $723,000 compared to $2.0 million in 1999. The decrease was primarily attributable to decreased sales volume of real estate held for development which generated gains of $318,000 in 2000 compared to $1.6 million in 1999. The inventory of residential lots available for sale was substantially less in 2000 compared to 1999. Only four lots remain for sale at December 31, 2000, which will not result in significant gains in 2001. The Company will continue to seek other viable real estate development opportunities in the Chicago metropolitan area. The gain on sale of real estate held for development is dependent on the development of property and sale of lots.

Noninterest Expense

Noninterest expense in 2000 was $4.5 million compared to $4.7 million in 1999, a decrease of 4.4%. The largest component of the decrease was compensation and benefits. Expense for the management recognition plan and the supplemental executive retirement plan decreased $144,000 in 2000.

Income Taxes

Income tax expense was $802,000 in 2000 compared to $1.4 million in 1999. The decrease in income tax expense was primarily due to a decrease of $1.7 million in pre-tax income in 2000. Federal income tax expense was approximately 34% of pre-tax income in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's average regulatory liquidity ratios were 41.36%, 59.67%, and 61.43%, for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $3.0 million, $1.0 million, and $2.5 million in 2001, 2000, and 1999, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $3.5 million, $3.6 million, and $24.0 million in 2001, 2000, and 1999, respectively.

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $20.3 million, or 8.7% of adjusted total assets, which is above the required level of $9.4 million, or 4%; and total risk-based capital of $20.8 million, or 16.1% of risk-weighted assets, which is above the required level of $10.4 million, or 8%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 2001, cash and short-term investments totaled $27.9 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At December 31, 2001, the Bank had outstanding commitments to originate mortgage loans of $2.5 million, consistent with 2000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2001 totaled $91.3 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2001:

                                                       Less Than                                       After
                                          Total         1 Year        1 - 3 Years    4 - 5 Years      5 Years
                                          -----         ------        -----------    -----------      -------
     Securities sold under
       agreements to
       repurchase                     $    10,658    $    10,658     $         -    $         -    $         -
     FHLB advances                         39,000          7,000          10,000              -         22,000
                                      -----------    -----------     -----------    -----------    -----------
     Total contractual
       cash obligations               $    49,658    $    17,658     $    10,000    $         -    $    22,000
                                      ===========    ===========     ===========    ===========    ===========

                                          Total
                                         Amounts       Less Than                                       Over
                                        Committed       1 Year        1 - 3 Years    4 - 5 Years      5 Years
                                        ---------       ------        -----------    -----------      -------
     Standby letters
       of credit                      $     2,471    $     2,471     $         -    $         -    $         -
     Other commercial
       commitments                          3,360          3,360               -              -              -
                                      -----------    -----------     -----------    -----------    -----------
     Total commercial
       commitments                    $     5,831    $     5,831     $              $              $
                                      ===========    ===========     ===========    ===========    ===========

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2001, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (40)% and would result in a $10.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2001 and 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
                                DECEMBER 31, 2001

                                                                                     NPV as a % of
                           --------------Net Portfolio Value------------    ----------PV of Assets------
                                         -------------------                          ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------
          + 300 bp         $    10,026     $  (15,867)         (61)%              4.47%          (614)bp
          + 200 bp              15,512        (10,381)         (40)               6.71           (390)bp
          + 100 bp              20,952         (4,941)         (19)               8.81           (180)bp
              0 bp              25,893              -            -               10.61                 -
          - 100 bp              28,202          2,309            9               11.37              76bp
          - 200 bp                 N/A            N/A          N/A                 N/A               N/A
          - 300 bp                 N/A            N/A          N/A                 N/A               N/A

                                DECEMBER 31, 2000
                                                                                     NPV as a % of
                           --------------Net Portfolio Value------------    ---------PV of Assets-------
                                         -------------------                         ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------
          + 300 bp         $     2,543     $  (23,693)         (90)%              1.32%        (1,056)bp
          + 200 bp               9,846        (16,390)         (62)               4.89           (699)bp
          + 100 bp              17,810         (8,426)         (32)               8.45           (343)bp
              0 bp              26,236              -            -               11.88                 -
          - 100 bp              29,467          3,231           12               13.05            117 bp
          - 200 bp              29,378          3,142           12               12.92            104 bp
          - 300 bp              29,759          3,523           13               12.96            108 bp

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement ("the Proxy Statement") for its Annual Meeting of Stockholders to be held on April 23, 2002 under the caption "Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" and is incorporated herein by reference.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1,2  Financial Statements and Schedules

          See Index to Financial Information on page F-1.

     3    Exhibits

          See Exhibit Index on page i.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2002.

                                        PARK BANCORP, INC.



                                        By: /s/David A. Remijas
                                            ------------------------------------
                                               David A. Remijas
                                                Chairman of the Board,
                                                President, and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                 Title                           Date
             ----                                 -----                           ----
/s/ David A. Remijas              Chairman of the Board,                     March 13, 2002
-----------------------------     President, and Chief Executive
David A. Remijas                  Officer (principal executive officer)

/s/ Steven J. Pokrak              Treasurer and Chief Financial              March 13, 2002
-----------------------------     Officer (principal financial
Steven J. Pokrak                  and accounting officer)

/s/ Richard J. Remijas, Jr.       Executive Vice President, Chief            March 13, 2002
-----------------------------     Operating Officer, Corporate
Richard J. Remijas, Jr.           Secretary, and Director

/s/ Joseph M. Judickas, Jr.       Director                                   March 13, 2002
-----------------------------
Joseph M. Judickas, Jr.

/s/ Robert W. Krug                Director                                   March 13, 2002
-----------------------------
Robert W. Krug

/s/ John J. Murphy                Director                                   March 13, 2002
-----------------------------
John J. Murphy

/s/ Paul Shukis                   Director                                   March 13, 2002
-----------------------------
Paul Shukis

                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 2001


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

                       PARK BANCORP, INC. AND SUBSIDIARIES

                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999






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

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................. F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................. F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                             Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 25, 2002

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000
                 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------

                                                                                          2001          2000
                                                                                          ----          ----
ASSETS
Cash and due from banks                                                               $       905   $     1,218
Federal funds sold                                                                         22,777             -
Interest-bearing deposits with other financial institutions                                 4,227         2,848
                                                                                      -----------   -----------
    Total cash and cash equivalents                                                        27,909         4,066

Securities available-for-sale                                                              65,704       125,220
Loans receivable, net                                                                     134,788        97,017
Federal Home Loan Bank stock                                                                5,133         1,938
Real estate held for development                                                                -           276
Premises and equipment, net                                                                 2,712         2,225
Accrued interest receivable                                                                 1,659         2,724
Bank-owned life insurance                                                                   5,109             -
Other assets                                                                                  434         1,717
                                                                                      -----------   -----------

    Total assets                                                                      $   243,448   $   235,183
                                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                                           $     4,915   $     3,904
       Interest-bearing                                                                   158,159       144,069
                                                                                      -----------   -----------
          Total deposits                                                                  163,074       147,973

    Securities sold under repurchase agreements                                            10,658        18,686
    Advances from borrowers for taxes and insurance                                         2,027         1,740
    Federal Home Loan Bank advances                                                        39,000        36,000
    Accrued interest payable                                                                  830           496
    Other liabilities                                                                         581         1,009
                                                                                      -----------   -----------
       Total liabilities                                                                  216,170       205,904

Stockholders' equity
    Preferred stock, $.01 par value per share, authorized
      1,000,000 shares; none issued and outstanding                                             -             -
    Common stock, $.01 par value per share;
      authorized 9,000,000 shares, issued 2,701,441 shares                                     27            27
    Additional paid-in capital                                                             26,600        26,486
    Retained earnings                                                                      25,845        24,852
    Treasury stock, 1,470,536 and 1,126,936 shares, at cost                               (24,019)      (17,956)
    Unearned ESOP shares                                                                   (1,131)       (1,290)
    Unearned MRP shares                                                                         -          (223)
    Accumulated other comprehensive income (loss)                                             (44)       (2,617)
                                                                                      -----------   -----------
       Total stockholders' equity                                                          27,278        29,279
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   243,448   $   235,183
                                                                                      ===========   ===========

---------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000, and 1999
                 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------

                                                                               2001         2000         1999
                                                                               ----         ----         ----
Interest income
    Loans receivable                                                       $    8,868   $    6,973   $    6,294
    Securities                                                                  7,146        8,901        8,485
    Interest-bearing deposits with other financial institutions                   505          132          141
                                                                           ----------   ----------   ----------
                                                                               16,519       16,006       14,920
Interest expense
    Deposits                                                                    7,341        6,668        6,390
    Federal Home Loan Bank advances and other borrowings                        2,766        3,205        1,781
                                                                           ----------   ----------   ----------
                                                                               10,107        9,873        8,171
                                                                           ----------   ----------   ----------

NET INTEREST INCOME                                                             6,412        6,133        6,749

Provision for loan losses                                                           -            -            -
                                                                           ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             6,412        6,133        6,749

Noninterest income
    Gains on sales of securities                                                  325           76          110
    Gains on sales of real estate held for development                             13          318        1,601
    Service fee income                                                            308          227          252
    Other operating income                                                        131          102           82
                                                                           ----------   ----------   ----------
                                                                                  777          723        2,045

Noninterest expense
    Compensation and benefits                                                   3,091        2,934        3,044
    Occupancy and equipment                                                       556          492          542
    Federal deposit insurance premiums                                             88           85          139
    Data processing services                                                      174          143          146
    Advertising                                                                    94          175          212
    Other operating expenses                                                      751          668          619
                                                                           ----------   ----------   ----------
                                                                                4,754        4,497        4,702
                                                                           ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                      2,435        2,359        4,092

Income tax expense                                                                831          802        1,385
                                                                           ----------   ----------   ----------

NET INCOME                                                                 $    1,604   $    1,557   $    2,707
                                                                           ==========   ==========   ==========

Basic earnings per share                                                   $     1.26   $     1.04   $     1.43
                                                                           ==========   ==========   ==========

Diluted earnings per share                                                 $     1.25   $     1.04   $     1.43
                                                                           ==========   ==========   ==========

---------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000, and 1999
                 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------


                                             Additional                                  Unearned      Unearned
                                 Common        Paid-in      Retained      Treasury         ESOP           MRP
                                  Stock        Capital      Earnings        Stock         Shares        Shares
                                  -----        -------      --------        -----         ------        ------
Balance at January 1, 1999    $       27    $   26,353     $   22,211    $   (8,733)   $   (1,628)   $     (933)

Comprehensive income
    Net income                         -             -          2,707             -             -             -
    Change in fair value
      of securities
      available-for-sale, net          -             -              -             -             -             -


       Total comprehensive
         income (loss)



Cash dividends declared
  ($.48 per share)                     -             -           (928)            -             -             -

Purchase of 345,811 shares of
  treasury stock at cost               -             -              -        (5,561)            -             -

ESOP shares released                   -            83              -             -           172             -

MRP shares earned                      -             -              -             -             -           383
                              ----------    ----------     ----------    ----------    ----------    ----------


Balance at December 31, 1999          27        26,436         23,990       (14,294)       (1,456)         (550)

Comprehensive income
    Net income                         -             -          1,557             -             -             -
    Change in fair value of
      securities available-
      for-sale, net                    -             -              -             -             -             -


       Total comprehensive
         income


[WIDE TABLE CONTINUED FROM ABOVE]


                               Accumulated
                                  Other         Total
                              Comprehensive Stockholders'   Comprehensive
                              Income (Loss)    Equity          Income
                              ------------     ------          ------
Balance at January 1, 1999       $   (274)   $    37,023

Comprehensive income
    Net income                          -          2,707    $   2,707
    Change in fair value
      of securities
      available-for-sale, net      (6,521)        (6,521)       (6,521)
                                                            ----------

       Total comprehensive
         income (loss)                                      $   (3,814)
                                                            ==========


Cash dividends declared
  ($.48 per share)                      -           (928)

Purchase of 345,811 shares of
  treasury stock at cost                -         (5,561)

ESOP shares released                    -            255

MRP shares earned                       -            383
                               ----------    -----------


Balance at December 31, 1999       (6,795)        27,358

Comprehensive income
    Net income                          -          1,557    $   1,557
    Change in fair value of
      securities available-
      for-sale, net                 4,178          4,178        4,178
                                                            ---------

       Total comprehensive
         income                                             $   5,735
                                                            =========

-------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000, and 1999
                 (In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------


                                             Additional                                  Unearned      Unearned
                                 Common        Paid-in      Retained      Treasury         ESOP           MRP
                                  Stock        Capital      Earnings        Stock         Shares        Shares
                                  -----        -------      --------        -----         ------        ------
Cash dividends declared
  ($.48 per share)            $        -    $        -     $     (695)   $        -    $        -    $        -

Purchase of 266,500 shares of
  treasury stock at cost               -             -              -        (3,662)            -             -

ESOP shares released                   -            50              -             -           166             -

MRP shares earned                      -             -              -             -             -           327
                              ----------    ----------     ----------    ----------    ----------    ----------

Balance at December 31, 2000          27        26,486         24,852       (17,956)       (1,290)         (223)

Comprehensive income
    Net income                         -             -          1,604             -             -             -
    Change in fair value of
      securities available-
      for-sale, net                    -             -              -             -             -             -


       Total comprehensive
         income


Cash dividends declared
  ($.48 per share)                     -             -           (611)            -             -             -

Purchase of 343,600 shares of
  treasury stock at cost               -             -              -        (6,063)            -             -

ESOP shares released                   -           114              -             -           159             -

MRP shares earned                      -             -              -             -             -           223
                              ----------    ----------     ----------    ----------    ----------    ----------

Balance at December 31, 2001  $       27    $   26,600     $   25,845    $  (24,019)   $   (1,131)   $        -
                              ==========    ==========     ==========    ==========    ==========    ==========

[WIDE TABLE CONTINUED FROM ABOVE]

                                 Accumulated
                                    Other         Total
                                Comprehensive Stockholders'   Comprehensive
                                Income (Loss)    Equity          Income
                                ------------     ------          ------
Cash dividends declared
  ($.48 per share)                $       -     $     (695)

Purchase of 266,500 shares of
  treasury stock at cost                  -         (3,662)

ESOP shares released                      -            216

MRP shares earned                         -            327
                                 ----------    -----------

Balance at December 31, 2000         (2,617)        29,279

Comprehensive income
    Net income                            -          1,604    $    1,604
    Change in fair value of
      securities available-
      for-sale, net                   2,573          2,573         2,573
                                                              ----------

       Total comprehensive
         income                                               $    4,177
                                                              ==========

Cash dividends declared
  ($.48 per share)                        -           (611)

Purchase of 343,600 shares of
  treasury stock at cost                  -         (6,063)

ESOP shares released                      -            273

MRP shares earned                         -            223
                                 ----------    -----------

Balance at December 31, 2001     $      (44)   $    27,278
                                 ==========    ===========

---------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000, and 1999
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------

                                                                               2001         2000        1999
                                                                               ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $    1,604   $    1,557   $    2,707
    Adjustments to reconcile net income to net cash from
      operating activities
       Net premium amortization (discount accretion)                                6          (35)         (56)
       Dividend reinvestments                                                     (82)           -            -
       Gains on sales of securities available-for-sale                           (325)         (76)        (110)
       Depreciation                                                               247          209          201
       Deferred income tax benefit                                                (15)         (49)        (107)
       Deferred loan fees                                                          98           17          (28)
       Net change in accrued interest receivable                                1,065          (38)        (537)
       Net change in other assets                                                 (40)         (14)         (40)
       Net change in accrued interest payable                                     334          200           58
       Net change in other liabilities                                           (207)        (825)       1,388
       ESOP expense                                                               273          216          255
       Stock awards earned                                                        223          327          383
       FHLB stock dividends                                                      (195)        (138)           -
       Gains on sales of real estate held for development                         (13)        (318)      (1,601)
                                                                           ----------   ----------   ----------
          Net cash from operating activities                                    2,973        1,033        2,513

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of loan participations                                           (10,144)        (656)        (646)
    Net change in loans                                                       (27,725)      (9,686)     (10,242)
    Maturities and calls of securities available-for-sale                      79,900            -       27,930
    Purchases of securities available-for-sale                                (24,643)           -      (61,619)
    Sales of securities available-for-sale                                      1,458          549        1,532
    Principal repayments on mortgage-backed securities                          7,100        5,031        6,590
    Purchases of Federal Home Loan Bank stock                                  (3,000)           -         (913)
    Purchase of bank-owned life insurance                                      (5,109)           -            -
    Proceeds from sales of real estate held for development                       289        1,479        8,593
    Investment in real estate held for development                                  -       (1,203)      (4,353)
    Expenditures for premises and equipment                                      (734)         (57)         (39)
                                                                           ----------   ----------   ----------
       Net cash from investing activities                                      17,392       (4,543)     (33,167)

----------------------------------------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000, and 1999
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------

                                                                               2001         2000        1999
                                                                               ----         ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                 $   15,101   $    2,298   $   (2,675)
    Net change in securities sold under repurchase agreements                  (8,028)       5,501        6,767
    Net change in advances from borrowers for taxes and
      insurance                                                                   287          147          121
    Dividends paid to stockholders                                               (819)        (732)        (683)
    Purchases of treasury stock                                                (6,063)      (3,662)      (5,561)
    Federal Home Loan Bank advances                                            27,000            -       31,000
    Repayment of Federal Home Loan Bank advances                              (24,000)           -       (5,000)
                                                                           ----------   ----------   ----------
       Net cash from financing activities                                       3,478        3,552       23,969
                                                                           ----------   ----------   ----------

Net change in cash and cash equivalents                                        23,843           42       (6,685)

Cash and cash equivalents at beginning of year                                  4,066        4,024       10,709
                                                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $   27,909   $    4,066   $    4,024
                                                                           ==========   ==========   ==========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                            $    9,773   $    9,673   $    8,113
       Income taxes                                                               916          850        1,480

----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

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

Hedging Activities: During the three years ended December 31, 2001, the Company held no derivative instruments and did not engage in any hedging activities.


NOTE 2 - SECURITIES

Securities available-for-sale are summarized as follows:

                                                 -----------------------December 31, 2001----------------------
                                                                        -----------------
                                                                       Gross          Gross
                                                   Amortized        Unrealized     Unrealized          Fair
                                                     Cost              Gains         Losses            Value
                                                     ----              -----         ------            -----
     U.S. government agency notes                $     29,610    $         75     $        (58)   $     29,627
     Corporate notes                                   15,247               9             (204)         15,052
     Municipal securities                               1,477               -              (62)          1,415
     Equity securities                                  5,840             131             (158)          5,813
     Mortgage-backed securities
         FNMA                                           5,106              50                -           5,156
         FHLMC                                          8,491             150                -           8,641
                                                 ------------    ------------     ------------    ------------

                                                 $     65,771    $        415     $       (482)   $     65,704
                                                 ============    ============     ============    ============

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                 -----------------------December 31, 2000----------------------
                                                                        -----------------
                                                                       Gross          Gross
                                                   Amortized        Unrealized     Unrealized          Fair
                                                     Cost              Gains         Losses            Value
                                                     ----              -----         ------            -----
     U.S. government agency notes                $    107,508    $          -     $     (3,817)   $    103,691
     Municipal securities                               1,066               -              (30)          1,036
     Equity securities                                  1,892             120             (132)          1,880
     Mortgage-backed securities
         FNMA                                           7,907               6              (71)          7,842
         FHLMC                                         10,812              25              (66)         10,771
                                                 ------------    ------------     ------------    ------------

                                                 $    129,185    $        151     $     (4,116)   $    125,220
                                                 ============    ============     ============    ============

Contractual maturities of debt securities available-for-sale at December 31, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

                                                                                    Amortized          Fair
                                                                                      Cost             Value
                                                                                      ----             -----
     Due within one year                                                          $      1,014    $      1,011
     Due one to five years                                                              16,233          16,023
     Due five years to ten years                                                           379             369
     Due after ten years                                                                28,708          28,691
                                                                                  ------------    ------------
                                                                                        46,334          46,094
     Equity securities                                                                   5,840           5,813
     Mortgage-backed securities                                                         13,597          13,797
                                                                                  ------------    ------------

                                                                                  $     65,771    $     65,704
                                                                                  ============    ============

Securities with an amortized cost of $18,940,000 and $25,815,000 at December 31, 2001 and 2000 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Sales of securities are summarized as follows:

                                                                                For the Year Ended
                                                                     ---------------December 31,-------------
                                                                                    ------------
                                                                         2001          2000            1999
                                                                         ----          ----            ----
     Proceeds from sales                                             $     1,458    $       549    $     1,532
     Gross realized gains                                                    325             76            110

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

Loans receivable are summarized as follows at:
                                                                                   --------December 31,--------
                                                                                           ------------
                                                                                       2001             2000
                                                                                       ----             ----
     Mortgage loans
         Principal balances
              One-to-four-family residential                                        $    87,620    $    71,375
              Multi-family residential                                                   17,279         10,924
              Commercial, construction, and land                                         19,216         14,446
                                                                                    -----------    -----------
                                                                                        124,115         96,745

         Undisbursed portion of construction loans                                       (3,329)        (3,763)
         Net deferred loan origination fees                                                (445)          (347)
                                                                                    -----------    -----------
              Total mortgage loans                                                      120,341         92,635

     Consumer loans                                                                       4,238          2,374
     Participations and loans purchased                                                  10,709          2,508

     Allowance for loan losses                                                             (500)          (500)
                                                                                    -----------    -----------

                                                                                    $   134,788    $    97,017
                                                                                    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

The Company had no impaired loans in 2001 or 2000. The average balance of impaired loans in 1999 was $87,000. Interest income recognized on impaired loans was not material in 1999.

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

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2001:

     Balance at beginning of year                                                                  $       141
     Loans originated                                                                                      121
     Principal repayments                                                                                  (27)
                                                                                                   -----------

         Balance at end of year                                                                    $       235
                                                                                                   ===========

There has been no activity in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                                                    --------December 31,-------
                                                                                            ------------
                                                                                       2001             2000
                                                                                       ----             ----
     Cost
         Land                                                                       $       850    $       850
         Buildings and improvements                                                       2,046          1,850
         Real estate held for future expansion                                              123              -
         Furniture and fixtures                                                           1,549          1,202
                                                                                    -----------    -----------
              Total cost                                                                  4,268          3,902

     Less accumulated depreciation                                                       (1,856)        (1,677)
                                                                                    -----------    -----------

                                                                                    $     2,712    $     2,225
                                                                                    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $16,870,000 at December 31, 2001 and $17,132,000 at December 31, 2000.

At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

                           2002                                             $     88,384
                           2003                                                   13,797
                           2004                                                    3,861
                           2005                                                      564
                           2006 and thereafter                                     1,793
                                                                            ------------

                                                                            $    108,399
                                                                            ============


NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances consisted of the following:

                                                                       Fixed or
                                                          Interest     Variable
         Maturity Date                Call Date            Rate          Rate             2001             2000
         -------------                ---------            ----          ----             ----             ----
     Open line of credit                                    6.24%        Variable     $        -     $      17,000
     November 23, 2001                                      6.55         Fixed                 -             2,000
     August 28, 2002                                        5.02         Fixed             5,000                 -
     November 22, 2002                                      5.75         Variable          2,000             2,000
     August 28, 2003            February 28, 2002           6.28         Fixed            10,000            10,000
     May 22, 2006               May 22, 2002                4.20         Fixed             5,000                 -
     January 15, 2008           January 15, 2002            4.95         Fixed             5,000             5,000
     January 16, 2011           January 16, 2002            4.55         Fixed             8,000                 -
     July 24, 2011              July 24, 2003               4.25         Fixed             2,000                 -
     July 24, 2011              July 24, 2004               4.60         Fixed             2,000                 -
                                                                                      ----------     -------------

                                                                                      $   39,000       $    36,000
                                                                                      ==========       ===========

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. The plan also allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Total contributions to the plan were $24,000, $24,000 and $3,000 for 2001, 2000, and 1999.

The Bank maintains a nonqualified supplemental executive retirement plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits had been reduced as the result of changes in the Internal Revenue Code. SERP expense was $47,000 in 2001, $44,000 in 2000, and $132,000 in 1999.

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

During 2001, 2000, and 1999, 15,910, 16,579, and 17,280 shares of stock, with an average fair value of $17.19, $13.05, and $14.76 per share were committed to be released, resulting in ESOP compensation expense of $274,000, $216,000, and $255,000. ESOP shares had been reduced by 3,523 and 3,400 as of December 31, 2001 and 2000 because of terminations. In addition, the ESOP purchased 5,082 shares at a purchase price of $17.76 per share. Shares held by the ESOP at December 31, 2001 and 2000 are as follows:

                                                                                      2001            2000
                                                                                      ----            ----
     Allocated shares                                                                   97,864          80,395
     Unallocated shares                                                                113,103         129,013
                                                                                  ------------    ------------

         Total ESOP shares                                                             210,967         209,408
                                                                                  ============    ============

     Fair value of unallocated shares                                             $      2,009    $      1,742
                                                                                  ============    ============

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

The Company adopted a management recognition plan ("MRP") during 1997. The Bank contributed $1.7 million, allowing the MRP to acquire 108,057 shares of common stock of the Company, at a cost of $15.75 per share. Under the MRP, 92,925 shares of common stock were awarded to certain employees and directors in 1997, 3,500 shares were awarded in 1998, 9,880 shares were awarded in 1999, and 1,752 shares were awarded in 2001. The stock awards generally vest over five years. Compensation expense for the stock awards totaled $223,000, $327,000, and $383,000 for the years ended December 31, 2001, 2000, and 1999.

The Company also adopted a stock option plan in 1997 under the terms of which 270,141 shares of the Company's common stock were reserved for issuance. The options granted in 1997 become exercisable over a five-year period from the date of grant. The options awarded in 1999 become exercisable over a 32-month period from the date of grant. All options granted expire ten years from the date of grant.

A summary of the activity in the plan is as follows:

                               ------------2001-----------   -----------2000----------    ---------1999----------
                                           ----                         ----                       ----
                                                Weighted                     Weighted                    Weighted
                                                 Average                      Average                     Average
                                                Exercise                     Exercise                    Exercise
                                   Shares         Price       Shares           Price       Shares          Price
                                   ------         -----       ------           -----       ------          -----
Outstanding at
  beginning of year                229,130     $  15.72         242,637    $   15.72        232,324     $   15.75
Granted                                  -                            -                      23,820         15.44
Exercised                                -                            -                           -
Forfeited                           (4,322)       15.75         (13,507)       15.75        (13,507)        15.75
                               ------------                ------------                ------------

Outstanding at
  end of year                      224,808        15.72         229,130        15.72        242,637         15.72
                               ===========                 ============                ============

Options exercisable
  at year-end                      172,192                      131,129                      87,487
Weighted-average
  fair value of options
  granted during year                          $      -                    $       -                    $    6.51

At December 31, 2001, the options have a weighted average remaining life of six years. The exercise price equaled the market value on the date the options were granted. Exercise prices range from $15.44 to $15.75.

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

No compensation expense was recorded in the financial statements for stock options in 2001, 2000, or 1999. SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents 2001, 2000, and 1999 net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans.

                                                                        2001           2000            1999
                                                                        ----           ----            ----
     Net income as reported                                          $     1,604    $     1,557    $     2,707
     Pro forma net income                                                  1,382          1,335          2,363
     Basic earnings per share as reported                                   1.26           1.04           1.43
     Pro forma basic earnings per share                                     1.09            .90           1.25
     Diluted earnings per share as reported                                 1.25           1.04           1.43
     Pro forma diluted earnings per share                                   1.07            .90           1.25

NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2001, 2000, and 1999:

                                                                     2001            2000             1999
                                                                     ----            ----             ----
    BASIC EARNINGS PER SHARE
       Net income available to common stockholders              $       1,604    $       1,557   $       2,707
       Weighted average common shares outstanding                   1,273,230        1,490,428       1,893,489

          Basic earnings per share                              $        1.26    $        1.04   $        1.43
                                                                =============    =============   =============

    DILUTED EARNINGS PER SHARE
       Net income available to common stockholders              $       1,604    $       1,557   $       2,707

       Weighted average common shares outstanding                   1,273,230        1,490,428       1,893,489
       Dilutive effect of MRP                                             426                -               -
       Dilutive effect of stock options                                13,483                -               -
                                                                -------------    -------------   -------------

          Average common shares and dilutive
            potential common shares                                 1,287,139        1,490,428       1,893,489
                                                                =============    =============   =============

          Diluted earnings per share                            $        1.25    $        1.04   $        1.43
                                                                =============    =============   =============

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE (Continued)

The effects of stock options and MRP shares diluted basic earnings per share in 2001 but were not included in the computation of diluted earnings per share in 2000 and 1999 because to do so would have been anti-dilutive.


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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 9 - REGULATORY CAPITAL (Continued)

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                                Minimum Required
                                                                                                   to Be Well
                                                                      Minimum Required             Capitalized
                                                                         for Capital         Under Prompt Corrective
                                                 Actual               Adequacy Purposes        Action Regulations
                                                 ------              -------------------       ------------------
                                          Amount        Ratio        Amount        Ratio       Amount       Ratio
                                          ------        -----        ------        -----       ------       -----
2001
----
Total capital (to risk-weighted assets)   $ 20,847      16.1%       $ 10,361       8.0%       $  12,951     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                   20,347      15.7           5,180       4.0            7,771      6.0
Tier 1 (core) capital (to adjusted total
  assets)                                   20,347       8.7           9,401       4.0           11,751      5.0

2000
----
Total capital (to risk-weighted assets)   $ 26,073      29.0%       $  7,192       8.0%       $   8,990     10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                   25,573      28.4           3,596       4.0            5,394      6.0
Tier 1 (core) capital (to adjusted total
  assets)                                   25,573      11.6           8,796       4.0           10,994      5.0

The Bank at December 31, 2001 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

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


NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

                                                                        2001           2000            1999
                                                                        ----           ----            ----
     Currently payable tax                                           $       848    $       851    $     1,492
     Deferred tax (benefit)                                                  (15)           (49)          (107)
                                                                     -----------    -----------    -----------

         Income tax expense                                          $       831    $       802    $     1,385
                                                                     ===========    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2001, 2000, or 1999. The State of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

                                    ------------2001---------  -----------2000---------   -----------1999-----------
                                                ----                      ----                       ----
                                                  Percentage                 Percentage                 Percentage
                                                   of Income                  of Income                  of Income
                                                    Before                     Before                     Before
                                                    Income                     Income                     Income
                                       Amount        Taxes        Amount        Taxes        Amount        Taxes
                                       ------        -----        ------        -----        ------        -----
    Income tax computed at
      the statutory rate             $       827     34.0%     $       802        34.0%   $     1,391        34.0%
    ESOP expense                              39      1.6               17          .7             28          .7
    Tax-exempt income                        (35)    (1.4)             (38)       (1.6)           (36)        (.9)
    Other items, net                           -      (.1)              21          .9              2            -
                                     -----------   ------      -----------   ---------    -----------    ---------

                                     $       831     34.1%     $       802        34.0%   $     1,385        33.8%
                                     ===========   ======      ===========   =========    ===========    ========

Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code which allowed it to deduct from taxable income a provision for bad debts that differs from the provision charged to income in the financial statements. Retained earnings at December 31, 2001 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in tax years after 1997. The remaining excess amount approximates $405,000 at December 31, 2001. The related amount of deferred tax liability is approximately $138,000 and will be payable over the next two years.

Deferred tax assets (liabilities) are comprised of the following at year end:

                                                                                       2001             2000
                                                                                       ----             ----
     Deferred loan fees                                                             $       151    $       118
     ESOP and Supplemental Retirement Plan expense                                          124            144
     Unrealized loss on securities available-for-sale                                        23          1,348
     Bad debt deduction                                                                      32              -
                                                                                    -----------    -----------
                                                                                            330          1,610

     Bad debt deduction                                                                       -            (37)
     Federal Home Loan Bank stock dividends                                                (146)           (79)
     Depreciation                                                                          (157)          (156)
     Other                                                                                    -             (1)
                                                                                    -----------    -----------
                                                                                           (303)          (273)
                                                                                    -----------    -----------

         Net deferred tax asset                                                     $        27    $     1,337
                                                                                    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

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

The contractual amount of financial instruments with off-balance-sheet risk is summarized as follows at year end:

                                                                                       2001             2000
                                                                                       ----             ----
         Commitments to make loans (all fixed rate)                                 $     3,360    $     2,491
         Standby letters of credit                                                        2,471          2,529
         Loans in process                                                                 3,329          3,763

The fixed rate loan commitments at December 31, 2001 have terms of 45 to 180 days and rates in the range of 6.5% to 7.75%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 2001, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $2,127,000.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end is as follows:

                                                     ---------------2001------------  ------------2000------------
                                                                    ----                          ----
                                                          Carrying       Estimated        Carrying     Estimated
                                                           Amount       Fair Value         Amount     Fair Value
                                                           ------       ----------         ------     ----------
    Financial assets
       Cash and cash equivalents                       $    27,909     $    27,909    $     4,066    $     4,066
       Securities available-for-sale                        65,704          65,704        125,220        125,220
       Loans receivable, net                               134,788         136,381         97,017         97,825
       Federal Home Loan Bank stock                          5,133           5,133          1,938          1,938
       Accrued interest receivable                           1,659           1,659          2,724          2,724

    Financial liabilities
       Deposits with no fixed maturity dates               (54,675)        (54,675)       (51,035)       (51,035)
       Deposits with fixed maturity dates                 (108,399)       (110,139)       (96,938)       (97,684)
       Securities sold under repurchase agreements         (10,658)        (10,658)       (18,686)       (18,686)
       Advances from borrowers for taxes
         and insurance                                      (2,027)         (2,027)        (1,740)        (1,740)
       Federal Home Loan Bank advances                     (39,000)        (38,865)       (36,000)       (36,102)
       Accrued interest payable                               (830)           (830)          (496)          (496)

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

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2001 or December 31, 2000, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2001 and December 31, 2000 should not necessarily be considered to apply at subsequent dates.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                          2001            2000          1999
                                                                          ----            ----          ----
    Unrealized holding gains and losses on securities
      available-for-sale                                               $     4,222    $    6,406    $   (9,770)
    Reclassification adjustments for gains recorded in
      income                                                                  (325)          (76)         (110)
                                                                       -----------    ----------    ----------
    Net unrealized gains and losses                                          3,898         6,330        (9,880)
    Tax effect                                                              (1,325)       (2,152)        3,359
                                                                       -----------    ----------    ----------

      Other comprehensive income (loss)                                $     2,573    $    4,178    $   (6,521)
                                                                       ===========    ==========    ==========


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


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION (Continued)

The accounting policies used are the same as those described in the summary of significant accounting policies. Information reported internally for performance assessment follows.

                                                                                       Real Estate
                                                                        Banking        Development        Total
                                                                        -------        -----------        -----
2001
----
   Net interest income                                                $    6,412      $        -      $    6,412
   Gains on sale of real estate held for development                           -              13              13
   Other revenue                                                             762               2             764
   Other expenses                                                          4,754               -           4,754
   Segment profit                                                          1,589              15           1,604
   Segment assets                                                        243,265             183         243,448

2000
----
   Net interest income                                                $    6,133      $        -      $    6,133
   Gains on sale of real estate held for development                           -             318             318
   Other revenue                                                             405               -             405
   Other expenses                                                          4,497               -           4,497
   Segment profit                                                          1,347             210           1,557
   Segment assets                                                        234,851             332         235,183

1999
----
   Net interest income                                                $    6,749      $        -      $    6,749
   Gains on sale of real estate held for development                           -           1,601           1,601
   Other revenue                                                             444               -             444
   Other expenses                                                          4,702               -           4,702
   Segment profit                                                          1,666           1,041           2,707
   Segment assets                                                        225,793             234         226,027


The Company, through GPS and PBI, participates with local real estate developers in developing residential housing sites. GPS was involved in a single-family housing subdivision located in Naperville, Illinois known as Prairie Ridge. This development consisted of 88 single-family lots, of which all have been sold through December 31, 2001. PBI was involved in a single-family housing subdivision located in Batavia, Illinois known as Prairie Trail South. This development consisted of 96 single-family lots, of which all have been sold through December 31, 2001.


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000

                                                                                       2001            2000
                                                                                       ----            ----
ASSETS
Cash and cash equivalents                                                           $       523    $       542
Securities available-for-sale                                                             6,150         14,608
ESOP loan                                                                                 1,273          1,415
Investment in bank subsidiary                                                            20,369         23,187
Investment in real estate development subsidiary                                              1              1
Accrued interest receivable and other assets                                                129            398
                                                                                    -----------    -----------

     Total assets                                                                   $    28,445    $    40,151
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Securities sold under agreements to repurchase                                 $       968    $    10,660
     Accrued expenses and other liabilities                                                 199            212
Stockholders' equity                                                                     27,278         29,279
                                                                                    -----------    -----------

     Total liabilities and stockholders' equity                                     $    28,445    $    40,151
                                                                                    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000, and 1999

                                                                            2001           2000          1999
                                                                            ----           ----          ----
Operating income
     Dividends from subsidiaries                                         $    7,100    $        -    $    1,020
     Gains on sales of securities                                               325            76           110
     Interest income
         Securities (including dividends)                                       625           976           820
         ESOP loan                                                              103           113           123
         Interest-bearing deposits with other
           financial institutions                                                32            29            27
                                                                         ----------    ----------    ----------
              Total operating income                                          8,185         1,194         2,100

Operating expenses
     Interest on borrowings                                                     269           637           179
     Other expenses                                                             371           311           325
                                                                         ----------    ----------    ----------
         Total operating expenses                                               640           948           504
                                                                         ----------    ----------    ----------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                                      7,545           246         1,596

Income taxes                                                                    106            40           554
                                                                         ----------    ----------    ----------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                                             7,439           206         1,042

Equity in undistributed (over distributed) earnings
  of bank subsidiary                                                         (5,803)        1,366         1,524
Equity in undistributed (over distributed) earnings of
  real estate subsidiary                                                        (32)          (15)          141
                                                                         ----------    ----------    ----------

NET INCOME                                                               $    1,604    $    1,557    $    2,707
                                                                         ==========    ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                        CONDENSED STATEMENT OF CASH FLOWS
              For the years ended December 31, 2001, 2000, and 1999

                                                                            2001           2000          1999
                                                                            ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $    1,604    $    1,557    $    2,707
    Adjustments to reconcile net income to net cash from
      operating activities
       Net discount accretion                                                   (28)          (30)          (23)
       Gain on sale of securities available-for-sale                           (325)          (76)         (110)
       Equity in (undistributed) over distributed earnings
         of subsidiaries                                                      5,835        (1,351)       (1,665)
       Change in
          Other assets                                                          238            (8)          (66)
          Other liabilities                                                     110          (330)          334
                                                                         ----------    ----------    ----------
              Net cash from operating activities                              7,434          (238)        1,177

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available-for-sale                                (1,398)            -       (11,434)
    Sale of securities available-for-sale                                     1,458           549         1,529
    Maturities and calls of securities available-for-sale                     9,000             -         4,200
    Investment in PBI Development Corporation                                     -           127         2,621
    Payment received on ESOP loan                                               142           142           140
    Capital contribution to subsidiary                                          (81)          (72)          (59)
                                                                         ----------    ----------    ----------
       Net cash from investing activities                                     9,121           746        (3,003)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in securities sold under repurchase agreements                (9,692)        4,359         6,301
    Purchase of treasury stock                                               (6,063)       (3,662)       (5,561)
    Dividends paid to stockholders                                             (819)         (732)         (683)
                                                                         ----------    ----------    ----------
       Net cash from financing activities                                   (16,574)          (35)           57
                                                                         ----------    ----------    ----------

Net change in cash and cash equivalents                                         (19)          473        (1,769)

Cash and cash equivalents at beginning of year                                  542            69         1,838
                                                                         ----------    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $      523    $      542    $       69
                                                                         ==========    ==========    ==========


--------------------------------------------------------------------------------

                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                                     Earnings
                                                                                       Earnings      Per Share
                                                             Net                       Per Share     ---------
                                          Interest      Interest             Net       ---------       Fully
                                           Income         Income          Income        Basic         Diluted
                                           ------         ------          ------        -----         -------
2001
     First quarter                    $     4,062    $     1,473     $       330      $   .23        $    .23
     Second quarter                         4,340          1,786             511          .37             .37
     Third quarter                          4,211          1,602             452          .39             .38
     Fourth quarter                         3,906          1,551             311          .27             .27

2000
     First quarter                    $     3,922    $     1,645     $       406      $   .26        $    .26
     Second quarter                         3,994          1,588             415          .28             .28
     Third quarter                          4,028          1,460             299          .20             .20
     Fourth quarter                         4,062          1,440             437          .30             .30


--------------------------------------------------------------------------------