Form 10-Q
period 2002-03-31
PARK BANCORP INC
filed 2002-05-15
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

As of May 9, 2002, the Registrant had outstanding 1,235,895 shares of common stock.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (the Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1 - FINANCIAL STATEMENTS

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                     MARCH 31,    DECEMBER 31,
                                                                        2002          2001
                                                                     ---------     ---------
                                    ASSETS
Cash and due from banks                                              $     762     $     905
Federal funds sold                                                       4,096        22,777
Interest-bearing deposit accounts in other financial institutions        1,233         4,227
                                                                     ---------     ---------
     Total cash and cash equivalents                                     6,091        27,909

Securities available-for-sale                                           75,166        65,704
Loans receivable, net                                                  144,346       134,788
Federal Home Loan Bank stock                                             5,196         5,133
Premises and equipment, net                                              2,670         2,712
Accrued interest receivable                                              1,573         1,659
Bank-owned life insurance                                                5,180         5,109
Other assets                                                               854           434

     Total assets                                                    $ 241,076     $ 243,448
                                                                     =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $ 161,262     $ 163,074
Securities sold under repurchase agreements                             10,441        10,658
Federal Home Loan Bank advances                                         39,000        39,000
Advances from borrowers for taxes and insurance                          1,774         2,027
Accrued interest payable                                                   486           830
Other liabilities                                                          773           581
                                                                     ---------     ---------
     Total liabilities                                                 213,736       216,170

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued and outstanding                                               --            --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,718,731 shares issued                                                   27            27
Additional paid-in capital                                              26,922        26,600
Retained earnings                                                       26,203        25,845
Treasury stock at cost - 1,478,836 and 1,470,536 shares, at cost       (24,173)      (24,019)
Unearned ESOP shares                                                    (1,093)       (1,131)
Accumulated other comprehensive loss                                      (546)          (44)
                                                                     ---------     ---------
     Total stockholders' equity                                         27,340        27,278
                                                                     ---------     ---------

         Total liabilities and stockholders' equity                  $ 241,076     $ 243,448
                                                                     =========     =========

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                        2002      2001
                                                       ------    ------
Interest income
     Loans receivable                                  $2,548    $1,945
     Securities                                         1,026     2,117
     Other interest-bearing deposits                       82        80
                                                       ------    ------
         Total                                          3,656     4,142

Interest expense
     Deposits and repurchase agreements                 1,583     2,120
     Federal Home Loan Bank advances                      503       469
                                                       ------    ------
         Total                                          2,086     2,589
                                                       ------    ------

Net interest income                                     1,570     1,553

Provision for loan losses                                  15        --
                                                       ------    ------

Net interest income after provision for loan losses     1,555     1,553

Noninterest income
     Gain on sale of securities                           176        45
     Service fee income                                    71        52
     Other operating income                                88        28
                                                       ------    ------
         Total noninterest income                         335       125

Noninterest expense
     Compensation and benefits                            750       784
     Occupancy and equipment expense                      155       142
     Other operating expenses                             272       260
                                                       ------    ------
         Total noninterest expense                      1,177     1,186
                                                       ------    ------

Income before income taxes                                713       492

Income tax expense                                        222       162
                                                       ------    ------

     Net income                                        $  491    $  330
                                                       ======    ======

Basic earnings per share                               $  .44    $  .23
Diluted earnings per share                             $  .43    $  .23

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                      2002         2001
                                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $    491     $    330
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization (discount accretion) on securities           6           (8)
     Gain on sale of securities available-for-sale                      (176)         (45)
     Provision for loan losses                                            15           --
     Depreciation                                                         75           60
     ESOP compensation expense                                            88           61
     MRP compensation expense                                             --           95
     FHLB stock dividends                                                (63)         (34)
     Dividend reinvestments                                              (32)          --
     Net change in:
         Accrued interest receivable                                      86          816
         Accrued interest payable                                       (344)          19
         Other assets                                                   (397)         587
         Other liabilities                                               192         (293)
                                                                    --------     --------
              Net cash from operating activities                         (59)       1,588

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                 (9,573)      (5,014)
Purchase of securities available for sale                            (18,289)          --
Maturities and calls of securities available-for-sale                  5,720        6,000
Principal repayments on mortgage-backed securities                     1,678        1,221
Net change in real estate held for development                            --          276
Purchase of premises and equipment                                       (33)        (389)
Proceeds from sales of securities available-for-sale                   1,035          247
                                                                    --------     --------
     Net cash from investing activities                              (19,462)       2,341

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                (1,812)      18,343
Net change in repurchase agreements                                     (217)      (3,688)
Net change in advances from borrowers for taxes and insurance           (253)        (188)
Net change in Federal Home Loan Bank advances                             --       (4,000)
Stock options exercised                                                  272           --
Purchase of treasury stock                                              (154)        (560)
Dividends paid                                                          (133)        (380)
                                                                    --------     --------
     Net cash from financing activities                               (2,297)       9,527
                                                                    --------     --------

Net change in cash and cash equivalents                              (21,818)      13,456

Cash and cash equivalents at beginning of period                      27,909        4,066
                                                                    --------     --------

Cash and cash equivalents at end of period                          $  6,091     $ 17,522
                                                                    ========     ========

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                             Accumulated    Total
                                                 Additional              Unearned    Unearned                   Other       Stock-
                                        Common     Paid-in    Retained     ESOP         MRP      Treasury   Comprehensive  holders'
                                        Stock      Capital    Earnings    Shares      Shares      Stock     Income (Loss)   Equity
                                        -----      -------    --------    ------      ------      -----     -------------   ------
           2001
           ----
Balance at January 1, 2001            $      27  $   26,486  $  24,852   $  (1,290)  $    (223)  $ (17,956)  $   (2,617)  $  29,279
Net income                                   --          --        330          --          --          --           --         330
Change in fair value of securities
   available-for-sale, net of income
   taxes                                     --          --         --          --          --          --        2,092       2,092
                                                                                                                          ---------
     Total comprehensive income                                                                                               2,422

Purchase of 36,500 shares of
   treasury stock                            --          --         --          --          --        (560)          --        (560)
Dividends declared                           --          --       (172)         --          --          --           --        (172)
ESOP shares earned                           --          21         --          40          --          --           --          61
MRP shares earned                            --          --         --          --          95          --           --          95
                                      ---------  ----------  ---------   ---------   ---------   ---------   ----------   ---------

Balance at March 31, 2001             $      27  $   26,507  $  25,010   $  (1,250)  $    (128)  $ (18,516)  $     (525)  $  31,125
                                      =========  ==========  =========   =========   =========   =========   ==========   =========

           2002
           ----
Balance at January 1, 2002            $      27  $   26,600  $  25,845   $  (1,131)  $      --   $ (24,019)  $      (44)  $  27,278
Net income                                   --          --        491          --          --          --           --         491
Change in fair value of securities
   available-for-sale, net of income
   taxes                                     --          --         --          --          --          --         (502)       (502)
                                                                                                                          ---------
     Total comprehensive income (loss)                                                                                          (11)

Exercise of 17,290 stock options             --         272         --          --          --          --           --         272
Purchase of 8,300 shares of treasury
   stock                                     --          --         --          --          --        (154)          --        (154)
Dividends declared                           --          --       (133)         --          --          --           --        (133)
ESOP shares earned                           --          50         --          38          --          --           --          88
                                      ---------  ----------  ---------   ---------   ---------   ---------   ----------   ---------

Balance at March 31, 2002             $      27  $   26,922  $  26,203   $  (1,093)  $      --   $ (24,173)  $     (546)  $  27,340
                                      =========  ==========  =========   =========   =========   =========   ==========   =========


          See accompanying notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2002. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and real estate development operations. Loans, investments, and deposits provide the revenues in the banking operation, and sales of single-family residence lots provide the revenues in real estate development operations. All operations are domestic.

Information reported internally for performance assessment follows for the three-month period ended March 31, 2002 and 2001.

                                      Real Estate
                          Banking     Development     Total
                         --------     -----------    --------
2002
----
Net interest income      $  1,570      $     --      $  1,570
Other revenue                 335            --           335
Other expenses              1,177            --         1,177
Segment profit                491            --           491
Segment assets            240,921           155       241,076

2001
----
Net interest income      $  1,553      $     --      $  1,553
Other revenue                 125            --           125
Other expenses              1,186            --         1,186
Segment profit                330            --           330
Segment assets            246,581           433       247,014


Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001.

                                                     2002            2001
                                                  ----------      ----------

       BASIC EARNINGS PER SHARE
  Net income as reported                          $      491      $      330
  Weighted average common shares outstanding       1,118,046       1,420,975
                                                  ----------      ----------

       Basic earnings per share                   $      .44      $      .23
                                                  ==========      ==========

DILUTED EARNINGS PER SHARE
  Net income as reported                          $      491      $      330

  Weighted average common shares outstanding       1,118,046       1,420,975
  Dilutive effect of stock options                    32,876              --
                                                  ----------      ----------

  Average common shares and dilutive
    potential common shares                        1,150,922       1,420,975
                                                  ----------      ----------

       Diluted earnings per share                 $      .43      $      .23
                                                  ==========      ==========

The effects of stock options and MRP shares diluted basic earnings per share in 2002 but were not included in the computation of diluted earnings per share in 2001 because to do so would have been anit-dilutive.


Note 4 - Recent Accounting Pronouncements

In 2001, new accounting guidance was issued that, beginning in 2002, revised the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill are no longer amortized, but are periodically reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The new guidance did not have a material effect on the financial statements of the Company, as the Company has no recorded goodwill at January 1, 2002.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the Financial Accounting Standards Board (FASB) on impairment and disposal of long-lived assets. The effect of adoption on the financial position and results of operations of the Company was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the
Bank) and PBI Development Corporation, and the Bank's subsidiaries, at March 31, 2002 to its financial condition at December 31, 2001 and the results of operations for the three months ended March 31, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2002 were $241.1 million compared to $243.4 million at December 31, 2001, a decrease of $2.4 million. During the three months ended March 31, 2002, cash and cash equivalents decreased $21.8 million. These funds were invested in loans receivable, which increased $9.5 million and securities available-for-sale, which increased $9.5 million. The increase in loans receivable reflected purchases of $7.5 million in participation loans as well as continued loan demand as a result of the low market rates of interest. The increase in securities available-for-sale reflected purchases of corporate notes, municipal securities, and mortgage-backed securities.

The allowance for loan losses was $515,000 and $500,000 at March 31, 2002 and December 31, 2001, respectively. Nonaccrual loans were $276,000 and $122,000 at March 31, 2002 and December 31, 2001, respectively.

Total liabilities at March 31, 2002 were $213.7 million compared to $216.2 million at December 31, 2001, a decrease of $2.5 million, primarily due to a decrease in deposits of $1.8 million.

Stockholders' equity at March 31, 2002 was $27.3, which was consistent with stockholders' equity at December 31, 2001. An increase in additional paid-in capital of $272,000 from the exercise of 17,290 stock options was offset by the purchase of treasury stock of $154,000 and the declaration of dividends of $133,000. The net income of the Company of $491,000 was offset by a decrease in the fair value of securities available-for-sale of $502,000, net of deferred taxes.

RESULTS OF OPERATIONS

Net income increased to $491,000 for the quarter ended March 31, 2002 from $330,000 for the quarter ended March 31, 2001. The increase in net income primarily reflects an increase in the gain on sale of securities. Fluctuations in net income are discussed more fully below.

Net interest income was $1.6 million for the three months ended March 31, 2002 and for the same quarter in 2001. Although the Company's assets declined during the period, the net interest margin increased to 2.72% for the 2002 period from 2.69% for the 2001 period. This was largely due to an increase in the spread to 2.37% from 2.13% for the same period. The increase in the spread was a result of the yield on deposits and borrowings decreasing more rapidly in the current interest rate environment than loans and securities, which were slower to reprice. In addition, the Company's earning assets shifted, resulting in a larger volume of loans and a lesser volume of securities. Although the overall yield on earning assets decreased, this shift resulted in an improvement to the yield on earning assets due to the fact that loans yield a higher rate of return than securities. The average yield on earning assets decreased to 6.32% for the quarter ended March 31, 2002 from 7.17% for the prior period. The average cost of funds also decreased from 5.04% for the quarter ended March 31, 2001 to 3.95% for the quarter ended March 31, 2002.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses was $15,000 and $0 for the quarters ended March 31, 2002 and 2001, respectively. The increase in the provision for loan losses is a direct result of an increase in the volume of loan participations purchased consisting largely of commercial real estate loans that have experienced higher losses than one to-four-family loans. In addition, the Company has experienced an increase in delinquencies in the first quarter of 2002.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased $210,000 to $335,000 for the quarter ended March 31, 2002 primarily as a result of an increase in gains on the sale of securities of $131,000 and the increase in cash surrender value of bank-owned life insurance of $78,000. The bank-owned life insurance was purchased in December of 2001.

Noninterest expense was consistent at $1.2 million for the quarters ended March 31, 2002 and 2001. Compensation and benefits decreased $30,000 as a result of the stock awards becoming fully vested during 2001. This decrease was partially offset by increases in occupancy and equipment of $13,000 and other operating expenses of $12,000.

The Company's federal income tax expense increased to $222,000 for the three-month period ended March 31, 2002 from $162,000 for the three-month period ended March 31, 2001. The change in income tax was attributable to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's liquidity ratio was 37% at March 31, 2002.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $(59,000) and $1.6 million in 2002 and 2001, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(2.3) million and $9.5 million in 2002 and 2001, respectively.

At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $20.8 million, or 8.0% of adjusted total assets, which is above the required level of $9.4 million, or 4.0%; and total risk-based capital of $21.3 million, or 14.7% of risk-weighted assets, which is above the required level of $11.6 million, or 8.0%. The Bank at March 31, 2002 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At March 31, 2002, cash and short-term investments totaled $6.1 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At March 31, 2002, the Bank had outstanding commitments to originate mortgage loans of $3.1 million, and $2.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2002 totaled $92.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2001, the latest date for which information is available, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (40)% and would result in a $10.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2001, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points. On December 31, 2001, the yield on the three month Treasury bill was 1.72%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2001.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                                NPV as a % of
                           ------------Net Portfolio Value------------    ------PV of Assets------
                                       -------------------                       -------------
       Change in Rates       $ Amount         $ Change       % Change     NPV Ratio         Change
       ---------------     -----------      -----------      ---------    ---------         ------
          + 300 bp         $    10,026      $  (15,867)         (61)%         4.47%        (614 bp)
          + 200 bp              15,512         (10,381)         (40)          6.71         (390 bp)
          + 100 bp              20,952          (4,941)         (19)          8.81         (180 bp)
              0 bp              25,893               -            -          10.61               -
          - 100 bp              28,202           2,309            9          11.37           76 bp
          - 200 bp                 N/A             N/A          N/A            N/A
          - 300 bp                 N/A             N/A          N/A            N/A

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

Management has not yet completed the computation of NPV as of March 31, 2002 but estimates that the results would not be materially different than those presented above.

PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

                  None

ITEM 2.   CHANGES IN SECURITIES.

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Not applicable.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARK BANCORP, INC.

Date:  May 15, 2002                        /s/ David A. Remijas
                                           -------------------------------------
                                           David A. Remijas
                                           President and Chief Executive Officer


Date:  May 15, 2002                        /s/ Steven J. Pokrak
                                           -------------------------------------
                                           Steven J. Pokrak
                                           Treasurer and Chief Financial Officer