Form 10-Q
period 2002-06-30
PARK BANCORP INC
filed 2002-08-14
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended June 30, 2002

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

As of July 31, 2002, the Registrant had outstanding 1,235,895 shares of common stock.

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

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         2002             2001
                                                                         ----             ----
                                    ASSETS
Cash and due from banks                                              $        716     $        905
Federal funds sold                                                          1,100           22,777
Interest-bearing deposit accounts in other financial institutions          17,176            4,227
                                                                     ------------     ------------
     Total cash and cash equivalents                                       18,992           27,909

Securities available-for-sale                                              62,386           65,704
Loans receivable, net                                                     148,716          134,788
Federal Home Loan Bank stock                                                5,261            5,133
Premises and equipment, net                                                 2,761            2,712
Accrued interest receivable                                                 1,695            1,659
Bank-owned life insurance                                                   5,248            5,109
Other assets                                                                  541              434
                                                                     ------------     ------------

TOTAL ASSETS                                                         $    245,600     $    243,448
                                                                     ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $    164,150     $    163,074
Securities sold under repurchase agreements                                10,572           10,658
Federal Home Loan Bank advances                                            39,000           39,000
Advances from borrowers for taxes and insurance                             2,104            2,027
Accrued interest payable                                                      251              830
Other liabilities                                                             923              581
                                                                     ------------     ------------
     Total liabilities                                                    217,000          216,170

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                   --               --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,718,731 shares issued                                                      27               27
Additional paid-in capital                                                 26,964           26,600
Retained earnings                                                          26,721           25,845
Treasury stock at cost - 1,482,836 and 1,470,536 shares, at cost          (24,248)         (24,019)
Unearned ESOP shares                                                       (1,055)          (1,131)
Accumulated other comprehensive income (loss)                                 191              (44)
                                                                     ------------     ------------
     Total stockholders' equity                                            28,600           27,278
                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    245,600     $    243,448
                                                                     ============     ============


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                             THREE MONTHS                  SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                       ------------------------     ------------------------
                                                          2002          2001           2002          2001
                                                          ----          ----           ----          ----
Interest income
     Loans receivable                                  $    2,709    $    2,078     $    5,257    $    4,023
     Securities and other                                   1,064         2,005          2,090         4,119
     Other interest-bearing deposits                           37           130            119           213
                                                       ----------    ----------     ----------    ----------
         Total                                              3,810         4,213          7,466         8,355

Interest expense
     Deposits and repurchase agreements                     1,413         1,897          2,996         4,017
     Federal Home Loan Bank advances                          509           657          1,012         1,126
                                                       ----------    ----------     ----------    ----------
         Total                                              1,922         2,554          4,008         5,143
                                                       ----------    ----------     ----------    ----------

Net interest income                                         1,888         1,659          3,458         3,212

Provision for loan losses                                      35            --             50            --
                                                       ----------    ----------     ----------    ----------

Net interest income after provision for
  loan losses                                               1,853         1,659          3,408         3,212

Noninterest income
     Gain on sale of securities available-for-sale             87           203            263           248
     Gain on sale of real estate held for expansion           126            --            126            --
     Service fee income                                        66            55            137           107
     Other operating income                                    81            92            169           120
                                                       ----------    ----------     ----------    ----------
         Total noninterest income                             360           350            695           475

Noninterest expense
     Compensation and benefits                                751           851          1,501         1,635
     Occupancy and equipment                                  157           155            312           297
     Other operating expenses                                 326           237            598           497
                                                       ----------    ----------     ----------    ----------
         Total noninterest expense                          1,234         1,243          2,411         2,429
                                                       ----------    ----------     ----------    ----------

Income before income taxes                                    979           766          1,692         1,258

Income tax expense                                            326           255            548           417
                                                       ----------    ----------     ----------    ----------

     Net income                                        $      653    $      511     $    1,144    $      841
                                                       ==========    ==========     ==========    ==========


Basic earnings per share                               $      .58    $      .37     $     1.02    $      .60
Diluted earnings per share                             $      .56    $      .37     $      .98    $      .60

Comprehensive income (loss)                            $    1,390    $     (282)    $    1,379    $    2,140
                                                       ==========    ==========     ==========    ==========


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               -----------------------------
                                                                                   2002             2001
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $      1,144     $        841
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization on securities                                              27               --
     Gain on sale of securities available-for-sale                                     (263)            (248)
     Gain on sale of real estate held for expansion                                    (126)              --
     Increase in cash surrender value                                                  (139)              --
     Provision for loan losses                                                           50               --
     Depreciation                                                                       150              120
     ESOP compensation expense                                                          168              132
     MRP compensation expense                                                            --              191
     Federal Home Loan Bank stock dividends                                            (128)             (66)
     Dividend reinvestments                                                             (83)              --
     Net change in:
         Accrued interest receivable                                                    (36)              95
         Accrued interest payable                                                      (579)             273
         Other assets                                                                  (135)              53
         Other liabilities                                                              222             (104)
                                                                               ------------     ------------
              Net cash from operating activities                                        272            1,287

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                           (18,289)          (4,002)
Proceeds from sales, calls, and maturities of securities available-for-sale          18,883            9,170
Principal repayments on mortgage-backed securities                                    3,398            3,055
Net change in loans                                                                 (13,978)         (15,061)
Net change in real estate held for development                                           --              276
Proceeds from sale of real estate held for expansion                                    154               --
Purchase of premises and equipment                                                     (199)            (610)
                                                                               ------------     ------------
     Net cash from investing activities                                             (10,031)          (7,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                1,076           21,814
Net change in repurchase agreements                                                     (86)          (2,214)
Net change in advances from borrowers for taxes and insurance                            77              179
Net change in Federal Home Loan Bank advances                                            --            1,000
Dividends paid                                                                         (268)            (520)
Stock options exercised                                                                 272               --
Purchase of treasury stock                                                             (229)            (793)
                                                                               ------------     ------------
     Net cash from financing activities                                                 842           19,466
                                                                               ------------     ------------

Net change in cash and cash equivalents                                              (8,917)          13,581

Cash and cash equivalents at beginning of period                                     27,909            4,066
                                                                               ------------     ------------

Cash and cash equivalents at end of period                                     $     18,992     $     17,647
                                                                               ============     ============

Supplemental disclosure of noncash activities
     Amount due to broker for purchase of treasury stock                       $         --     $      3,971


                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                             Accumulated
                                                                                                                Other       Total
                                                      Additional            Unearned   Unearned                Compre-      Stock-
                                              Common   Paid-in   Retained     ESOP        MRP     Treasury     hensive     holders'
                                              Stock    Capital   Earnings    Shares     Awards     Stock    Income (Loss)   Equity
                                              -----    -------   --------    ------     ------     -----    -------------   ------
2001
----
Balance at January 1, 2001                  $     27  $ 26,486   $ 24,852   $ (1,290)  $   (223)  $(17,956)  $    (2,617)  $ 29,279
Comprehensive income
    Net income                                    --        --        841         --         --         --            --        841
    Change in fair value of securities
      classified as available-for-sale, net
      of reclassification and tax effects         --        --         --         --         --         --         1,299      1,299
                                                                                                                           --------
       Total comprehensive income                                                                                             2,140

Purchase of 270,600 shares of treasury stock      --        --         --         --         --     (4,764)           --     (4,764)
Dividends declared ($.24 per share)               --        --       (340)        --         --         --            --       (340)
ESOP shares earned                                --        53         --         79         --         --            --        132
MRP shares earned                                 --        --         --         --        191         --            --        191
                                            --------  --------   --------   --------   --------   --------   -----------   --------

Balance at June 30, 2001                    $     27  $ 26,539   $ 25,353   $ (1,211)  $    (32)  $(22,720)  $    (1,318)  $ 26,638
                                            ========  ========   ========   ========   ========   ========   ===========   ========

2002
----
Balance at January 1, 2002                  $     27  $ 26,600   $ 25,845   $ (1,131)  $     --   $(24,019)  $       (44)  $ 27,278
Comprehensive income
    Net income                                    --        --      1,144         --         --         --            --      1,144
    Change in fair value of securities
      classified as available-for-sale, net
      of reclassification and tax effects         --        --         --         --         --         --           235        235
                                                                                                                           --------
       Total comprehensive income                                                                                             1,379

Exercise of 17,290 stock options                  --       272         --         --         --         --            --        272
Purchase of 12,300 of treasury stock              --        --         --         --         --       (229)           --       (229)
Dividends declared                                --        --       (268)        --         --         --            --       (268)
ESOP shares earned                                --        92         --         76         --         --            --        168
                                            --------  --------   --------   --------   --------   --------   -----------   --------

Balance at June 30, 2002                    $     27  $ 26,964   $ 26,721   $ (1,055)  $     --   $(24,248)  $       191   $ 28,600
                                            ========  ========   ========   ========   ========   ========   ===========   ========


                 See notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of June 30, 2002 and December 31, 2001 and for the three-month and six-month periods ended June 30, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001.

                                                    2002                            2001
                                                    ----                            ----
                                        Three Months      Six Months    Three Months      Six Months
                                       Ended June 30   Ended June 30   Ended June 30   Ended June 30
                                        ------------    ------------    ------------    ------------
Net income as reported                  $        653    $      1,144    $        511    $        841
Weighted average common
  shares outstanding                       1,128,922       1,123,514       1,373,274       1,396,993
                                        ------------    ------------    ------------    ------------

   Basic earnings per share             $        .58    $       1.02    $        .37    $        .60
                                        ============    ============    ============    ============

Earnings per share assuming dilution
   Net income available to common
     shareholders                       $        653    $      1,144    $        511    $        841
                                        ============    ============    ============    ============

Weighted average common shares
  outstanding                              1,128,922       1,123,514       1,373,274       1,396,993

Dilutive effect of stock options              46,121          40,291              --              --

Average common shares and dilutive
  potential common shares                  1,175,043       1,163,805       1,373,274       1,396,993
                                        ------------    ------------    ------------    ------------

Diluted earnings per share              $        .56    $        .98    $        .37    $        .60
                                        ============    ============    ============    ============

The effects of stock options diluted basic earnings per share in 2002 but were not included in 2001 because to do so would have been anti-dilutive.


Note 3 - Recent Accounting Pronouncements

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe that this standard will have a material affect on its financial position or results of operations.

The Company adopted SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" on January 1, 2002. The statement requires that the Company recognize an impairment loss on ling-lived assets when the carrying amount is not recoverable and the measurement of the impairment loss is the difference between the carrying amount and the fair value of the asset. This pronouncement did not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at June 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2002 to the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2002 were $245.6 million compared to $243.4 million at December 31, 2001, an increase of $2.2 million. During the six months ended June 30, 2002, cash and cash equivalents decreased $8.9 million and securities available-for-sale decreased $3.3 million. These funds were invested in loans receivable, which increased $13.9 million. The increase in loans receivable reflected purchases of $7.5 million in participation loans as well as continued loan demand as a result of the low market rates of interest. The decrease in securities available-for-sale reflected sales and calls of corporate notes, municipal securities, and mortgage-backed securities. These proceeds were utilized to fund the continued loan growth.

The allowance for loan losses was $550,000 and $500,000 at June 30, 2002 and December 31, 2001, respectively. Nonaccrual loans were $508,000 and $122,000 at June 30, 2002 and December 31, 2001, respectively.

Total liabilities at June 30, 2002 were $217.0 million compared to $216.2 million at December 31, 2001, an increase of $800,000, primarily due to an increase in deposits.

Stockholders' equity at June 30, 2002 was $28.6 million compared to $27.3 million at December 31, 2001, an increase of $1.3 million. An increase in additional paid-in capital of $272,000 from the exercise of 17,290 stock options was offset by the purchase of treasury stock of $229,000 and the declaration of dividends of $268,000. The net income of the Company was $1.1 million, and the fair value of securities available-for-sale increased $235,000, net of deferred taxes.

RESULTS OF OPERATIONS

Net income increased $142,000 to $653,000 for the quarter ended June 30, 2002 compared to the same period in 2001. Net income increased $303,000 to $1.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Fluctuations on net income are discussed below.

Net interest income increased $229,000 to $1.9 million for the quarter ended June 30, 2002 compared to the same period in 2001. Net interest income increased $246,000 to $3.5 million for the six months ended June 30, 2002 compared to the same period in 2001. The net interest margin increased to 3.22% and 2.97% for the three-month and six-month periods ended June 30, 2002, respectively, from 2.73% and 2.72% for the three-month and six-month periods ended June 30, 2001, respectively. This was largely due to an increase in the spread to 2.91% and 2.64% for the three-month and six-month periods ended June 30, 2002, respectively, from 2.19% and 2.16% for the three-month and six-month periods ended June 30, 2001, respectively. The increase in the spread was a result of the yield on deposits and borrowings decreasing more rapidly in the current interest rate environment than loans, which were slower to reprice. In addition, the Company's earning assets shifted, resulting in a larger volume of loans and a lesser volume of securities. Although the overall yield on earning assets decreased, this shift resulted in an improvement to the yield on earning assets due to the fact that loans yield a higher rate of return than securities. The average yield on earning assets decreased to 6.51% and 6.41% for the three-month and six-month periods ended June 30, 2002, respectively, from 6.93% and 7.06% for the three-month and six-month periods ended June 30, 2001, respectively. The average cost of funds also decreased to 3.60% and 3.77% for the three-month and six-month periods ended June 30, 2002, respectively, from 4.74% and 4.90% for the three-month and six-month periods ended June 30, 2001, respectively.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses was $35,000 and $50,000 for the three-month and six-month periods ended June 30, 2002, respectively, and $0 for the three-month and six-month periods ended June 30, 2001. The increase in the provision for loan losses is a direct result of an increase in the volume of loan participations purchased which generally have a greater loss experience than other loans. In addition, the Company has experienced a slight increase in delinquencies and nonaccrual loans in the first two quarters of 2002.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased $10,000 to $360,000 and increased $220,000 to $695,000 for the three-month and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The increase for both periods reflects a $126,000 gain on sale of land held for expansion. This land was excess land that was adjacent to the Company's Westmont branch location. Other operating income also increased in both periods as a result of an increase in the cash surrender value of life insurance totaling $68,000 and $139,000 for the quarter and the six-month period, respectively. This was partially offset by income totaling $92,000 for the six-month period in 2001 related to the Bank's involvement in the Bank Enterprise Award Program.

Noninterest expense was stable at $1.2 million for the quarters ended June 30, 2002 and 2001, respectively, and $2.4 million for the six months ended June 30, 2002 and 2001. Compensation and benefits decreased in both periods as a result of the stock awards fully vesting in 2001 and thus no expense was incurred throughout the first six months of 2002. This decrease was partially offset by increases in other operating expenses related to data processing and advertising as a result of the increased volume of account activity. There were no other significant changes in the various categories of noninterest expense during these comparative periods.

The Company's federal income tax expense increased $71,000 to $326,000 for the quarter ended June 30, 2002 compared to the same period in 2001, while income tax expense increased $131,000 to $548,000 for the six-month period ended June 30, 2002 compared to the same period in 2001. The change in income tax was attributable to the increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's liquidity ratio was 31% at June 30, 2002.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $272,000 and $1.3 million in 2002 and 2001, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $842,000 and $19.5 million in 2002 and 2001, respectively.

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $21.5 million, or 9.0% of adjusted total assets, which is above the required level of $9.5 million, or 4.0%; and total risk-based capital of $22.1 million, or 15.2% of risk-weighted assets, which is above the required level of $11.6 million, or 8.0%. The Bank at June 30, 2002 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At June 30, 2002, cash and short-term investments totaled $19.0 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At June 30, 2002, the Bank had outstanding commitments to originate mortgage loans of $5.7 million, and $1.6 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2002 totaled $81.2 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2002, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (51)% and would result in a $13.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2002, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                         NPV as a % of
                  -------------Net Portfolio Value----------    ---------PV of Assets--------
                               -------------------                       ------------
Change in Rates    $ Amount        $ Change       % Change       NPV Ratio         Change
---------------    --------        --------       --------       ---------         ------
  + 300 bp         $  6,177       $ (19,943)        (76)%          2.83%           (797 bp)
  + 200 bp           12,711         (13,409)        (51)           5.62            (517 bp)
  + 100 bp           19,505          (6,615)        (25)           8.33            (246 bp)
      0 bp           26,120              --          --           10.79              --
  - 100 bp           29,934           3,814          15           12.10             131 bp
  - 200 bp              N/A             N/A         N/A             N/A                N/A
  - 300 bp              N/A             N/A         N/A             N/A                N/A

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            None

ITEM 2. CHANGES IN SECURITIES.

            None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            The annual meeting of stockholders was held on April 23, 2002. John
            J. Murphy and Victor H. Reyes were elected to three-year terms as directors. In addition, the stockholders ratified the selection of Crowe, Chizek and Company LLP as independent public accountants for the Company for the year ending December 31, 2002.

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference.

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (attached as an exhibit and incorporated herein by reference.

            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARK BANCORP, INC.

Date: August 14, 2002                   /s/ David A. Remijas
                                        ----------------------------------------
                                        David A. Remijas
                                        President and Chief Executive Officer


Date: August 14, 2002                   /s/ Steven J. Pokrak
                                        ----------------------------------------
                                        Steven J. Pokrak
                                        Treasurer and Chief Financial Officer