Form 10-Q
period 2002-09-30
PARK BANCORP INC
filed 2002-11-18
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

As of October 31, 2002, the Registrant had outstanding 1,227,995 shares of common stock.

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report


                                      Index


                                                                            Page
                                                                            ----
PART I - Financial Information

     Item 1     Financial Statements                                          1
     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7
     Item 3     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 9
     Item 4     Controls and Procedures                                      11


PART II - Other Information

     Item 1     Legal Proceedings                                            11
     Item 2     Changes in Securities                                        11
     Item 3     Defaults Upon Senior Securities                              11
     Item 4     Submission of Matters to a Vote of Securities Holders        11
     Item 5     Other Information                                            11
     Item 6     Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                                   12


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

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                        2002          2001
                                                                     ---------     ---------
                                     ASSETS
Cash and due from banks                                              $   1,256     $     905
Federal funds sold                                                      10,688        22,777
Interest-bearing deposit accounts in other financial institutions        7,105         4,227
                                                                     ---------     ---------
     Total cash and cash equivalents                                    19,049        27,909

Securities available-for-sale                                           58,297        65,704
Loans receivable, net                                                  150,175       134,788
Federal Home Loan Bank stock                                             5,327         5,133
Premises and equipment, net                                              2,933         2,712
Accrued interest receivable                                              1,575         1,659
Bank-owned life insurance                                                5,315         5,109
Other assets                                                               377           434
                                                                     ---------     ---------
TOTAL ASSETS                                                         $ 243,048     $ 243,448
                                                                     =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $ 161,552     $ 163,074
Securities sold under repurchase agreements                             10,249        10,658
Federal Home Loan Bank advances                                         38,000        39,000
Advances from borrowers for taxes and insurance                          2,424         2,027
Accrued interest payable                                                   129           830
Other liabilities                                                        1,230           581
                                                                     ---------     ---------
     Total liabilities                                                 213,584       216,170

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                --            --
Common stock, $.01 par value, 9,000,000 shares authorized;
  2,718,731 and 2,701,441 shares issued at September and
  December, respectively                                                    27            27
Additional paid-in capital                                              27,012        26,600
Retained earnings                                                       27,014        25,845
Treasury stock at cost - 1,488,736 and 1,470,536 shares, at cost       (24,376)      (24,019)
Unearned ESOP shares                                                    (1,017)       (1,131)
Accumulated other comprehensive income (loss)                              804           (44)
                                                                     ---------     ---------
     Total stockholders' equity                                         29,464        27,278
                                                                     ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 243,048     $ 243,448
                                                                     =========     =========


                See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                          THREE MONTHS           NINE MONTHS
                                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                       ------------------    ------------------
                                                         2002       2001       2002       2001
                                                       -------    -------    -------    -------
Interest income
     Loans receivable                                  $ 2,763    $ 2,302    $ 8,020    $ 6,325
     Securities and other                                  778      1,956      2,868      6,288
     Other interest-bearing deposits                        98         --        217         --
                                                       -------    -------    -------    -------
         Total                                           3,639      4,258     11,105     12,613

Interest expense
     Deposits and repurchase agreements                  1,321      2,273      4,317      6,290
     Federal Home Loan Bank advances                       514        336      1,526      1,462
                                                       -------    -------    -------    -------
         Total                                           1,835      2,609      5,843      7,752
                                                       -------    -------    -------    -------

Net interest income                                      1,804      1,649      5,262      4,861

Provision for loan losses                                   30         --         80         --
                                                       -------    -------    -------    -------

Net interest income after provision for
  loan losses                                            1,774      1,649      5,182      4,861

Noninterest income
     Gain on sale of real estate held for expansion         --         --        126         --
     Gain on sale of securities available-for-sale          54         77        317        325
     Service fee income                                     72        116        209        223
     Other operating income                                 66         18        235        138
                                                       -------    -------    -------    -------
         Total noninterest income                          192        211        887        686

Noninterest expense
     Compensation and benefits                             786        725      2,287      2,360
     Occupancy and equipment                               179        159        491        456
     Other operating expenses                              325        285        923        782
                                                       -------    -------    -------    -------
         Total noninterest expense                       1,290      1,169      3,701      3,598
                                                       -------    -------    -------    -------

Income before income taxes                                 676        691      2,368      1,949

Income tax expense                                         215        239        763        656
                                                       -------    -------    -------    -------

     Net income                                        $   461    $   452    $ 1,605    $ 1,293
                                                       =======    =======    =======    =======


Basic earnings per share                               $   .41    $   .39    $  1.43    $   .93
Diluted earnings per share                             $   .39    $   .38    $  1.38    $   .92

Comprehensive income                                   $ 1,030    $ 2,228    $ 2,409    $ 4,368
                                                       =======    =======    =======    =======


                See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   2002         2001
                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  1,605     $  1,293
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization on securities                            26           12
     Gain on sale of securities available-for-sale                   (316)        (325)
     Gain on sale of real estate held for expansion                  (126)          --
     Increase in cash surrender value                                (206)          --
     Provision for loan losses                                         80           --
     Depreciation                                                     228          180
     ESOP compensation expense                                        254          203
     MRP compensation expense                                          --          223
     FHLB stock dividends                                            (194)        (122)
     Dividend reinvestments                                          (129)         (33)
     Net change in:
         Accrued interest receivable                                   84          449
         Accrued interest payable                                    (701)         443
         Other assets                                                  29           --
         Other liabilities                                            217           --
                                                                 --------     --------

         Net cash from operating activities                           851        2,323

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                         (28,574)      (6,059)
Maturities and calls of securities available-for-sale              26,720       46,150
Proceeds from sales of securities available-for-sale                5,523        1,458
Principal repayments on mortgage-backed securities                  5,437        5,071
Net change in loans                                               (15,467)     (28,533)
Net change in real estate held for development                         --          276
Proceeds from sale of real estate held for expansion                  154           --
Purchases of FHLB stock                                                --       (2,000)
Purchase of premises and equipment                                   (449)        (538)
                                                                 --------     --------

     Net cash from investing activities                            (6,656)      15,825

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                             (1,522)      18,557
Net change in repurchase agreements                                  (409)      (6,322)
Net change in advances from borrowers for taxes and insurance         397          633
Net change in Federal Home Loan Bank advances                      (1,000)       5,000
Dividends paid                                                       (436)        (478)
Stock options exercised                                               272           --
Purchase of treasury stock                                           (357)      (5,273)
                                                                 --------     --------

     Net cash from financing activities                            (3,055)      12,117
                                                                 --------     --------

Net change in cash and cash equivalents                            (8,860)      30,265

Cash and cash equivalents at beginning of period                   27,909        4,066
                                                                 --------     --------

Cash and cash equivalents at end of period                       $ 19,049     $ 34,331
                                                                 ========     ========


                See notes to consolidated financial statements.

PARK BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                     Additional                   Unearned       Unearned
                                                        Common        Paid-in      Retained         ESOP            MRP
                                                         Stock        Capital      Earnings        Shares         Awards
                                                       --------      --------      --------       --------       --------
2001
----
Balance at January 1, 2001                             $     27      $ 26,486      $ 24,852       $ (1,290)      $   (223)
Comprehensive income
    Net income                                               --                       1,293             --             --
    Change in fair value of securities
      available-for-sale, net of reclassification
      and tax effects                                        --            --            --             --             --

       Total comprehensive income

Purchase of 298,900 shares of treasury stock                 --            --            --             --             --
Dividends declared ($.36 per share)                          --            --          (478)            --             --
ESOP shares earned                                           --            84            --            119             --
MRP shares earned                                            --            --            --             --            223
                                                       --------      --------      --------       --------       --------

Balance at September 30, 2001                          $     27      $ 26,570      $ 25,667       $ (1,171)      $     --
                                                       ========      ========      ========       ========       ========


2002
----
Balance at January 1, 2002                             $     27      $ 26,600      $ 25,845       $ (1,131)      $     --
Comprehensive income
    Net income                                               --            --         1,605             --             --
    Change in fair value of securities
      available-for-sale, net of reclassification
      and tax effects                                        --            --            --             --             --

       Total comprehensive income

Exercise of 17,290 stock options                             --           272            --             --             --
Purchase of 18,200 shares of treasury stock                  --            --            --             --             --
Dividends declared ($.36 per share)                          --            --          (436)            --             --
ESOP shares earned                                           --           140            --            114             --
                                                       --------      --------      --------       --------       --------

Balance at September 30, 2002                          $     27      $ 27,012      $ 27,014       $ (1,017)      $     --
                                                       ========      ========      ========       ========       ========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                     Accumulated
                                                                        Other          Total
                                                                       Compre-        Stock-
                                                       Treasury        hensive        holders'
                                                         Stock      Income (Loss)     Equity
                                                       --------       --------       --------
2001
----
Balance at January 1, 2001                             $(17,956)      $ (2,617)      $ 29,279
Comprehensive income
    Net income                                               --             --          1,293
    Change in fair value of securities
      available-for-sale, net of reclassification
      and tax effects                                        --          3,075          3,075
                                                                                     --------
       Total comprehensive income                                                       4,368

Purchase of 298,900 shares of treasury stock             (5,273)            --         (5,273)
Dividends declared ($.36 per share)                          --             --           (478)
ESOP shares earned                                           --             --            203
MRP shares earned                                            --             --            223
                                                       --------       --------       --------

Balance at September 30, 2001                          $(23,229)      $    458       $ 28,322
                                                       ========       ========       ========

2002
----
Balance at January 1, 2002                             $(24,019)      $    (44)      $ 27,278
Comprehensive income
    Net income                                               --             --          1,605
    Change in fair value of securities
      available-for-sale, net of reclassification
      and tax effects                                        --            848            848
                                                                                     --------
       Total comprehensive income                                                       2,409

Exercise of 17,290 stock options                             --             --            272
Purchase of 18,200 shares of treasury stock                (357)            --           (357)
Dividends declared ($.36 per share)                          --             --           (436)
ESOP shares earned                                           --             --            254
                                                       --------       --------       --------

Balance at September 30, 2002                          $(24,376)      $    804       $ 29,464
                                                       ========       ========       ========

                See notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of September 30, 2002 and December 31, 2001 and for the nine-month and three-month periods ended September 30, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine-month and three-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Use of Estimates

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

Note 3 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001.

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                                2002          2001          2002          2001
                                             ----------    ----------    ----------    ----------
BASIC EARNINGS PER SHARE
Net income as reported                       $      461    $      452    $    1,605    $    1,293
Weighted average common
  shares outstanding                          1,130,671     1,165,041     1,123,514     1,396,993
                                             ----------    ----------    ----------    ----------

   Basic earnings per share                  $      .41    $      .39    $     1.43    $      .93
                                             ==========    ==========    ==========    ==========

EARNINGS PER SHARE ASSUMING DILUTION
Net income available to common
  shareholders                               $      461    $      452    $    1,605    $    1,293
                                             ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding                                 1,130,671     1,165,041     1,123,514     1,396,993
Add dilutive effect of assumed exercises:
    Stock options                                44,907        25,111        40,291         9,388
    Stock awards                                     --           433            --           312
                                             ----------    ----------    ----------    ----------
Weighted average common and dilutive
    potential common shares outstanding       1,175,578     1,190,585     1,163,805     1,406,693
                                             ----------    ----------    ----------    ----------

   Diluted earnings per share                $      .39    $      .38    $     1.38    $      .92
                                             ==========    ==========    ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries at September 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the nine-month and three-month periods ended September 30, 2002 to the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets at September 30, 2002 were $243.0 million compared to $243.4 million at December 31, 2001, a decrease of $400,000. During the nine months ended September 30, 2002, loans increased $15.4 million while securities available-for-sale decreased $7.4 million. Loans increased as a result of the low rate environment, which created increased loan demand. Securities available-for-sale decreased as a result of calls of securities totaling $26.7 million and paydowns on mortgage-backed securities totaling $5.4 million as a result of the decreasing rate environment, offset by purchases totaling $28.6 million. In addition the Company sold $5.5 million in securities during the year. Cash and cash equivalents decreased $8.9 million to $19.0 million at September 30, 2002. The excess funds were reinvested in loans throughout the year.

Total liabilities at September 30, 2002 were $213.6 million compared to $216.2 million at December 31, 2001, a decrease of $2.6 million, primarily due to a decrease of $3.7 million in public deposits.

Stockholders' equity at September 30, 2002 was $29.5 million compared to $27.3 million at December 31, 2001, an increase of $2.2 million. The increase was primarily attributable to net income of $1.6 million, and an increase in the unrealized gain on securities available-for-sale, net of tax, of $848,000. In addition, the Company purchased treasury stock in the amount of $357,000 and declared dividends totaling $436,000, which were partially offset by the exercise of stock options totaling $272,000 and ESOP shares earned totaling $254,000.


RESULTS OF OPERATIONS

Net income increased $9,000 to $461,000 for the quarter ended September 30, 2002 compared to the same period in 2001. Net income increased $312,000 to $1.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Net income primarily increased as a result of improvements in the net interest margin. Fluctuations in net income are discussed below.

Net interest income was $1.8 million for the quarter ended September 30, 2002 compared to $1.6 million for the same period in 2001. Net interest income increased to $5.3 million for the nine-month period ended September 30, 2002 compared to $4.9 million for the same period in 2001. The net interest margin increased to 3.06% and 2.99% for the three-month and nine-month periods ended September 30, 2002, respectively, from 2.66% and 2.70% for the three-month and nine-month periods ended September 30, 2001. This was largely due to an increase in the spread to 2.76% and 2.68% for the three-month and nine-month periods ended September 30, 2002, respectively, from 2.18% for both the three-month and nine-month periods ended September 30, 2001. The increase in the spread was a result of the yield on deposits and borrowings decreasing more rapidly in the current interest rate environment than loans, which were slower to reprice through refinancings. In addition, the Company's earning assets shifted, resulting in a larger volume of loans and lesser volume of securities. Although the overall yield on earning assets decreased, this shift lessened the impact of this decrease since loans yield a higher rate of return than securities. The average yield on earning assets decreased to 6.20% and 6.33% for the three-month and nine-month periods ended September 30, 2002, respectively, from 6.86% and 7.01% for the three-month and nine-month periods ended September 30, 2001, respectively. The average cost of funds also decreased to 3.44% and 3.65% for the three-month and nine-month periods ended September 30, 2002, respectively, from 4.68% and 4.83% for the three-month and nine-month periods ended September 30, 2001, respectively.

The provision for loan losses was $30,000 and $80,000 for the quarter and nine-month periods ended September 30, 2002, respectively, in comparison to zero for the quarter and nine-month periods ended September 30, 2001. Management believes that the allowance is adequate based on the low level of past due loans in the portfolio, actual loss experience, and current economic conditions. Most of the Company's loans are secured by first mortgages on residential real estate.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2002 is maintained at a level that represents management's best estimate of losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased $19,000 to $192,000 and increased $201,000 to $887,000 for the three-month and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease for the three-month period is primarily due to a decrease in gains on sales of securities available-for-sale of $23,000. The increase in non-interest income for the nine-month period reflects a $126,000 gain on sale of land held for expansion. This land was excess land that was adjacent to the Company's Westmont branch location. Other operating income also increased in both periods as a result of an increase in the cash surrender value of life insurance totaling $73,000 and $228,000 for the quarter and nine-month period, respectively. This was partially offset by income totaling $92,000 for the nine-month period in 2001 related to the Bank's involvement in the Bank Enterprise Award Program.

Noninterest expense increased $121,000 to $1.3 million and $103,000 to $3.7 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. Compensation and benefits increased $61,000 for the quarter ended September 30, 2002 as compared to the same quarter in 2001. The increase was a combination of increased salaries, bonuses, and ESOP expense, partially offset by a decrease in stock awards expense as a result of the stock awards fully vesting in 2001. Other operating expenses increased $40,000 and $141,000 for the quarter and the nine months ended September 30, 2002 as compared to the same periods in 2001. Data processing increased $32,000 and advertising increased $38,000 for the nine-month period as a result of the increased volume of account activity. Similar increases were evident for the quarter. There were no other significant changes in the various categories of noninterest expense during these comparative periods.

The Company's federal income tax expense decreased $24,000 to $215,000 for the quarter ended September 30, 2002 compared to the same period in 2001, while income tax expense increased $107,000 to $763,000 for the nine-month period ended September 30, 2002 compared to the same period in 2001. The change in income tax was attributable to the change in income before taxes, partially offset by an increase in tax-exempt income related to the cash surrender value of life insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's liquidity ratio was 42% at September 30, 2002.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $851,000 and $2.3 million in 2002 and 2001, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections of loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(3.0) million and $12.1 million in 2002 and 2001, respectively.

At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $22 million, or 9.3% of adjusted total assets, which is above the required level of $9.5 million, or 4%; and total risk-based capital of $22.6 million, or 15.8% of risk-weighted assets, which is above the required level of $11.5 million, or 8%. The Bank at September 30, 2002 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At September 30, 2002, cash and short-term investments totaled $19.0 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At September 30, 2002, the Bank had outstanding commitments to originate mortgage loans of $2.4 million, and $1.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2002 totaled $81.5 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2002, the Bank's most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (33)% and would result in a $9.6 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV ratios sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2002 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                           NPV as a % of
-----------------Net Portfolio Value---------------    ----PV of Assets----
                 -------------------                       ------------
Change in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
---------------    --------    --------    --------    ---------   --------

   + 300 bp        $ 13,904    $(14,855)     (52)%       6.05%     (552) bp
   + 200 bp          19,146      (9,613)     (33)        8.11      (346) bp
   + 100 bp          24,365      (4,394)     (15)       10.04      (153) bp
       0 bp          28,759          --       --        11.57            --
   - 100 bp          30,759       2,000        7        12.19        62 bp
   - 200 bp             N/A         N/A      N/A          N/A           N/A
   - 300 bp             N/A         N/A      N/A          N/A           N/A

Due to the low yield on the three-month Treasury bill at June 30, 2002, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended June 30, 2002.

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

Management has not yet completed the computation of NPV as of September 30, 2002 but estimates that the results would not be materially different than those presented above.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and consolidated subsidiaries) required to be included in the periodic reports to the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARK BANCORP, INC.

Date: November 14, 2002                    /s/ David A. Remijas
      ---------------------                -------------------------------------
                                           David A. Remijas
                                           President and Chief Executive Officer


Date: November 14, 2002                    /s/ Steven J. Pokrak
      ---------------------                -------------------------------------
                                           Steven J. Pokrak
                                           Treasurer and Chief Financial Officer

I, David A. Remijas, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Park Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      --------------------

/s/ David A. Remijas
-------------------------------------
David A. Remijas
President and Chief Executive Officer

I, Steven J. Pokrak, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Park Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      --------------------

/s/ Steven J. Pokrak
-------------------------------------
Steven J. Pokrak
Treasurer and Chief Financial Officer