Form 10-K
period 2002-12-31
PARK BANCORP INC
filed 2003-03-26
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-20867

                   For the fiscal year ended December 31, 2002

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

                                Yes _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes _X_    No ___

The aggregate market value of common stock of the Registrant held by non-affiliates was approximately $18,019,000 as of June 30, 2002.

As of March 12, 2003, the Registrant had outstanding 1,198,095 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 29, 2003 are incorporated into Part III.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

Park Bancorp, Inc. ("the Company") is a bank holding company engaged in the business of banking through its wholly owned subsidiary, Park Federal Savings Bank ("the Bank"), and real estate development through its wholly owned subsidiary, PBI Development Corporation ("PBI"). The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. The Bank also has two wholly owned subsidiaries, GPS Development Corp. ("GPS"), an Illinois corporation that participates in residential real estate development projects, and GPS Corporation, an Illinois corporation that conducts limited insurance activities.

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

The Bank's competition for loans comes principally from savings institutions, mortgage banking companies, and commercial banks. Its most direct competition for deposits has historically come from savings institutions, commercial banks, and credit unions. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds, and annuities.

LENDING ACTIVITIES

GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2002, the Bank had total gross loans outstanding of $154.3 million, of which $96.4 million were one-to-four-family residential mortgage loans, or 62.46% of the Bank's total gross loans. The remainder of the portfolio consists of $18.0 million of multi-family mortgage loans, or 11.65% of total gross loans; $9.6 million of commercial real estate loans, or 6.23% of total gross loans; $11.2 million of construction and land loans, or 7.23% of total gross loans; and of $19.1 million consumer and other loans, or 12.43% of total gross loans. The Bank had no loans held for sale at December 31, 2002.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Executive Committee, a management committee of the Bank. All real estate loans must be approved by the Executive Committee. The maximum loan amount is $500,000 unless approved by the Board of Directors. Pursuant to Office of Thrift Supervision ("OTS") regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus without regulatory notification. The Bank has no loans to one borrower that are in excess of regulatory limits.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                             -------------------------------------------------------At December 31,------------------------------
                             --------2002--------      --------2001---------      --------2000--------        -------1999--------
                             ----------------------------------------------------------------------------------------------------
                                        Percent                    Percent                   Percent                    Percent
                               Amount  of Total          Amount   of Total         Amount   of Total          Amount   of Total
                               ------  --------          ------   --------         ------   --------          ------   --------
Real estate
    Residential
       One-to-four-
         family            $   96,351     62.46%     $   87,620      63.00%     $  71,375      70.23%    $    66,826     75.03%
       Multi-family            17,977     11.65          17,279      12.43         10,924      10.75           9,847     11.05
    Commercial                  9,607      6.23           8,548       6.15          5,316       5.23           3,756      4.22
    Construction and
      land                     11,159      7.23          10,668       7.67          9,130       8.98           6,076      6.82
Consumer and other             19,166     12.43          14,947      10.75          4,882       4.81           2,561      2.88
                           ----------   -------      ----------   --------      ---------    -------     -----------   -------

    Total loans, gross        154,260    100.00%        139,062     100.00%       101,627     100.00%         89,066    100.00%
                                         =======                   ========                   =======                   =======

Undisbursed portion
  of loans                     (5,226)                   (3,329)                   (3,763)                   (1,543)
Deferred loan
  origination fees
  and unamortized
  premiums                       (467)                     (445)                     (347)                      (331)
Allowance for
  loan losses                    (574)                     (500)                     (500)                      (500)
                           ----------                ----------                 ---------                -----------

    Total loans, net       $  147,993                $  134,788                 $  97,017                $    86,692
                           ==========                ==========                 =========                ===========


[WIDE TABLE CONTINUED FROM ABOVE]

                           -----At December 31,---
                           ---------1998----------
                           -----------------------
                                          Percent
                               Amount    of Total
                               ------    --------
Real estate
    Residential
       One-to-four-
         family            $   60,103      77.51%
       Multi-family             9,947      12.83
    Commercial                  3,200       4.12
    Construction and
      land                      1,963       2.53
Consumer and other              2,333       3.01
                           ----------   --------

    Total loans, gross         77,546     100.00%
                                           ======

Undisbursed portion
  of loans                       (910)
Deferred loan
  origination fees
  and unamortized
  premiums                       (360)
Allowance for
  loan losses                    (500)
                           ----------

    Total loans, net       $   75,776
                           ==========

LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans at December 31, 2002. The table does not include the effect of possible prepayments.

                                     -----------------Real Estate Loans----------------
                                      One-to-                              Construction   Consumer        Total
                                       Four-       Multi-                       and          and          Loans
                                      Family       Family      Commercial      Land         Other       Receivable
                                     --------     ---------    ---------    ---------    ----------     ----------
Amounts due
    One year or less                 $    499     $      --    $     423    $   7,383    $    6,224     $   14,529
    After one year
       More than one year
         to three years                   305           996        1,149        3,746         2,311          8,507
       More than three years
         to five years                    881         7,664          913           30        10,378         19,866
       More than five years
         to ten years                   3,785         2,562        3,530           --           116          9,993
       More than ten years
         to twenty years               30,925         6,218        3,592           --           137         40,872
       More than twenty years          59,956           537           --           --            --         60,493
                                     --------     ---------    ---------    ---------    ----------     ----------

          Total due after
            December 31, 2003          95,852        17,977        9,184        3,776        12,942        139,731
                                     --------     ---------    ---------    ---------    ----------     ----------

              Gross loans
                receivable           $ 96,351     $  17,977    $   9,607    $  11,159    $   19,166     $  154,260
                                     ========     =========    =========    =========    ==========     ==========

The following table sets forth at December 31, 2002 the dollar amount of total gross loans receivable contractually due after December 31, 2003 and whether such loans have fixed interest rates or adjustable interest rates.

                                       ---Due After December 31, 2003--
                                       --------------------------------
                                         Fixed   Adjustable     Total
                                       --------   --------     --------
    Real estate loans
       Residential
           One-to-four-family          $ 90,286   $  5,566     $ 95,852
           Multi-family                  17,598        379       17,977
        Commercial                        9,184         --        9,184
        Construction and land             3,776         --        3,776
     Consumer and other                  11,438      1,504       12,942
                                       --------   --------     --------

        Total gross loans receivable   $132,282   $  7,449     $139,731
                                       ========   ========     ========

ORIGINATION AND PURCHASE OF LOANS. The Bank's mortgage lending activities are conducted through its home office and two branch offices. Although the Bank offers adjustable-rate mortgage loans, the substantial majority of the Bank's loan originations are fixed-rate mortgage loans. While the Bank retains for its portfolio all of the mortgage loans that it originates, the Bank may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Bank. The Bank has purchased loans or participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                               For the Year Ended December 31,
                                             ----------------------------------
                                               2002        2001          2000
                                             ----------------------------------

     Beginning balance, net                  $134,788     $ 97,017     $ 86,692
        Loans originated
            One-to-four-family                 30,553       31,585       11,039
            Multi-family                        4,860        8,728        2,710
            Commercial                          3,393        3,354        6,062
            Construction and land               9,832        7,113       10,032
            Consumer and other                  2,570          616        1,316
                                             --------     --------     --------
               Total loans originated          51,208       51,396       31,159
        Loans purchased                        16,238       10,144          656
                                             --------     --------     --------
                                               67,446       61,540       31,815

     Principal payments                       (52,270)     (24,203)     (19,270)
     Change in allowance for loan losses          (74)          --           --
     Change in undisbursed loans               (1,897)         434       (2,220)
                                             --------     --------     --------

        Ending balance, net                  $147,993     $134,788     $ 97,017
                                             ========     ========     ========

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

Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in its primary market areas. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 80% of the appraised value of the property or the sales price. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of 120%.

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

Construction and Land Lending. The Bank originates construction and land loans in its primary market areas. The Bank's construction loans primarily are made to finance development of one-to-four-family residential properties. These loans are generally fixed-rate loans with maturities of one year or less. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as regular inspections warrant. Land loans generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.

Construction lending may be viewed as involving a greater degree of risk than one-to-four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

Consumer and Other Lending. The Bank's consumer and other loans generally consist of automobile loans, second mortgage loans, loans secured by deposits, commercial lines of credit secured by real estate, and loans and participations purchased.

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2002, the Bank had $15.2 million in purchased mortgage loans and loan participations serviced by others, totaling 9.9% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2002, the Bank had $77,000 of assets classified as "Special Mention," $158,000 of assets classified as "Substandard", and $55,000 of assets classified as "Doubtful", no assets were classified as "Loss."

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

                                         -------------------At December 31,----------------
                                          2002        2001       2000       1999      1998
                                         -------     -------    -------    ------    ------
Nonaccrual loans
     Residential real estate
         One-to-four-family              $   235     $   122    $   457    $   --    $  188
         Multi-family                         --          --         --        --        --
     Commercial                               --          --         --        --        --
     Construction and land                    --          --         --        --        --
     Consumer and other                       --          --          1        63        --
                                         -------     -------    -------    ------    ------
Total nonaccrual loans                       235         122        458        63       188
REO                                           55          --         --        --        --
                                         -------     -------    -------    ------    ------

Total nonperforming assets               $   290     $   122    $   458    $   63    $  188
                                         =======     =======    =======    ======    ======

At December 31, 2002, there were five loans totaling $425,000 that were 60 to 89 days delinquent.

                                         -------------------At December 31,----------------
                                          2002        2001       2000       1999      1998
                                         -------     -------    -------    ------    ------
Allowance for loan losses as a
  percent of gross loans receivable         0.37%       0.36%      0.49%     0.56%     0.64%

Allowance for loan losses as a per-
   cent of total nonperforming loans      244.26      409.84     109.17    793.65    265.96

Nonperforming loans as a percent of
  gross loans receivable(1)                 0.15        0.09       0.45      0.07      0.24

Nonperforming assets as a percentage
  of total assets(1)                        0.12        0.05       0.19      0.03      0.09

(1)Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

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

The following table sets forth activity in the Bank's allowance for loan losses for the years set forth in the table.

                                          2002          2001           2000           1999            1998
                                      -----------    -----------     -----------    -----------    -----------
Balance at beginning of year          $       500    $       500     $       500    $       500    $       500
Provision for loan losses                     120             --              --             --             --
Charge-offs
    One-to-four-family                        (19)            --              --             --             --
    Consumer and other                        (27)            --              --             --             --
                                      -----------    -----------     -----------    -----------    -----------
       Total                                  574             --              --             --             --
Recoveries                                      -             --              --             --             --
                                      -----------    -----------     -----------    -----------    -----------

Balance at end of year                $       574    $       500     $       500    $       500    $       500
                                      ===========    ===========     ===========    ===========    ===========

Net charge-offs to average
  gross loans outstanding                    0.03%            --%             --%            --%            --%

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                             -------------------------------At December 31,------------------------------
                                                            ---------------

                             ----------------2002-----------------   ---------------2001-----------------
                                             ----                                   ----
                                                        Percent of                             Percent of
                                                          Gross                                  Gross
                                                         Loans in                               Loans in
                                                           Each                                   Each
                                         Percent of      Category               Percent of      Category
                                          Allowance      to Total                Allowance      to Total
                                          to Total        Gross                  to Total        Gross
                                Amount    Allowance       Loans      Amount      Allowance       Loans
                              ---------------------------------------------------------------------------
One-to-four-family               $241       41.99%        62.46%      $190         38.00%        63.00%
Multi-family                       90       15.68         11.65         60         12.00         12.43
Commercial                         48        8.36          6.23         59         11.80          6.15
Construction and land              57        9.93          7.23         57         11.40          7.67
Consumer and other                138       24.04         12.43         69         13.80         10.75
Unallocated                        --          --            --         65         13.00            --
                                 ----      ------       -------       ----       -------       -------

   Total allowance for loan
     losses                      $574      100.00%       100.00%      $500        100.00%       100.00%
                                 ====      ======       =======       ====       =======       =======


[WIDE TABLE CONTINUED FROM ABOVE]

                             ------------------------------At December 31,---------------------------
                                                           ---------------

                             ------------2000------------------   -------------1999------------------
                                         ----                                  ----
                                                     Percent of                            Percent of
                                                       Gross                                  Gross
                                                      Loans in                              Loans in
                                                        Each                                  Each
                                     Percent of       Category             Percent of       Category
                                      Allowance       to Total              Allowance       to Total
                                      to Total         Gross                 to Total        Gross
                             Amount   Allowance        Loans      Amount     Allowance       Loans
                             ------------------------------------------------------------------------
One-to-four-family            $177       35.40%        70.23%      $267         53.40%       75.03%
Multi-family                    55       11.00         10.75         98         19.60        11.05
Commercial                      60       12.00          5.23         38          7.60         4.22
Construction and land           54       10.80          8.98         61         12.20         6.82
Consumer and other              49        9.80          4.81         11          2.20         2.88
Unallocated                    105       21.00            --         25          5.00           --
                              ----      ------       -------       ----       -------       ------

   Total allowance for loan
     losses                   $500      100.00%       100.00%      $500        100.00%      100.00%
                              ====      ======       =======       ====       =======       ======


[WIDE TABLE CONTINUED FROM ABOVE]

                             -------At December 31,----------
                                    ---------------

                             ------------1998----------------
                                         ----
                                                   Percent of
                                                      Gross
                                                    Loans in
                                                      Each
                                     Percent of     Category
                                      Allowance     to Total
                                      to Total        Gross
                             Amount   Allowance       Loans
                             --------------------------------
One-to-four-family            $301       60.20%       77.51%
Multi-family                    99       19.80        12.83
Commercial                      32        6.40         4.12
Construction and land           20        4.00         2.53
Consumer and other              11        2.20         3.01
Unallocated                     37        7.40           --
                              ----      ------       ------

   Total allowance for loan
     losses                   $500      100.00%      100.00%
                              ====      ======       ======

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

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.

                                    ------------------------------At December 31,-------------------------------
                                                                  ---------------
                                    -----------2002--------   ----------2001--------    ----------2000----------
                                               ----                     ----                      ----
                                      Carrying       Fair       Carrying       Fair       Carrying        Fair
                                       Amount        Value       Amount        Value       Amount         Value
---------------------------------------------------------------------------------------------------------------
Available-for-sale
    U.S. government agency notes    $        --  $       --   $   29,627   $   29,627   $  103,691   $  103,691
    Corporate bonds                      18,080      18,080       15,052       15,052           --           --
    Mortgage-backed securities
       FNMA (1)                          16,220      16,220        5,156        5,156        7,842        7,842
       FHLMC (2)                         17,750      17,750        8,641        8,641       10,771       10,771
    Municipal securities                  1,259       1,259        1,415        1,415        1,036        1,036
    Equity securities                     7,804       7,804        5,813        5,813        1,880        1,880
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total available-for-sale     $    61,113  $   61,113   $   65,704   $   65,704   $  125,220   $  125,220
                                    ===========  ==========   ==========   ==========   ==========   ==========

(1)  Federal National Mortgage Association.

(2)  Federal Home Loan Mortgage Corporation.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 2002. All of the Company's securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

                        ---------------------------------------------At December 31, 2002-------------------------------------------
                                                                     --------------------
                                                  More than One        More than Five          More than
                          One Year or Less     Year to Five Years    Years to Ten Years        Ten Years               Total
                        --------------------  --------------------  --------------------  --------------------  --------------------

                                    Weighted              Weighted              Weighted              Weighted              Weighted
                        Carrying     Average  Carrying     Average  Carrying     Average  Carrying     Average  Carrying     Average
                         Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
------------------------------------------------------------------------------------------------------------------------------------
Securities
 Corporates              $    --         --%   $18,080       4.83%   $    --         --%   $    --         --%   $18,080       4.83%
 Municipal securities         --         --         --         --        608       4.15        651       5.18      1,259       4.68
 Equity securities            --         --         --         --         --         --         --         --      7,804       2.76
                         -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

   Total securities      $    --         --%   $18,080       4.83%   $   608       4.15%   $   651       5.18%   $27,143       4.23%
                         =======    =======    =======    =======    =======    =======    =======    =======    =======    =======


Mortgage-backed
  securities
   FNMA                  $   168       6.14%   $ 1,221       5.82%   $   564       6.07%   $14,267       4.83%   $16,220       4.96%
   FHLMC                      --         --      5,108       5.42      1,790       5.29     10,852       4.31     17,750       4.73
                         -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

   Total mortgage-
    backed securities    $   168       6.14%   $ 6,329       5.50%   $ 2,354       5.48%   $25,119       4.61%   $33,970       4.84%
                         =======    =======    =======    =======    =======    =======    =======    =======    =======    =======

SOURCES OF FUNDS

GENERAL. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2002, the Bank had $81.1 million of certificate accounts maturing in a year or less. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

                                            ------Years Ended December 31,------
                                                  ------------------------
                                               2002         2001         2000
                                               ----         ----         ----

  Net deposits (withdrawals)                $  (4,443)   $   9,145    $  (3,820)
  Interest credited on deposit accounts         5,337        5,956        6,118
                                            ---------    ---------    ---------

      Total increase in deposit accounts    $     894    $  15,101    $   2,298
                                            =========    =========    =========

At December 31, 2002, the Bank had $16.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                           Weighted
                                                            Average
          Maturity Period                     Amount         Rate
          ---------------                   -----------    --------
     Three months or less                   $     3,036        3.69%
     Over three through six months                2,207        3.24
     Over six through twelve months               7,022        3.42
     Over twelve months                           3,693        4.24
                                            -----------    --------

         Total                              $    15,958        3.64%
                                            ===========    ========

The following table sets forth the distribution of the Bank's deposit accounts for the years indicated.

                                         ---------------------------------December 31,---------------------------------
                                                                          ------------
                                         ---------2002---------      ---------2001---------      --------2000----------
                                                  ----                        ----                       ----
                                                      Percent of                  Percent of                  Percent of
                                          Amount         Total        Amount         Total        Amount         Total
                                         --------      --------      --------      --------      --------      --------
Passbook accounts                        $ 34,626         21.12%     $ 33,543         20.57%     $ 32,416         21.91%
Money market savings accounts               8,576          5.23         7,901          4.85         6,548          4.42
NOW accounts                                8,804          5.37         8,316          5.10         8,167          5.52
Non-interest-bearing accounts               4,478          2.73         4,915          3.01         3,904          2.64
                                         --------      --------      --------      --------      --------      --------
     Total transaction accounts            56,484         34.45        54,675         33.53        51,035         34.49

Certificate accounts
     1.00% to 1.99%                         7,299          4.45            --            --            --            --
     2.00% to 2.99%                        32,619         19.89         8,951          5.49            --            --
     3.00% to 3.99%                        47,111         28.73        14,499          8.89         1,016           .69
     4.00% to 4.99%                        13,528          8.25        22,167         13.59         5,418          3.66
     5.00% to 5.99%                         3,753          2.29        33,750         20.70        34,886         23.58
     6.00% to 6.99%                         3,174          1.94        28,019         17.18        52,976         35.80
     7.00% to 7.99%                            --            --         1,013          0.62         2,642          1.78
                                         --------      --------      --------      --------      --------      --------

         Total certificate accounts       107,484         65.55       108,399         66.47        96,938         65.51
                                         --------      --------      --------      --------      --------      --------

              Total deposits             $163,968        100.00%     $163,074        100.00%     $147,973        100.00%
                                         ========      ========      ========      ========      ========      ========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002.

                        -------------------------Period to Maturity from December 31, 2002--------------------------
                                                 -----------------------------------------
                        Less than       1 to          2 to          3 to          4 to        More than
                         1 Year        2 Years       3 Years       4 Years       5 Years       5 Years       Total
                        --------      --------      --------      --------      --------      --------      --------
Certificate accounts
1.00% to 1.99%          $  6,037      $  1,262      $     --      $     --      $     --      $     --      $  7,299
2.00% to 2.99%            29,346         2,988           262            --            23            --        32,619
3.00% to 3.99%            37,776         3,997         4,425            43           846            24        47,111
4.00% to 4.99%             5,642         1,965         1,938           575         3,400             8        13,528
5.00% to 5.99%             1,881         1,379           296            48           149            --         3,753
6.00% to 6.99%               425         1,292           268            12         1,177            --         3,174
                        --------      --------      --------      --------      --------      --------      --------
   Total                $ 81,107      $ 12,883      $  7,189      $    678      $  5,595      $     32      $107,484
                        ========      ========      ========      ========      ========      ========      ========

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $43.7 million of FHLB advances outstanding at December 31, 2002, which carry interest rates ranging from 1.44% to 6.28% and mature on various dates, with $32.0 million subject to certain call options by the FHLB.

The Company's borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:
                                                        2002         2001
                                                        ----         ----

   Balance at year end                               $ 10,599     $ 10,658
   Maximum month-end balance during the year           10,775       18,686
   Average balance during the year                     10,509       13,878
   Average interest rate at year end                     3.24%        4.42%
   Average interest rate during the year                 3.81         5.59

SUBSIDIARY ACTIVITIES

The Company engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through their wholly owned subsidiaries, PBI and GPS. The Company has been engaged in this activity since 1985 and, since that time, has developed and sold over 600 units in five different subdivisions in the Chicago metropolitan area. PBI and GPS provide all of the capital for a project in exchange for an ownership interest that entitles them to a percentage of the profit or loss generated by the joint venture. PBI and GPS have an interest in the net profit of each joint venture with the percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profit distributions are defined in the joint venture agreement as the gross profits from sales, less all expenses, loan repayments, capital contributions, and an agreed-upon rate of return to PBI and GPS on such capital contribution.

During 2001, GPS was involved in the Prairie Ridge development, located in Naperville, Illinois. This project consisted of 88 single-family lots. As of December 31, 2001, all 88 lots were sold. PBI was involved in the Prairie Trail South development located in Batavia, Illinois. The project consisted of 96 single-family lots. As of December 31, 2001, all 96 lots were sold.

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. PBI and GPS incur substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project as development costs are incurred. Positive cash flows do not occur until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy has been stable in recent years, there can be no assurance that it will continue to be favorable. For the years ended December 31, 2002, 2001, and 2000, gains on the sales of real estate held for development totaled $0, $13,000, and $318,000, respectively.

EMPLOYEES

At December 31, 2002, the Company had 52 full-time equivalent employees. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

REGULATION

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with or acquisitions of other financial institutions. The Bank is required to provide notice to the OTS before making certain dividend payments. Periodic examinations by the OTS and the FDIC test the Bank's compliance with various regulatory requirements. The regulators may require the Bank to take certain actions or refrain from engaging in certain activities, if the Bank fails to meet certain regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC") under the federal securities laws. This regulation and supervision establish a comprehensive framework of activities in which a depository institution and its holding company can engage and are intended for the protection of the insurance fund and depositors, rather than the stockholders of the Company. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets, the maintenance of capital levels, and the establishment of adequate loan loss allowances for regulatory purposes. Any change in the regulatory structure, the applicable statutes, regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company and the Bank and their operations.

RECENT FEDERAL LEGISLATIVE INITIATIVES. PATRIOT ACT OF 2001. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorists attacks, requires bank regulators to consider a financial institution's compliance with the Bank Secrecy Act ("BSA") when reviewing applications from financial institutions. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds; is designed to evade the requirements of the BSA; or has no lawful purpose. The Bank's compliance with the BSA therefore will be considered by its federal regulators when reviewing applications submitted by the Bank.

IMPACT OF SARBANES-OXLEY ACT. On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants, and the audit function itself. Certain provisions of the Sarbanes-Oxley Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

     o the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

     o auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

     o    additional corporate governance and responsibility measures, including

          (i) requiring the chief executive officer and chief financial officer to certify financial statements;

          (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading;

          (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and

          (iv)  protecting whistleblowers and informants;

     o expansion of the power of the audit committee, including the requirements that the audit committee

          (i)   have direct control of the engagement of the outside auditor,

          (ii)  be able to hire and fire the auditor, and

          (iii) approve all non-audit services;

     o expansion of disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

     o    mandatory disclosure by analysts of potential conflicts of interest;
          and

     o    a range of enhanced penalties for fraud and other violations.

Senior management, the audit committee, and the board of directors have taken steps necessary to implement policies and procedures to comply with applicable requirements of the Sarbanes-Oxley Act.


ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank's main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has branch locations at 2740 West 55th Street, Chicago, Illinois 60632 and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all three of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. Subsequent to December 31, 2002, the Company purchased property, for a price of $130,000 near the 55th Street location for future expansion.


ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2002.


                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 787 stockholders as of December 31, 2002. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2002 and 2001.

                     -----------2002------------  -------------2001------------
                                ----                          ----
                                        Dividends                      Dividends
                       High      Low    Declared    High       Low     Declared
                       ----      ---    --------    ----       ---     --------

   First quarter     $ 19.25   $ 17.71   $ 0.12   $ 15.75    $ 13.38    $ 0.12
   Second quarter      23.10     18.50     0.12     19.37      15.43      0.12
   Third quarter       23.00     20.86     0.15     19.90      17.06      0.12
   Fourth quarter      23.76     22.00     0.15     18.12      17.20      0.12

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

SELECTED FINANCIAL DATA

                                            ---------At or for the year ended December 31,-------
                                                     -------------------------------------
                                               2002       2001       2000       1999       1998
                                               ----       ----       ----       ----       ----
Total assets                                $ 251,532  $ 243,448  $ 235,183  $ 226,027  $ 203,788
Cash and cash equivalents                      23,998     27,909      4,066      4,024     10,709
Securities available-for-sale                  61,113     65,704    125,220    124,359    108,506
Loans receivable, net(1)                      147,993    134,788     97,017     86,692     75,776
Deposits                                      163,968    163,074    147,973    145,675    148,350
Securities sold under repurchase
  agreements                                   10,599     10,658     18,686     13,185      6,418
FHLB advances                                  43,663     39,000     36,000     36,000     10,000
Stockholders' equity                           29,894     27,278     29,279     27,358     37,023

Interest income                                14,675     16,519     16,006     14,920     13,792
Interest expense                                7,541     10,107      9,873      8,171      7,410
Net interest income                             7,134      6,412      6,133      6,749      6,382
Provision for loan losses                         120          -          -          -          -
Noninterest income                              1,154        777        723      2,045      1,151
Noninterest expense                             4,967      4,754      4,497      4,702      4,252
Income tax expense                              1,036        831        802      1,385      1,130
Net income                                      2,165      1,604      1,557      2,707      2,151


SELECTED FINANCIAL RATIOS AND OTHER DATA
                                            ---------At or for the year ended December 31,-------
                                                     -------------------------------------
                                               2002       2001       2000       1999       1998
                                               ----       ----       ----       ----       ----
PERFORMANCE RATIOS:
     Return on average assets                    0.88%      0.65%      0.68%      1.23%      1.09%
     Return on average equity                    7.64       5.58       5.86       7.87       5.59
     Average equity to average assets           11.53      11.67      11.64      15.61      19.52
     Dividend payout ratio                      27.85      38.09      44.64      34.28         --
     Net interest rate spread(2)                 2.74       2.18       2.30       2.56       2.52
     Net interest margin(3)                      3.04       2.68       2.80       3.20       3.39
     Efficiency ratio(4)                        59.93      66.12      65.59      53.47      56.44
     Noninterest expense to average assets       2.02       1.93       1.97       2.13       2.16

ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of gross loans receivable(5)      0.15       0.09%      0.45%      0.07%      0.24%
     Nonperforming assets as a
       percentage of total assets(5)             0.12       0.05       0.19       0.03       0.09
     Allowance for loan losses as a
       percent of gross loans receivable         0.37       0.38       0.49       0.56       0.64
     Allowance for loan losses as a
       percent of nonperforming loans(5)       244.26     409.84     109.17     793.65     265.96

                                            ---------At or for the year ended December 31,-------
                                                     -------------------------------------
                                               2002       2001       2000       1999       1998
                                               ----       ----       ----       ----       ----
OTHER DATA:
     Number of full service offices              3          3          3          3          3

(1) The allowance for loan losses was $574 for the year ended December 31, 2002 and $500 for the years ended December 31, 2001, 2000, 1999, and 1998.

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

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2002, 2001, and 2000. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees that are considered adjustments to yields.

                                                     ----------------------------Year Ended December 31,----------------------------
                                                                                 -----------------------
                                                     ----------------2002----------------      ---------------2001-----------------
                                                                     ----                                     ----
                                                                                  Average                                   Average
                                                      Average                      Yield/       Average                      Yield/
                                                      Balance      Interest        Cost         Balance      Interest        Cost
                                                     --------      --------      --------      --------      --------      --------
ASSETS
  Interest-earnings assets
    Securities, net(1)                               $ 41,513      $  2,129          5.13%     $ 88,751      $  6,153          6.93%
    Loans receivable(2)                               145,447        10,742          7.39       114,218         8,868          7.76
    Mortgage-backed securities, net(1)                 23,034         1,235          5.36        16,660           993          5.96
    Interest-earning deposits and other investments    24,547           569          2.31        19,914           505          2.54
                                                     --------      --------                    --------      --------
      Total interest-earning assets                   234,541        14,675          6.26       239,543        16,519          6.90
  Non-interest-earning assets                          11,363                                     6,946
                                                     --------                                  --------

    Total assets                                     $245,904                                  $246,489
                                                     ========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities
    Passbook accounts                                $ 34,530           506          1.47      $ 32,528           648          1.99
    Money market savings accounts                       8,153           153          1.88         7,425           242          3.26
    NOW accounts                                       12,780            53           .41        12,234            85           .69
    Certificate accounts                              107,739         4,408          4.09       110,671         6,366          5.75
                                                     --------      --------                    --------      --------
      Total deposits                                  163,202         5,120          3.14       162,858         7,341          4.51
    FHLB advances and other borrowings                 50,966         2,421          4.75        51,109         2,766          5.41
                                                     --------      --------                    --------      --------
      Total interest-bearing liabilities              214,168         7,541          3.52       213,967        10,107          4.72
                                                                   --------                                  --------
  Non-interest-bearing liabilities                      3,385                                     3,761
                                                     --------                                  --------
    Total liabilities                                 217,553                                   217,728
  Stockholders' equity                                 28,351                                    28,761
                                                     --------                                  --------

    Total liabilities and stockholders' equity       $245,904                                  $246,489
                                                     ========                                  ========
  Net interest income                                              $  7,134                                  $  6,412
                                                                   ========                                  ========
  Net interest rate spread(3)                                                        2.74%                                     2.18%
  Net interest margin(4)                                                             3.04%                                     2.68%
  Ratio of average interest-earning assets to
    average interest-bearing liabilities               109.51%                                   111.95%


[WIDE TABLE CONTINUED FROM ABOVE]

                                                     ------Year Ended December 31,------
                                                           -----------------------
                                                     ---------------2000-----------------
                                                                    ----
                                                                                  Average
                                                      Average                      Yield/
                                                      Balance      Interest        Cost
                                                     --------      --------      --------
ASSETS
  Interest-earnings assets
    Securities, net(1)                               $102,271      $  7,569          7.40%
    Loans receivable(2)                                90,801         6,973          7.68
    Mortgage-backed securities, net(1)                 20,839         1,332          6.39
    Interest-earning deposits and other investments     4,936           132          2.67
                                                     --------      --------
      Total interest-earning assets                   218,847        16,006          7.31
  Non-interest-earning assets                           9,435
                                                     --------

    Total assets                                     $228,282
                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities
    Passbook accounts                                $ 32,369           752          2.32
    Money market savings accounts                       6,495           258          3.97
    NOW accounts                                       10,459           104           .99
    Certificate accounts                               96,727         5,554          5.74
                                                     --------      --------
      Total deposits                                  146,050         6,668          4.57
    FHLB advances and other borrowings                 51,055         3,205          6.28
                                                     --------      --------
      Total interest-bearing liabilities              197,105         9,873          5.01
                                                                   --------
  Non-interest-bearing liabilities                      4,613
                                                     --------
    Total liabilities                                 201,718
  Stockholders' equity                                 26,564
                                                     --------

    Total liabilities and stockholders' equity       $228,282
                                                     ========
  Net interest income                                              $  6,133
                                                                   ========
  Net interest rate spread(3)                                                        2.30%
  Net interest margin(4)                                                             2.80%
  Ratio of average interest-earning assets to
    average interest-bearing liabilities               111.03%

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

                                    ------2002 Compared to 2001------    ------2001 Compared to 2000------
                                          ---------------------                ---------------------
                                        Increase (Decrease) Due to           Increase (Decrease) Due to
                                        --------------------------           --------------------------
                                      Volume       Rate         Net        Volume        Rate        Net
                                    --------    --------    ---------    ---------    --------    --------
INTEREST EARNED ON
    Securities, net                 $ (2,423)   $ (1,319)   $  (3,742)   $    (958)   $   (458)   $ (1,416)
    Loans receivable, net              2,308        (434)       1,874        1,817          78       1,895
    Mortgage-backed securities,
      net                                342        (100)         242         (254)        (85)       (339)
    Interest-earning deposits
      and other investments              107        (325)        (218)         380          (7)        373
                                    --------    --------    ---------    ---------    --------    --------
       Total interest-earning
         assets                          334      (2,178)      (1,844)         985        (472)        513
                                    --------    --------    ---------    ---------    --------    --------

INTEREST EXPENSE ON
    Passbook savings accounts             29        (171)        (142)           4        (108)       (104)
    Money market savings accounts         14        (103)         (89)          34         (50)        (16)
    NOW accounts                           2         (34)         (32)          16         (35)        (19)
    Certificate accounts                (120)     (1,839)      (1,959)         802          10         812
    FHLB advances and other
      borrowings                          (7)       (337)        (344)           3        (442)       (439)
                                    --------    --------    ---------    ---------    --------    --------
       Total interest-bearing
         liabilities                     (82)     (2,484)      (2,566)         859        (625)        234
                                    --------    --------    ---------    ---------    --------    --------

Change in net interest income       $    416    $    306    $     722    $     126    $    153    $    279
                                    ========    ========    =========    =========    ========    ========

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

Total assets at December 31, 2002 were $251.5 million compared to $243.4 million at December 31, 2001, an increase of $8.1 million. Cash and cash equivalents decreased $3.9 million to $24.0 million at December 31, 2002, primarily as a result of loan demand during 2002. During 2002, loans increased by $13.2 million to $148.0 million, primarily as a result of the purchase of $16.2 million of loan participations in 2002. In addition, the continued low level of market rates of interest resulted in high volumes of loan originations and refinancings.

The allowance for loan losses was $574,000 and $500,000 at December 31, 2002 and 2001, respectively. There were no impaired loans at either date. Nonaccrual loans were $235,000 at December 31, 2002 compared to $122,000 at the prior year-end. Losses, if any, on nonaccrual loans are not expected to be significant. During 2002, loans totaling $46,000 were charged-off, no loans were charged-off in 2001.

Total liabilities at December 31, 2002 were $221.6 million compared to $216.2 million at December 31, 2001, an increase of $5.4 million. Deposits increased $894,000, primarily due to interest crediting. In addition, the Company increased Federal Home Loan Bank advances by $4.7 million to fund the increased loan demand experienced during 2002.

Stockholders' equity at December 31, 2002 was $29.9 million compared to $27.3 million at December 31, 2001, an increase of $2.6 million, primarily due to net income of $2.2 million, the increase in fair value of securities classified as available-for-sale of $924,000, net of deferred taxes. These increases were offset by the purchase of 23,300 shares of treasury stock for $472,000 and cash dividends of $603,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

General
-------

Net income increased to $2.2 million in 2002 from $1.6 million in 2001. The increase is primarily due to increases in the Company's net interest income and noninterest income, partially offset by increases in noninterest expense, which is more fully discussed below.

Net Interest Income
-------------------

Interest income in 2002 was $14.7 million compared to $16.5 million in 2001, a decrease of 11.2%. The decrease in interest income was primarily due to a decrease of $40.9 million in the average balance of securities and mortgage-backed securities due to calls and maturities, offset by an increase in the average balance of loans receivable of $31.2 million . In addition, there was a 64 basis point decrease in the average yield on earning assets due to a decreasing rate environment, which resulted in refinancings of mortgage loans at lower rates and repayment of mortgage-backed securities.

Interest expense in 2002 was $7.5 million compared to $10.1 million in 2001, a decrease of 25.4%. The decrease in interest expense is due to a decrease in the average rate paid on deposits and borrowings of 120 basis points. At December 31, 2001, the Company had $88.4 million, or 81.5%, of certificates of deposit scheduled to mature during 2002. The majority of these certificates of deposit were renewed at lower rates throughout the year.

Net interest income in 2002 was $7.1 million compared to $6.4 million in 2001, an increase of 11.3%. The increase was primarily due to an increase in the net interest rate spread to 2.74% in 2002 from 2.18% in 2001 and an increase in the net interest margin to 3.04% in 2002 from 2.68% in 2001.

Provision for Loan Losses
-------------------------

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was a $120,000 provision for losses on loans provided in 2002 and no provision was provided in 2001. The increased provision for loan losses is reflective of the increase in net charge-offs to $46,000 in 2002 compared to none in prior year. In addition, nonperforming loans increased to $235,000 at December 31, 2002, from $122,000 at December 31, 2001.

Management believes that its assessment of the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income
------------------

Noninterest income in 2002 was $1.2 million compared to $777,000 in 2001. The increase was primarily attributable to $272,000 of income generated from bank-owned life insurance. In addition, the Company realized net gains on the sale of securities of $346,000 in 2002 compared to $325,000 in 2001. The Company sold real estate held for expansion during 2002 with a resultant gain of $126,000.

Noninterest Expense
-------------------

Noninterest expense in 2002 was $5.0 million compared to $4.8 million in 2001. The increase was primarily a result of occupancy and equipment expenses increased due to depreciation expense associated with hardware and software upgrades and capital expenditures.

Income Taxes
------------

Income tax expense was $1.0 million in 2002 compared to $831,000 in 2001. The increase in income tax expense was primarily due to an increase in pre-tax income in 2002. The effective tax rate was 32.4% for the year ended December 31, 2002 compared to 34.1% for the prior year. The decrease in the effective tax rate was primarily a result of an increase in tax exempt income related to the cash surrender value of life insurance.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

General
-------

Net income remained at $1.6 million for both 2001 and 2000. This is primarily due to increases in the Company's net interest income, partially offset by increases in noninterest expense, which is more fully discussed below.

Net Interest Income
-------------------

Interest income in 2001 was $16.5 million compared to $16.0 million in 2000. The increase in interest income was primarily due to an increase in the average balance of loans receivable of $23.4 million, partially offset by a $17.7 million decrease in the average balance of securities and mortgage-backed securities due to calls and maturities. This was partially offset by a 41 basis point decrease in the average yield on earning assets due to a decreasing rate environment.

Interest expense in 2001 was $10.1 million compared to $9.9 million in 2000. The increase in interest expense is due to an increase in the average balance of deposits of $16.8 million, partially offset by a decrease in the average rate paid on deposits and borrowings of 29 basis points.

Net interest income in 2001 was $6.4 million compared to $6.1 million in 2000. The increase was primarily due to the increased volume of earning assets, which was partially offset by a decrease in the net interest rate spread to 2.18% in 2001 from 2.30% in 2000 and a decrease in the net interest margin to 2.68% in 2001 from 2.80% in 2000.

Provision for Loan Losses
-------------------------

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for losses on loans in 2001 and 2000. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

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

Noninterest Income
------------------

Noninterest income in 2001 was $777,000 compared to $723,000 in 2000. The increase was primarily attributable to an increase in service fee income as a result of an increase in the average balance of deposits. In addition, the Company realized net gains on the sale of securities of $325,000 in 2001 compared to $76,000 in 2000. This was partially offset by gains of $13,000 on real estate held for development in 2001 compared to gains of $318,000 in 2000. The Company completed the sale of lots in the two real estate development projects during 2001. Although management continues to seek opportunities for new real estate development projects, there can be no assurance that any new projects will be entered into during 2002.

Noninterest Expense
-------------------

Noninterest expense in 2001 was $4.8 million compared to $4.5 million in 2000, an increase of 6.7%. The increase was primarily a result of increased compensation and benefits of $157,000 due to normal cost-of-living adjustments and increased health insurance costs. Legal fees also increased by approximately $64,000 as a result of fees associated with the repurchase of shares of Company stock from two large stockholders and regulatory filings. In addition, data processing fees increased due to yearly contractual escalations. Occupancy and equipment expenses increased due to depreciation expense associated with hardware and software upgrades and capital expenditures throughout 2001.

Income Taxes
------------

Income tax expense was $831,000 in 2001 compared to $802,000 in 2000. The increase in income tax expense was due to an increase in pre-tax income in 2001. Federal income tax expense was approximately 34% of pre-tax income for both years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's average regulatory liquidity ratios were 27.26%, 41.36%, and 59.67% for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1.6 million, $3.0 million, and $1.0 million in 2002, 2001, and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $4.6 million, $3.5 million, and $3.6 million in 2002, 2001, and 2000, respectively.

At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $22.7 million, or 9.3% of adjusted total assets, which is above the required level of $9.8 million, or 4%; and total risk-based capital of $23.3 million, or 16.4% of risk-weighted assets, which is above the required level of $11.3 million, or 8%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 2002, cash and short-term investments totaled $24.0 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At December 31, 2002, the Bank had outstanding commitments to originate mortgage loans of $1.7 million, as compared to $3.4 million in 2001. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2002 totaled $81.1 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Subsequent to December 31, 2002, the Company entered into a $1.8 million contract to reconstruct the 55th Street branch office.

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2002:

                                        Less Than                               After
                               Total      1 Year      1-3 Years   4-5 Years    5 Years
                             --------    --------     --------    --------    --------
   Securities sold under
     agreements to
     repurchase              $ 10,599    $  7,499     $  3,100    $      -    $      -
   FHLB advances               43,663      12,663        7,000      12,000      12,000
                             --------    --------     --------    --------    --------
   Total contractual
     cash obligations        $ 54,262    $ 20,162     $ 10,100    $ 12,000    $ 12,000
                             ========    ========     ========    ========    ========

                                        Total
                                       Amounts    Less Than                              Over
                                      Committed    1 Year      1-3 Years   4-5 Years    5 Years
                                      --------    --------     --------    --------    --------
     Standby letters
       of credit                      $  1,527    $      -     $    967    $    560    $      -
     Loans in process                    5,226       5,226            -           -           -
  Loan commitments                       1,683       1,683            -           -           -
                                      --------    --------     --------    --------    --------
        Total  commitments            $  8,436    $  6,909     $    967    $    560    $      -
                                      ========    ========     ========    ========    ========

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2002, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (22)% and would result in a $6.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2002 and 2001 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
                                DECEMBER 31, 2002

                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
                                         -------------------                           ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------

          + 300 bp         $    18,310     $  (10,895)         (37)%              7.62%         (374) bp
          + 200 bp              22,792         (6,413)         (22)               9.25          (212) bp
          + 100 bp              26,937         (2,268)          (8)              10.67           (70) bp
              0 bp              29,205              -            -               11.36                 -
          - 100 bp              29,361            158            1               11.31            (6) bp
          - 200 bp                 N/A            N/A          N/A                 N/A               N/A
          - 300 bp                 N/A            N/A          N/A                 N/A               N/A


                                DECEMBER 31, 2001
                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
                                         -------------------                           ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------
          + 300 bp         $    10,026     $  (15,867)         (61)%              4.47%         (614) bp
          + 200 bp              15,512        (10,381)         (40)               6.71          (390) bp
          + 100 bp              20,952         (4,941)         (19)               8.81          (180) bp
              0 bp              25,893              -            -               10.61                 -
          - 100 bp              28,202          2,309            9               11.37             76 bp
          - 200 bp                 N/A            N/A          N/A                 N/A               N/A
          - 300 bp                 N/A            N/A          N/A                 N/A               N/A

On December 31, 2002 and 2001, the yield on the three month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenarios.

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

(b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Proxy Statement under the caption "Election of Directors
       - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers".


ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners", "Election of Directors - Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors - Transactions with Certain Related Persons" and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to our internal controls or in other factors that could significantly affect these internal controls subsequent to the date the internal controls were not recently evaluated. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


                                     PART IV


ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)  Documents filed as part of this report:

     1, 2 Financial Statements and Schedules

          See Index to Financial Information on page F-1.

     3    Exhibits

          See Exhibit Index on page i.

(b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the fourth quarter of 2002.

                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 2002

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

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2003.

                                                       PARK BANCORP, INC.



                                                    By: /s/ David A. Remijas
                                                        -----------------------
                                                        David A. Remijas
                                                         Chairman of the Board,
                                                         President, and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                               Title                               Date
        ----                               -----                               ----
/s/ David A. Remijas            Chairman of the Board,                    March 21, 2003
---------------------------     President, and Chief Executive
David A. Remijas                Officer (principal executive officer)


/s/ Steven J. Pokrak            Treasurer, Chief Financial                March 21, 2003
---------------------------     Officer (principal financial
Steven J. Pokrak                and accounting officer), and
                                Corporate Secretary


/s/ Richard J. Remijas, Jr.     Executive Vice President, Chief           March 21, 2003
---------------------------     Operating Officer, and Director
Richard J. Remijas, Jr.


/s/ Robert W. Krug              Director                                  March 21, 2003
---------------------------
Robert W. Krug


/s/ John J. Murphy              Director                                  March 21, 2003
---------------------------
John J. Murphy


/s/Victor H. Reyes              Director                                  March 21, 2003
---------------------------
Victor H. Reyes


/s/ Paul Shukis                 Director                                  March 21, 2003
---------------------------
Paul Shukis

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference of our report dated January 24, 2003 with respect to the 2002 consolidated financial statements of Park Bancorp, Inc., included in this annual report on Form 10-K, in the Registration Statement on Form S-8 (File No. 333-33103) pertaining to the Park Bancorp, Inc. 1997 Stock-Based Incentive Plan.



                                                   Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 21, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David A. Remijas, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Park Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 21, 2003                                   /S/ David A. Remijas
                                                         -----------------------
                                                         David A. Remijas
                                                         Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Steven J. Pokrak, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Park Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 21, 2003                                   /S/ Steven J. Pokrak
                                                         -----------------------
                                                         Steven J. Pokrak
                                                         Chief Financial Officer

                       PARK BANCORP, INC. AND SUBSIDIARIES
                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000






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

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................. F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................. F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                                   Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 24, 2003

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                 2002          2001
                                                                              ---------     ---------
ASSETS
Cash and due from banks                                                       $   3,226     $     905
Federal funds sold                                                               16,310        22,777
Interest-bearing deposits with other financial institutions                       4,462         4,227
                                                                              ---------     ---------
    Total cash and cash equivalents                                              23,998        27,909
Time deposits with other financial institutions                                   1,117            --
Securities available-for-sale                                                    61,113        65,704
Loans receivable, net                                                           147,993       134,788
Federal Home Loan Bank stock                                                      7,327         5,133
Premises and equipment, net                                                       2,703         2,712
Accrued interest receivable                                                       1,195         1,659
Bank-owned life insurance                                                         5,381         5,109
Other assets                                                                        705           434
                                                                              ---------     ---------

    Total assets                                                              $ 251,532     $ 243,448
                                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                                   $   4,478     $   4,915
       Interest-bearing                                                         159,490       158,159
                                                                              ---------     ---------
          Total deposits                                                        163,968       163,074

    Securities sold under repurchase agreements                                  10,599        10,658
    Advances from borrowers for taxes and insurance                               1,969         2,027
    Federal Home Loan Bank advances                                              43,663        39,000
    Accrued interest payable                                                        396           830
    Other liabilities                                                             1,043           581
                                                                              ---------     ---------
       Total liabilities                                                        221,638       216,170

Stockholders' equity
    Preferred stock, $.01 par value per share, authorized
      1,000,000 shares; none issued and outstanding                                  --            --
    Common stock, $.01 par value per share;
      authorized, 9,000,000 shares; issued, 2,719,131 and 2,701,441 shares           27            27
    Additional paid-in capital                                                   27,050        26,600
    Retained earnings                                                            27,407        25,845
    Treasury stock, 1,493,836 and 1,470,536 shares, at cost                     (24,491)      (24,019)
    Unearned ESOP shares                                                           (979)       (1,131)
    Accumulated other comprehensive income (loss)                                   880           (44)
                                                                              ---------     ---------
       Total stockholders' equity                                                29,894        27,278
                                                                              ---------     ---------

          Total liabilities and stockholders' equity                          $ 251,532     $ 243,448
                                                                              =========     =========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2002, 2001, and 2000
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                     2002       2001       2000
                                                                   -------    -------    -------
Interest income
    Loans receivable                                               $10,742    $ 8,868    $ 6,973
    Securities                                                       3,646      7,146      8,901
    Interest-bearing deposits with other financial institutions        287        505        132
                                                                   -------    -------    -------
                                                                    14,675     16,519     16,006
Interest expense
    Deposits                                                         5,120      7,341      6,668
    Federal Home Loan Bank advances and other borrowings             2,421      2,766      3,205
                                                                   -------    -------    -------
                                                                     7,541     10,107      9,873
                                                                   -------    -------    -------

NET INTEREST INCOME                                                  7,134      6,412      6,133

Provision for loan losses                                              120         --         --
                                                                   -------    -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  7,014      6,412      6,133

Noninterest income
    Gains on sales of securities                                       346        325         76
    Gains on sales of real estate held for development                  --         13        318
    Service fee income                                                 276        308        227
    Gain on sale of real estate held for expansion                     126         --         --
    Earnings on bank-owned life insurance                              303          9         --
    Other operating income                                             103        122        102
                                                                   -------    -------    -------
                                                                     1,154        777        723

Noninterest expense
    Compensation and benefits                                        3,086      3,091      2,934
    Occupancy and equipment                                            682        556        492
    Federal deposit insurance premiums                                  93         88         85
    Data processing services                                           212        174        143
    Advertising                                                        126         94        175
    Other operating expenses                                           768        751        668
                                                                   -------    -------    -------
                                                                     4,967      4,754      4,497
                                                                   -------    -------    -------

INCOME BEFORE INCOME TAXES                                           3,201      2,435      2,359

Income tax expense                                                   1,036        831        802
                                                                   -------    -------    -------

NET INCOME                                                         $ 2,165    $ 1,604    $ 1,557
                                                                   =======    =======    =======

Basic earnings per share                                           $  1.92    $  1.26    $  1.04
                                                                   =======    =======    =======

Diluted earnings per share                                         $  1.84    $  1.25    $  1.04
                                                                   =======    =======    =======

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001, and 2000
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------


                                                        Additional                                  Unearned       Unearned
                                            Common       Paid-in      Retained       Treasury         ESOP           MRP
                                            Stock        Capital      Earnings        Stock          Shares         Shares
                                          --------      --------      --------       --------       --------       --------
Balance at January 1, 2000                $     27      $ 26,436      $ 23,990       $(14,294)      $ (1,456)      $   (550)

Comprehensive income
    Net income                                  --            --         1,557             --             --             --
    Change in fair value of
      securities available-for-sale,
      net                                       --            --            --             --             --             --


       Total comprehensive
         income

Cash dividends declared
  ($.48 per share)                              --            --          (695)            --             --             --

Purchase of 266,500 shares of
  treasury stock at cost                        --            --            --         (3,662)            --             --

ESOP shares released                            --            50            --             --            166             --

MRP shares earned                               --            --            --             --             --            327
                                          --------      --------      --------       --------       --------       --------

Balance at December 31, 2000                    27        26,486        24,852        (17,956)        (1,290)          (223)

Comprehensive income
    Net income                                  --            --         1,604             --             --             --
    Change in fair value of
      securities available-for-sale,
      net                                       --            --            --             --             --             --

       Total comprehensive
         income


[WIDE TABLE CONTINUED FROM ABOVE

                                          Accumulated
                                            Other         Total
                                        Comprehensive  Stockholders'  Comprehensive
                                        Income (Loss)     Equity         Income
                                          --------       --------       --------
Balance at January 1, 2000                $ (6,795)      $ 27,358

Comprehensive income
    Net income                                  --          1,557       $  1,557
    Change in fair value of
      securities available-for-sale,
      net                                    4,178          4,178          4,178
                                                                        --------

       Total comprehensive
         income                                                         $  5,735
                                                                        ========
Cash dividends declared
  ($.48 per share)                              --           (695)

Purchase of 266,500 shares of
  treasury stock at cost                        --         (3,662)

ESOP shares released                            --            216

MRP shares earned                               --            327
                                          --------       --------

Balance at December 31, 2000                (2,617)        29,279

Comprehensive income
    Net income                                  --          1,604       $  1,604
    Change in fair value of
      securities available-for-sale,
      net                                    2,573          2,573          2,573
                                                                        --------

       Total comprehensive
         income                                                         $  4,177
                                                                        ========

--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001, and 2000
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------


                                                        Additional                                  Unearned       Unearned
                                           Common        Paid-in      Retained      Treasury         ESOP           MRP
                                           Stock         Capital      Earnings        Stock          Shares         Shares
                                          --------      --------      --------       --------       --------       --------
Cash dividends declared
  ($.48 per share)                        $     --      $     --      $   (611)      $     --       $     --       $     --

Purchase of 343,600 shares of
  treasury stock at cost                        --            --            --         (6,063)            --             --

ESOP shares released                            --           114            --             --            159             --

MRP shares earned                               --            --            --             --             --            223
                                          --------      --------      --------       --------       --------       --------

Balance at December 31, 2001                    27        26,600        25,845        (24,019)        (1,131)            --

Comprehensive income
    Net income                                                           2,165
    Change in fair value of
      securities available-for-sale,
      net                                       --            --            --             --             --             --


       Total comprehensive
         income

Cash dividends declared
  ($.54 per share)                              --            --          (603)            --             --             --

Purchase of 23,300 shares of
  treasury stock at cost                        --            --            --           (472)            --             --

Exercise of 17,690 stock options                --           278            --             --             --             --

ESOP shares released                            --           172            --             --            152             --
                                                        --------      --------       --------       --------       --------

Balance at December 31, 2002              $     27      $ 27,050      $ 27,407       $(24,491)      $   (979)      $     --
                                          ========      ========      ========       ========       ========       ========


[WIDE TABLE CONTINUED FROM ABOVE

                                         Accumulated
                                            Other         Total
                                        Comprehensive  Stockholders'  Comprehensive
                                        Income (Loss)     Equity         Income
                                          --------       --------       --------
Cash dividends declared
  ($.48 per share)                        $     --       $   (611)

Purchase of 343,600 shares of
  treasury stock at cost                        --         (6,063)

ESOP shares released                            --            273

MRP shares earned                               --            223
                                          --------       --------

Balance at December 31, 2001                   (44)        27,278

Comprehensive income
    Net income                                              2,165       $  2,165
    Change in fair value of
      securities available-for-sale,
      net                                      924            924            924
                                                                        --------

       Total comprehensive
         income                                                         $  3,089
                                                                        ========
Cash dividends declared
  ($.54 per share)                              --           (603)

Purchase of 23,300 shares of
  treasury stock at cost                        --           (472)

Exercise of 17,690 stock options                --            278

ESOP shares released                            --            324
                                          --------       --------

Balance at December 31, 2002              $    880       $ 29,894
                                          ========       ========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001, and 2000
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                 2002         2001         2000
                                                               --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $  2,165     $  1,604     $  1,557
    Adjustments to reconcile net income to net cash from
      operating activities
       Net premium amortization (discount accretion)                 22            6          (35)
       Dividend reinvestments                                      (161)         (82)          --
       Gains on sales of securities available-for-sale             (346)        (325)         (76)
       Gain on sale of real estate held for expansion              (126)          --           --
       Earnings on bank-owned life insurance, net                  (272)          (9)          --
       Provision for loan losses                                    120           --           --
       Depreciation                                                 296          247          209
       Deferred income tax benefit                                  (37)         (15)         (49)
       Deferred loan fees                                            22           98           17
       Net change in accrued interest receivable                    464        1,065          (38)
       Net change in other assets                                  (271)         (40)         (14)
       Net change in accrued interest payable                      (434)         334          200
       Net change in other liabilities                               34         (207)        (825)
       ESOP expense                                                 324          273          216
       Stock awards earned                                           --          223          327
       FHLB stock dividends                                        (194)        (195)        (138)
       Gains on sales of real estate held for development            --          (13)        (318)
                                                               --------     --------     --------
          Net cash from operating activities                      1,606        2,964        1,033

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                         (13,347)     (37,869)     (10,342)
    Maturities and calls of securities available-for-sale        30,610       79,900           --
    Purchases of securities available-for-sale                  (39,000)     (24,643)          --
    Sales of securities available-for-sale                        6,654        1,458          549
    Principal repayments on mortgage-backed securities            8,201        7,100        5,031
    Purchases of Federal Home Loan Bank stock                    (2,000)      (3,000)          --
    Purchase of bank-owned life insurance                            --       (5,100)          --
    Purchase of certificates of deposit                          (1,117)          --           --
    Proceeds from sales of real estate held for development          --          289        1,479
    Proceeds from sales of real estate held for expansion           154           --           --
    Investment in real estate held for development                   --           --       (1,203)
    Expenditures for premises and equipment                        (315)        (734)         (57)
                                                               --------     --------     --------
       Net cash from investing activities                       (10,160)      17,401       (4,543)

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001, and 2000
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                   2002         2001         2000
                                                                 --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                       $    894     $ 15,101     $  2,298
    Net change in securities sold under repurchase agreements         (59)      (8,028)       5,501
    Net change in advances from borrowers for taxes and
      insurance                                                       (58)         287          147
    Stock options exercised                                           278           --           --
    Dividends paid to stockholders                                   (603)        (819)        (732)
    Purchases of treasury stock                                      (472)      (6,063)      (3,662)
    Federal Home Loan Bank advances                                11,663       27,000           --
    Repayment of Federal Home Loan Bank advances                   (7,000)     (24,000)          --
                                                                 --------     --------     --------
       Net cash from financing activities                           4,643        3,478        3,552
                                                                 --------     --------     --------

Net change in cash and cash equivalents                            (3,911)      23,843           42

Cash and cash equivalents at beginning of year                     27,909        4,066        4,024
                                                                 --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 23,998     $ 27,909     $  4,066
                                                                 ========     ========     ========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                  $  7,975     $  9,773     $  9,673
       Income taxes                                                   999          916          850







--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Park Federal Savings Bank ("the Bank") and PBI Development Corporation ("PBI"), which conducts real estate development activities. The Bank has two wholly owned subsidiaries: GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. ("GPS"), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and two branches, located in Chicago and Westmont, Illinois. The Company's revenues primarily arise from interest income from retail lending activities and investments and revenue derived from real estate through the development and sales of residential lots to home builders through PBI and GPS.

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

Securities: Securities are classified as available-for-sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. Securities available-for-sale are carried at fair value. Unrealized gains and losses on securities available-for-sale are included as a separate component of stockholders' equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted amortized cost of the securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount. Securities are written down to fair value when a decline in fair value is not temporary.

Federal Home Loan Bank ("FHLB") stock is carried at cost.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, deferred loan origination fees, and discounts.


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required using past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

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

Real Estate Held for Development: The Company, through PBI and GPS, engages in the development of residential real estate lots in partnership with local developers. Since the Company and the Bank provide all of the financing for these projects, they have been reflected as wholly owned investments in real estate held for development. Land inventories and real estate projects under development are valued at the lower of acquisition cost plus development costs or net realizable value. The cost of each unit sold includes a proportionate share of the total projected development expense. Holding costs associated with undeveloped land, completed units, and suspended construction activities are expensed. General and administrative costs related to the real estate development projects are expensed when incurred.


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Income Recognition on Real Estate: Gains on real estate sales, including those financed by the Company, are recorded in the period that sales contracts are closed. Gains on sales are reported net of all related costs.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

Foreclosed Real Estate: Real estate acquired through foreclosure and similar proceedings is carried at cost (fair value at the date of foreclosure) or at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

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


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                                 2002        2001        2000
                                               --------    --------    --------

   Net income as reported                      $  2,165    $  1,604    $  1,557
   Deduct:  Stock-based compensation expense
     determined under fair value based method       (36)       (136)       (136)
                                               --------    --------    --------
   Pro forma net income                           2,129       1,468       1,421

   Basic earnings per share as reported            1.92        1.26        1.04
   Pro forma basic earnings per share              1.89        1.15         .96

   Diluted earnings per share as reported          1.84        1.25        1.04
   Pro forma diluted earnings per share            1.81        1.14         .96

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

Earnings Per Share: Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options and unearned management recognition plan ("MRP") shares.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company's financial condition or results of operations.


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current year presentation.


NOTE 2 - SECURITIES

Securities available-for-sale are summarized as follows:

                                        --------December 31, 2002----------
                                                -----------------
                                                     Gross         Gross
                                           Fair    Unrealized    Unrealized
                                          Value      Gains         Losses
                                        --------    --------    -----------
     Corporate notes                    $ 18,080    $    950    $         -
     Municipal securities                  1,259          43              -
     Equity securities                     7,804           6            (86)
     Mortgage-backed securities
         FNMA                             16,220         187              -
         FHLMC                            17,750         228             (6)
                                        --------    --------    -----------

                                        $ 61,113    $  1,414    $       (92)
                                        ========    ========    ===========


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                         ---------December 31, 2001---------
                                                  -----------------
                                                        Gross      Gross
                                           Fair      Unrealized  Unrealized
                                           Value        Gains      Losses
                                         --------    --------    --------
     U.S. government agency notes        $ 29,627    $     75    $    (58)
     Corporate notes                       15,052           9        (204)
     Municipal securities                   1,415           -         (62)
     Equity securities                      5,813         131        (158)
     Mortgage-backed securities
         FNMA                               5,156          50           -
         FHLMC                              8,641         150           -
                                         --------    --------    --------

                                         $ 65,704    $    415    $   (482)
                                         ========    ========    ========

Contractual maturities of debt securities available-for-sale at December 31, 2002 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

                                                                Fair Value
                                                                 --------
     Due within one year                                         $      -
     Due one to five years                                         18,080
     Due five years to ten years                                      608
     Due after ten years                                              651
                                                                 --------
                                                                   19,339
     Equity securities                                              7,804
     Mortgage-backed securities                                    33,970
                                                                 --------

                                                                 $ 61,113
                                                                 ========

Securities with a carrying value of $11,707,000 and $18,940,000 at December 31, 2002 and 2001 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Sales of securities are summarized as follows:

                                              For the Year Ended
                                       ----------December 31,----------
                                                 ------------
                                         2002        2001         2000
                                         ----        ----         ----

     Proceeds from sales               $  6,654    $  1,458    $    549
     Gross realized gains                   346         325          76


NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans to and obtains deposits from customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets. The Company also develops residential housing lots in the western suburbs of Chicago for sale to local home builders.

Loans receivable are summarized as follows at:

                                                    -----December 31,-----
                                                         ------------
                                                      2002         2001
                                                      ----         ----
  Mortgage loans
      Principal balances
           One-to-four-family residential           $  96,351    $  87,620
           Multi-family residential                    17,977       17,279
           Commercial, construction, and land          20,766       19,216
                                                    ---------    ---------
                                                      135,094      124,115
      Undisbursed portion of construction loans        (5,226)      (3,329)
      Net deferred loan origination fees                 (467)        (445)
                                                    ---------    ---------
           Total mortgage loans                       129,401      120,341
  Consumer loans                                        3,990        4,238
  Participations and loans purchased                   15,176       10,709
  Allowance for loan losses                              (574)        (500)
                                                    ---------    ---------

                                                    $ 147,993    $ 134,788
                                                    =========    =========

The Company had no impaired loans in 2002, 2001, or 2000.


--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Nonperforming loans were as follows:
                                                     -------December 31,-----
                                                            ------------
                                                       2002              2001
                                                       ----              ----

     Loans past due over 90 days still on accrual    $      -    $      -
     Nonaccrual loans                                     235         122

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

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

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2002:

     Balance at beginning of year                                $    235
     Loans originated                                                   -
     Principal repayments                                             (32)
                                                                 --------

         Balance at end of year                                  $    203
                                                                 ========

A summary of activity in the allowance for loan losses follows:

                                           2002        2001        2000
                                           ----        ----        ----

     Beginning balance                   $    500    $    500    $    500
     Provision for loan losses                120           -           -
     Loans charged off                        (46)          -           -
                                         --------    --------    --------

         Ending balance                  $    574    $    500    $    500
                                         ========    ========    ========

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                     ----December 31,----
                                                         ------------
                                                       2002        2001
                                                       ----        ----
     Cost
         Land                                        $  1,007    $    850
         Buildings and improvements                     1,943       2,046
         Real estate held for future expansion            212         123
         Furniture and fixtures                         1,520       1,549
                                                     --------    --------
              Total cost                                4,682       4,568
     Less accumulated depreciation                     (1,979)     (1,856)
                                                     --------    --------

                                                     $  2,703    $  2,712
                                                     ========    ========


NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $15,958,000 at December 31, 2002 and $16,870,000 at December 31, 2001.

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

      2003                                           $  81,107
      2004                                              12,883
      2005                                               7,189
      2006                                                 678
      2007 and thereafter                                5,627
                                                     ---------

                                                     $ 107,484
                                                     =========





--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 6 - FHLB ADVANCES

FHLB advances consisted of the following:

                                                            Fixed or
                                               Interest     Variable
    Maturity Date           Call Date            Rate          Rate          2002         2001
    -------------           ---------          --------     --------         ----         ----
  August 28, 2002                                5.02        Fixed        $      -     $   5,000
  November 22, 2002                              5.75        Variable            -         2,000
  August 28, 2003       February 28, 2003        6.28        Fixed          10,000        10,000
  October 30, 2003                               1.76        Fixed           1,000             -
  October 31, 2003                               1.44        Fixed           1,000             -
  December 11, 2003                              1.47        Fixed             663             -
  November 15, 2004                              2.14        Fixed           1,000             -
  November 01, 2004                              1.86        Fixed           1,000             -
  November 01, 2004                              2.24        Fixed           1,000             -
  July 05, 2005                                  3.09        Fixed           2,000             -
  October 31, 2005                               2.75        Fixed           1,000             -
  October 31, 2005                               2.36        Fixed           1,000             -
  May 22, 2006          May 22, 2003             4.20        Fixed           5,000         5,000
  July 02, 2007                                  3.38        Variable        2,000             -
  January 15, 2008      January 15, 2003         4.95        Fixed           5,000         5,000
  January 16, 2011      January 16, 2003         4.55        Fixed           8,000         8,000
  July 24, 2011         July 24, 2003            4.25        Fixed           2,000         2,000
  July 24, 2011         July 24, 2004            4.60        Fixed           2,000         2,000
                                                                          --------      --------

                                                                          $ 43,663      $ 39,000
                                                                          ========       =======

The Company will incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $32.0 million are callable in whole or in part by the FHLB at the call dates indicated and quarterly thereafter.

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

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 6 - FHLB ADVANCES (Continued)

Maturities over the next five years are:

    2003                                              $ 12,663
    2004                                                 3,000
    2005                                                 4,000
    2006                                                 5,000
    2007                                                 2,000
    Thereafter                                          17,000
                                                      --------

                                                      $ 43,663
                                                      ========


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $62,000, $24,000, and $24,000 for 2002, 2001, and 2000.

The Bank maintains a nonqualified supplemental executive retirement plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits were reduced as the result of changes in the Internal Revenue Code. SERP expense was $79,000 in 2002, $47,000 in 2001, and $44,000 in 2000.

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

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

During 2002, 2001, and 2000, 15,242, 15,910, and 16,579 shares of stock, with an average fair value of $21.23, $17.19, and $13.05 per share were committed to be released, resulting in ESOP compensation expense of $324,000, $273,000, and $216,000. ESOP shares had been reduced by 10,359 and 3,523 as of December 31, 2002 and 2001 because of terminations. Shares held by the ESOP at December 31, 2002 and 2001 are as follows:

                                          2002         2001
                                          ----         ----

  Allocated shares                       102,747       97,864
  Unallocated shares                      97,861      113,103
                                       ---------    ---------

      Total ESOP shares                  200,608      210,967
                                       =========    =========

  Fair value of unallocated shares     $   2,236    $   2,009
                                       =========    =========

The Company adopted a management recognition plan ("MRP") during 1997. The Bank contributed $1.7 million, allowing the MRP to acquire 108,057 shares of common stock of the Company at a cost of $15.75 per share. Under the MRP, 92,925 shares of common stock were awarded to certain employees and directors in 1997, 3,500 shares were awarded in 1998, 9,880 shares were awarded in 1999, and 1,752 shares were awarded in 2001. The stock awards generally vest over five years. Compensation expense for the stock awards totaled $0, $223,000, and $327,000 for the years ended December 31, 2002, 2001, and 2000.

The Company also adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company's common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the activity in the plan is as follows:

                         --------2002-----------     --------2001----------     --------2000-----------
                                 ----                        ----                       ----
                                       Weighted                    Weighted                    Weighted
                                       Average                     Average                     Average
                                       Exercise                    Exercise                    Exercise
                          Shares        Price         Shares        Price         Shares        Price
                         --------      --------      --------      --------     ---------      --------
Outstanding at
  beginning of year       224,807      $  15.72       229,129      $  15.72       242,636      $  15.72
Granted                        --                          --                          --
Exercised                 (17,690)        15.75            --                          --
Forfeited                      --                      (4,322)        15.75       (13,507)        15.75
                        ---------                    --------                    --------
Outstanding at
  end of year             207,117         15.72       224,807         15.72       229,129         15.72
                         ========                    ========                    ========
Options exercisable
  at year-end             197,589                     172,192                     131,129

At December 31, 2002, the options have a weighted average remaining life of five years. The exercise price equaled the market value on the date the options were granted. Exercise prices range from $15.44 to $15.75.


NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2002, 2001, and 2000:

                                                     2002          2001          2000
                                                  ----------    ----------    ----------
 BASIC EARNINGS PER SHARE
   Net income available to common stockholders    $    2,165    $    1,604    $    1,557
   Weighted average common shares outstanding      1,126,266     1,273,230     1,490,428
                                                  ----------    ----------    ----------

       Basic earnings per share                   $     1.92    $     1.26    $     1.04
                                                  ==========    ==========    ==========

 DILUTED EARNINGS PER SHARE
   Net income available to common stockholders    $    2,165    $    1,604    $    1,557

   Weighted average common shares outstanding      1,126,266     1,273,230     1,490,428
   Dilutive effect of MRP                                 --           426            --
   Dilutive effect of stock options                   50,018        13,483            --
                                                  ----------    ----------    ----------

       Average common shares and dilutive
       potential common shares                     1,176,284     1,287,139     1,490,428
                                                  ==========    ==========    ==========

      Diluted earnings per share                  $     1.84    $     1.25    $     1.04
                                                  ==========    ==========    ==========

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 8 - EARNINGS PER SHARE (Continued)

The effects of stock options and MRP shares diluted basic earnings per share in 2002 and 2001 but were not included in the computation of diluted earnings per share in 2000 because to do so would have been anti-dilutive.


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

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                                Minimum Required
                                                                                                   to Be Well
                                                                     Minimum Required              Capitalized
                                                                        for Capital          Under Prompt Corrective
                                                 Actual              Adequacy Purposes         Action Regulations
                                                 ------              -----------------         ------------------
                                            Amount      Ratio         Amount     Ratio        Amount      Ratio
                                            ------      -----         ------     -----        ------      -----
   2002
   ----
      Total capital (to risk-
        weighted assets)                  $ 23,278      16.4%       $ 11,337      8.0%       $  14,171     10.0%
      Tier 1 (core) capital (to risk-
        weighted assets)                    22,705      16.0           5,668      4.0            8,503      6.0
      Tier 1 (core) capital (to
        adjusted total assets)              22,705       9.3           9,817      4.0           12,271      5.0

   2001
   ----
      Total capital (to risk-
        weighted assets)                  $ 20,847      16.1%       $ 10,361      8.0%       $  12,951     10.0%
      Tier 1 (core) capital (to risk-
        weighted assets)                    20,347      15.7           5,180      4.0            7,771      6.0
      Tier 1 (core) capital (to
        adjusted total assets)              20,347       8.7           9,401      4.0           11,751      5.0

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 9 - REGULATORY CAPITAL (Continued)

The Bank at December 31, 2002 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

Federal regulations require the Qualified Thrift Lender ("QTL") test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and FHLB advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.


NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

                                           2002        2001        2000
                                           ----        ----        ----

     Currently payable tax               $  1,073    $    846    $    851
     Deferred tax (benefit)                   (37)        (15)        (49)
                                         --------    --------    --------

         Income tax expense              $  1,036    $    831    $    802
                                         ========    ========    ========

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2002, 2001, or 2000. The state of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

                              --------2002---------    ---------2001----------   ---------2000---------
                                      ----                      ----                      ----
                                         Percentage                Percentage                Percentage
                                         of Income                 of Income                 of Income
                                          Before                    Before                    Before
                                          Income                    Income                    Income
                              Amount       Taxes        Amount       Taxes        Amount       Taxes
                             -------      -------      -------      -------      -------      -------
  Income tax computed at
    the statutory rate       $ 1,088         34.0%     $   827         34.0%     $   802         34.0%
  ESOP expense                    58          1.8           39          1.6           17           .7
  Tax-exempt income              (19)        (0.6)         (35)        (1.4)         (38)        (1.6)
  Bank-owned life insurance      (92)        (2.9)          (3)        (0.1)          --           --
  Other items, net                 1           .1           --           --           21           .9
                             -------      -------      -------      -------      -------      -------

                             $ 1,036         32.4%     $   831         34.1%     $   802         34.0%
                             =======      =======      =======      =======      =======      =======

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision for bad debts that differs from the provision charged to income in the financial statements. Retained earnings at December 31, 2002 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in tax years after 1997. The remaining excess amount approximates $203,000 at December 31, 2002. The related amount of deferred tax liability is approximately $69,000 and will be payable over the next two years.

Deferred tax assets (liabilities) are comprised of the following at year end:

                                                         2002        2001
                                                         ----        ----

  Deferred loan fees                                   $    159    $    151
  ESOP and Supplemental Retirement Plan expense             154         124
  Unrealized loss on securities available-for-sale            -          23
  Bad debt deduction                                        135          32
  Other                                                      16           -
                                                       --------    --------
                                                            464         330

  Unrealized gain on securities held for sale              (442)          -
  FHLB stock dividends                                     (241)       (146)
  Depreciation                                             (171)       (157)
  Other                                                     (11)          -
                                                       --------    --------
                                                           (865)       (303)
                                                       --------    --------

      Net deferred tax asset (liability)               $   (401)   $     27
                                                       ========    ========


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

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk is summarized as follows at year end:
                                                      2002        2001
                                                      ----        ----

     Commitments to make loans (all fixed rate)     $  1,683    $  3,360
     Standby letters of credit                         1,527       2,471
     Loans in process                                  5,226       3,329

The fixed rate loan commitments at December 31, 2002 have terms of up to 60 days and rates in the range of 5.88% to 6.75%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 2002, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $4,462,000. In addition, the Company had federal funds sold to LaSalle National Bank totaling approximately $16,310,000.


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end is as follows:

                                                    -------------2002----------    ------------2001----------
                                                                 ----                          ----
                                                       Carrying       Estimated        Carrying     Estimated
                                                        Amount       Fair Value         Amount     Fair Value
                                                    -----------     -----------    -----------    -----------
 Financial assets
    Cash and cash equivalents                       $    23,998     $    23,998    $    27,909    $    27,909
    Time deposits in other financial institutions         1,117           1,117              -              -
    Securities available-for-sale                        61,113          61,113         65,704         65,704
    Loans receivable, net                               147,993         149,872        134,788        136,381
    FHLB stock                                            7,327           7,327          5,133          5,133
    Accrued interest receivable                           1,195           1,195          1,659          1,659

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

                                                    -------------2002----------    ------------2001----------
                                                                 ----                          ----
                                                       Carrying       Estimated        Carrying     Estimated
                                                        Amount       Fair Value         Amount     Fair Value
                                                    ------------    ------------   ------------   ------------
 Financial liabilities
    Deposits with no fixed maturity dates           $   (56,484)    $   (56,484)   $   (54,675)   $   (54,675)
    Deposits with fixed maturity dates                 (107,484)       (108,997)      (108,399)      (110,139)
    Securities sold under repurchase agreements         (10,599)        (10,599)       (10,658)       (10,658)
    Advances from borrowers for taxes
      and insurance                                      (1,969)         (1,969)        (2,027)        (2,027)
    FHLB advances                                       (43,663)        (44,247)       (39,000)       (38,865)
    Accrued interest payable                               (396)           (396)          (830)          (830)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance-sheet items, based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

Other assets and liabilities of the Company not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as the value of core deposits, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2002 or December 31, 2001, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2002 and December 31, 2001 should not necessarily be considered to apply at subsequent dates.

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                          2002       2001       2000
                                                          ----       ----       ----
 Unrealized holding gains and losses on securities
   available-for-sale                                   $ 1,735    $ 4,223    $ 6,406
 Reclassification adjustments for gains recorded in
   income                                                  (346)      (325)       (76)
                                                        -------    -------    -------
 Net unrealized gains and losses                          1,389      3,898      6,330
 Tax effect                                                (465)    (1,325)    (2,152)
                                                        -------    -------    -------

   Other comprehensive income (loss)                    $   924    $ 2,573    $ 4,178
                                                        =======    =======    =======


NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                         2002       2001
                                                       -------    -------
ASSETS
Cash and cash equivalents                              $ 3,329    $   523
Securities available-for-sale                            1,717      6,150
ESOP loan                                                1,131      1,273
Investment in bank subsidiary                           23,609     20,369
Investment in real estate development subsidiary             1          1
Accrued interest receivable and other assets               108        129
                                                       -------    -------

     Total assets                                      $29,895    $28,445
                                                       =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Securities sold under agreements to repurchase    $    --    $   968
     Accrued expenses and other liabilities                  1        199
Stockholders' equity                                    29,894     27,278
                                                       -------    -------

     Total liabilities and stockholders' equity        $29,895    $28,445
                                                       =======    =======

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001, and 2000

                                                         2002        2001        2000
                                                       -------     -------     -------
Operating income
     Dividends from subsidiaries                       $    --     $ 7,100     $    --
     Gains on sales of securities                          242         325          76
     Interest income
         Securities (including dividends)                  213         625         976
         ESOP loan                                          92         103         113
         Interest-bearing deposits with other
           financial institutions                           31          32          29
                                                       -------     -------     -------
              Total operating income                       578       8,185       1,194

Operating expenses
     Interest on borrowings                                 10         269         637
     Other expenses                                        274         371         311
                                                       -------     -------     -------
         Total operating expenses                          284         640         948
                                                       -------     -------     -------

INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                   294       7,545         246

Income taxes                                                77         106          40
                                                       -------     -------     -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                          217       7,439         206

Equity in undistributed (over distributed) earnings
  of bank subsidiary                                     1,956      (5,803)      1,366
Equity in over distributed earnings of
  real estate subsidiary                                    (8)        (32)        (15)
                                                       -------     -------     -------

NET INCOME                                             $ 2,165     $ 1,604     $ 1,557
                                                       =======     =======     =======

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
              For the years ended December 31, 2002, 2001, and 2000

                                                                   2002         2001         2000
                                                                 --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $  2,165     $  1,604     $  1,557
    Adjustments to reconcile net income to net cash from
      operating activities
       Net discount accretion                                         (39)         (28)         (30)
       Gain on sale of securities available-for-sale                 (242)        (325)         (76)
       Equity in (undistributed) over distributed earnings
         of subsidiaries                                           (1,948)       5,835       (1,351)
       Change in
          Other assets                                                141          238           (8)
          Other liabilities                                           (88)         110         (330)
                                                                 --------     --------     --------
              Net cash from operating activities                      (11)       7,434         (238)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available-for-sale                        (716)      (1,398)          --
    Sale of securities available-for-sale                           1,495        1,458          549
    Maturities and calls of securities available-for-sale           4,000        9,000           --
    Investment in PBI Development Corporation                          --           --          127
    Payment received on ESOP loan                                     142          142          142
    Capital contribution to subsidiary                                (61)         (81)         (72)
                                                                 --------     --------     --------
       Net cash from investing activities                           4,860        9,121          746

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in securities sold under repurchase agreements        (968)      (9,692)       4,359
    Purchase of treasury stock                                       (472)      (6,063)      (3,662)
    Dividends paid to stockholders                                   (603)        (819)        (732)
                                                                 --------     --------     --------
       Net cash from financing activities                          (2,043)     (16,574)         (35)
                                                                 --------     --------     --------

Net change in cash and cash equivalents                             2,806          (19)         473

Cash and cash equivalents at beginning of year                        523          542           69
                                                                 --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  3,329     $    523     $    542
                                                                 ========     ========     ========

--------------------------------------------------------------------------------
                                  (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                       Earnings
                                      Net                 Earnings    Per Share
                       Interest    Interest      Net     Per Share      Fully
                        Income      Income     Income       Basic      Diluted
                       --------    --------    ------    ---------    ---------
2002
----
    First quarter       $3,656      $1,570     $  491     $   .44     $   .43
    Second quarter       3,810       1,888        653         .57         .56
    Third quarter        3,639       1,804        461         .41         .39
    Fourth quarter       3,570       1,872        560         .50         .47

2001
----
    First quarter       $4,062      $1,473     $  330     $   .23     $   .23
    Second quarter       4,340       1,786        511         .37         .37
    Third quarter        4,211       1,602        452         .39         .38
    Fourth quarter       3,906       1,551        311         .27         .27













--------------------------------------------------------------------------------