Form 10-Q
period 2003-03-31
PARK BANCORP INC
filed 2003-05-14
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes  _____x_____  No ___________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes ___    No _x_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 8, 2003, the Registrant had outstanding 1,193,595 shares of common stock.

                               PARK BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                           Page
                                                                           ----
PART I - Financial Information

     Item 1     Financial Statements                                         1

     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

     Item 3     Quantitative and Qualitative Disclosures About Market Risk   9

     Item 4     Controls and Procedures                                     10


PART II - Other Information

     Item 1     Legal Proceedings                                           12

     Item 2     Changes in Securities                                       12

     Item 3     Defaults Upon Senior Securities                             12

     Item 4     Submission of Matters to a Vote of Securities Holders       12

     Item 5     Other Information                                           12

     Item 6     Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                  13

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

ITEM 1 - FINANCIAL STATEMENTS

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2003             2002
                                                                         ------------    ------------
                                    ASSETS
Cash and due from banks                                                  $      2,061    $      3,226
Federal funds sold                                                             31,119          16,310
Interest-bearing deposit accounts in other financial institutions               1,193           4,462
                                                                         ------------    ------------
     Total cash and cash equivalents                                           34,373          23,998

Time deposits with other financial institutions                                 1,125           1,117
Securities available-for-sale                                                  60,975          61,113
Loans receivable, net                                                         149,357         147,993
Federal Home Loan Bank stock                                                    7,486           7,327
Premises and equipment, net                                                     3,020           2,703
Accrued interest receivable                                                     1,078           1,195
Bank-owned life insurance                                                       5,444           5,381
Other assets                                                                      871             705
                                                                         ------------    ------------

     Total assets                                                        $    263,729    $    251,532
                                                                         ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest bearing deposits                                            $      5,106    $      4,478
Interest bearing deposits                                                     167,171         159,490
                                                                         ------------    ------------
     Total deposits                                                           172,277         163,968

Securities sold under repurchase agreements                                    10,365          10,599
Advances from borrowers for taxes and insurance                                 1,600           1,969
Federal Home Loan Bank advances                                                48,019          43,663
Accrued interest payable                                                          162             396
Other liabilities                                                               1,738           1,043
                                                                         ------------    ------------
     Total liabilities                                                        234,161         221,638

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued and outstanding                                                      --              --
Common stock, $.01 par value, 9,000,000 shares authorized;
 issued, 2,719,631 and 2,719,131 shares                                          27              27
Additional paid-in capital                                                     27,114          27,050
Retained earnings                                                              27,730          27,407
Treasury stock at cost - 1,526,036 and 1,493,836 shares, at cost              (25,254)        (24,491)
Unearned ESOP shares                                                             (942)           (979)
Accumulated other comprehensive income                                            893             880
                                                                         ------------    ------------
     Total stockholders' equity                                                29,568          29,894
                                                                         ------------    ------------

         Total liabilities and stockholders' equity                      $    263,729    $    251,532
                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2003          2002
                                                                 ----------    ----------
Interest income
     Loans receivable                                            $    2,569    $    2,548
     Securities                                                         807         1,026
     Other interest-bearing deposits                                     83            82
                                                                 ----------    ----------
         Total                                                        3,459         3,656

Interest expense
     Deposits                                                         1,052         1,482
     Federal Home Loan Bank advances and other borrowings               572           604
                                                                 ----------    ----------
         Total                                                        1,624         2,086
                                                                 ----------    ----------

Net interest income                                                   1,835         1,570

Provision for loan losses                                                 0            15
                                                                 ----------    ----------

Net interest income after provision for loan losses                   1,835         1,555

Noninterest income
     Gain on sale of securities                                          68           176
     Service fee income                                                  89            71
     Earnings on bank-owned life insurance                               72            78
     Other operating income                                              11            10
                                                                 ----------    ----------
         Total noninterest income                                       240           335

Noninterest expense
     Compensation and benefits                                          858           750
     Occupancy and equipment expense                                    156           155
     Other operating expenses                                           331           272
                                                                 ----------    ----------
         Total noninterest expense                                    1,345         1,177
                                                                 ----------    ----------

Income before income taxes                                              730           713

Income tax expense                                                      241           222
                                                                 ----------    ----------

     Net income                                                  $      489    $      491
                                                                 ==========    ==========

Basic earnings per share                                         $      .44    $      .44
Diluted earnings per share                                       $      .42    $      .43
Comprehensive income (loss)                                      $      502    $      (11)

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         2003           2002
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $       489    $       491
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization on securities                                                   41              6
     Gain on sale of securities available-for-sale                                           (68)          (176)
     Earnings on bank-owned life insurance, net                                              (63)           (71)
     Provision for loan losses                                                                --             15
     Depreciation                                                                             75             75
     ESOP compensation expense                                                                93             88
     FHLB stock dividends                                                                   (159)           (63)
     Net change in:
         Accrued interest receivable                                                         117             86
         Accrued interest payable                                                           (234)          (344)
         Other assets                                                                       (147)          (358)
         Other liabilities                                                                   695            192
                                                                                     -----------    -----------
              Net cash from operating activities                                             839            (59)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                     (1,364)        (9,573)
Purchase of securities available for sale                                                 (4,380)       (18,289)
Maturities and calls of securities available-for-sale                                         --          5,720
Principal repayments on mortgage-backed securities                                         3,470          1,678
Proceeds from sales of securities available-for-sale                                       1,061          1,035
Purchase of premises and equipment                                                          (392)           (33)
                                                                                     -----------    -----------
     Net cash from investing activities                                                   (1,605)       (19,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                     8,309         (1,812)
Net change in repurchase agreements                                                         (234)          (217)
Net change in advances from borrowers for taxes and insurance                               (369)          (253)
Net change in Federal Home Loan Bank advances                                              4,356             --
Stock options exercised                                                                        8            272
Purchase of treasury stock                                                                  (763)          (154)
Dividends paid                                                                              (166)          (133)
                                                                                     -----------    -----------
     Net cash from financing activities                                                   11,141         (2,297)
                                                                                     -----------    -----------

Net change in cash and cash equivalents                                                   10,375        (21,818)

Cash and cash equivalents at beginning of period                                          23,998         27,909
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $    34,373    $     6,091
                                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                      Accumulated     Total
                                                        Additional               Unearned                 Other       Stock-
                                              Common      Paid-in    Retained      ESOP     Treasury  Comprehensive  holders'
                                               Stock      Capital    Earnings     Shares      Stock    Income (Loss)  Equity
                                              --------    --------   --------    --------    --------    --------    --------
         2002
         ----
Balance at January 1, 2002                    $     27    $ 26,600   $ 25,845    $ (1,131)   $(24,019)   $    (44)   $ 27,278
Net income                                           -           -        491           -           -           -         491
Change in fair value of securities
  available-for-sale, net of income taxes            -           -          -           -           -        (502)       (502)
                                                                                                                     --------
     Total comprehensive income (loss)                                                                                    (11)

Exercise of 17,290 stock options                     -         272          -           -           -           -         272
Purchase of 8,300 shares of treasury stock           -           -          -           -        (154)          -        (154)
Dividends declared                                   -           -       (133)          -           -           -        (133)
ESOP shares earned                                   -          50          -          38           -           -          88
                                              --------    --------   --------    --------    --------    --------    --------

Balance at March 31, 2002                     $     27    $ 26,922   $ 26,203    $ (1,093)   $(24,173)   $   (546)   $ 27,340
                                              ========    ========   ========    ========    ========    ========    ========


         2003
         ----
Balance at January 1, 2003                    $     27    $ 27,050   $ 27,407    $   (979)   $(24,491)   $    880    $ 29,894
Net income                                           -           -        489           -           -           -         489
Change in fair value of securities
   available-for-sale, net of income taxes           -           -          -           -           -          13          13
                                                                                                                     --------
     Total comprehensive income                                                                                           502

Exercise of 500 stock options                        -           8          -           -           -           -           8
Purchase of 32,200 shares of treasury stock          -           -          -           -        (763)          -        (763)
Dividends declared                                   -           -       (166)          -           -           -        (166)
ESOP shares earned                                   -          56          -          37           -           -          93
                                              --------    --------   --------    --------    --------    --------    --------

Balance at March 31, 2003                     $     27    $ 27,114   $ 27,730    $   (942)   $(25,254)   $    893    $ 29,568
                                              ========    ========   ========    ========    ========    ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002.

                                                              2003              2002
                                                              ----              ----
       BASIC EARNINGS PER SHARE
         Net income as reported                         $          489     $          491
         Weighted average common shares outstanding          1,106,953          1,118,046
                                                        --------------     --------------

              Basic earnings per share                  $          .44     $          .44
                                                        ==============     ==============

       DILUTED EARNINGS PER SHARE
         Net income as reported                         $          489     $          491

         Weighted average common shares outstanding          1,106,953          1,118,046
         Dilutive effect of stock options                       70,190             32,876
                                                        --------------     --------------

         Average common shares and dilutive
           potential common shares                           1,177,143          1,150,922
                                                        --------------     --------------

              Diluted earnings per share                $          .42     $          .43
                                                        ==============     ==============

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                                              2003               2002
                                                              ----               ----
         Net income as reported                          $         489      $          491
         Deduct: Stock-based compensation expense
           Determined under fair value based method                (4)                 (9)
                                                         -------------      --------------
         Pro forma net income                                      485                 482

         Basic earnings per share as reported                      .44                 .44
         Pro forma basic earnings per share                        .44                 .43

         Diluted earnings per share as reported                    .42                 .43
         Pro forma diluted earnings per share                      .41                 .42

Note 3 - Recent Accounting Pronouncements

Effective January 1, 2003, SFAS 143, "Accounting for Asset Retirement Obigations", became effective for the Company. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. Adoption of SFAS 143 did not have a material effect on the financial position and operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the
Bank) and PBI Development Corporation, and the Bank's subsidiaries, at March 31, 2003 to its financial condition at December 31, 2002 and the results of operations for the three months ended March 31, 2003 to the same period in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $263.7 million compared to $251.5 million at December 31, 2002, an increase of $12.2 million. During the three months ended March 31, 2003, cash and cash equivalents increased $10.4 million and loans receivable increased by $1.4 million. The increase in cash and cash equivalents was funded from an increase in deposits that have not yet been redeployed into loans or securities.

The allowance for loan losses was $579,000 and $574,000 at March 31, 2003 and December 31, 2002, respectively. Non-performing assets were $289,000 and $290,000 at March 31, 2003 and December 31, 2002, respectively.

Total liabilities at March 31, 2003 were $234.2 million compared to $221.6 million at December 31, 2002, an increase of $12.6 million, primarily due to an increase in deposits of $8.3 million and a $4.4 million increase in Federal Home Loan Bank advances. Deposits continued to increase as a result of consumers' hesitancy to place funds in other investment vehicles such as the stock market in the current economic environment. Federal Home Loan Bank advances increased as a result of management taking advantage of low fixed rate term advances for asset/liability management purposes.

Stockholders' equity at March 31, 2003 was $29.6 million compared to $29.9 million at December 31, 2002. The decrease was primarily attributable to the repurchase of 32,200 shares at an average price of $23.70 and dividends declared of $166,000, offset by the net income of the Company.

RESULTS OF OPERATIONS

Net income decreased to $489,000 for the quarter ended March 31, 2003 from $491,000 for the quarter ended March 31, 2002.

Net interest income was $1.8 million for the three months ended March 31, 2003 compared to $1.6 million for the same quarter in 2002. The net interest margin increased to 3.01% for the 2003 period from 2.72% for the 2002 period. This was largely due to an increase in the spread to 2.78% from 2.37% for the 2002 period. The increase in the spread was a result of the yield on deposits and borrowings decreasing more rapidly in the current interest rate environment than loans and securities, which were slower to reprice. The average yield on earning assets decreased to 5.68% for the quarter ended March 31, 2003 from 6.32% for the 2002 period. The average cost of funds decreased to 2.90% for the quarter ended March 31, 2003 from 3.95% for the quarter ended March 31, 2002.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses was $0 and $15,000 for the quarters ended March 31, 2003 and 2002, respectively. Management believes that its assessment of the allowance for loan losses is adequate, given trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $240,000 for the quarter ended March 31, 2003 from $335,000 for the quarter ended March 31, 2002. The change was due to a decrease in gain on sale of securities from $176,000 for the quarter ended March 31, 2002 to $68,000 from the quarter ended March 31, 2003. This was partially offset by an increase in service fees as a result of an increase in the deposit base.

Noninterest expense increased to $1.3 million for the quarter ended March 31, 2003, compared to $1.2 million for the corresponding three month period in 2002, due primarily to higher compensation costs due to increases in employee benefits.

The Company's federal income tax expense increased to $241,000 for the three-month period ended March 31, 2003 from $222,000 for the three-month period ended March 31, 2002. The change in income tax was attributable to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's liquidity ratio was 48% at March 31, 2003.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows from operating activities were $839,000 and $(59,000) in 2003 and 2002, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of the activity in deposit accounts,

FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $11.1 million and $(2.3) million in 2003 and 2002, respectively.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $23.1 million, or 9.0% of adjusted total assets, which is above the required level of $10.3 million, or 4.0%; and total risk-based capital of $23.7 million, or 16.2% of risk-weighted assets, which is above the required level of $11.7 million, or 8.0%. The Bank at March 31, 2003 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At March 31, 2003, cash and short-term investments totaled $34.4 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At March 31, 2003, the Bank had outstanding commitments to originate mortgage loans of $2.9 million, and $1.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2003 totaled $87.7 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2002, the latest date for which information is available, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (22)% and would result in a $6.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2002, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points. On December 31, 2002, the yield on the three month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2002.

                              INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
                                         -------------------                           ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------
          + 300 bp         $    18,310     $  (10,895)         (37)%              7.62%            (374) bp
          + 200 bp              22,792         (6,413)         (22)               9.25             (211) bp
          + 100 bp              26,937         (2,268)          (8)              10.67              (69) bp
              0 bp              29,205             --           --               11.36               --
          - 100 bp              29,361            156            1               11.31               (5) bp
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

Management has not yet completed the computation of NPV as of March 31, 2003 but estimates that the results would not be materially different than those presented above.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all materials respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) that is required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Financial Officer (attached as an exhibit and incorporated herein by reference.)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARK BANCORP, INC.

Date:  May 13, 2003           /s/ David A. Remijas
       ------------           ------------------------------------------------
                              David A. Remijas
                              President and Chief Executive Officer


Date:  May 13, 2003           /s/ Steven J. Pokrak
       ------------           ------------------------------------------------
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

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including is consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ David A. Remijas
                                           David A. Remijas
                                           President and Chief Executive Officer

                                           May 13, 2003

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

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including is consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ Steven J. Pokrak
                                           Steven J. Pokrak
                                           Treasurer and Chief Financial Officer

                                           May 13, 2003