Form 10-Q
period 2003-06-30
PARK BANCORP INC
filed 2003-08-12
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934
                  For the quarterly period ended June 30, 2003

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

                        Yes     X         No
                           ------------    -------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

                        Yes               No    x
                           ------------    -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 31, 2003, the Registrant had outstanding 1,190,095 shares of common stock.

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



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (the Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                       JUNE 30,    DECEMBER 31,
                                                                        2003           2002
                                                                      ---------    ------------
ASSETS
Cash and due from banks                                               $   2,188      $   3,226
Federal funds sold                                                       29,009         16,310
Interest-bearing deposit accounts in other financial institutions         3,931          4,462
                                                                      ---------      ---------
     Total cash and cash equivalents                                     35,128         23,998
Time deposits with other financial institutions                           1,134          1,117
Securities available-for-sale                                            62,770         61,113
Loans receivable, net                                                   149,961        147,993
Federal Home Loan Bank stock                                             11,105          7,327
Premises and equipment, net                                               2,933          2,703
Accrued interest receivable                                               1,145          1,195
Bank-owned life insurance                                                 5,507          5,381
Due from broker                                                           1,550             --
Other assets                                                                835            705
                                                                      ---------      ---------

     Total assets                                                     $ 272,068      $ 251,532
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                         $   5,128      $   4,478
         Interest-bearing                                               169,879        159,490
                                                                      ---------      ---------
         Total deposits                                                 175,007        163,968

Securities sold under repurchase agreements                               8,413         10,599
Advances from borrowers for taxes and insurance                           1,983          1,969
Federal Home Loan Bank advances                                          52,688         43,663
Accrued interest payable                                                    141            396
Other liabilities                                                         3,856          1,043
                                                                      ---------      ---------
     Total liabilities                                                  242,088        221,638

Stockholders' Equity
Preferred stock, $.01 par value per share, authorized
     1,000,000 shares; none issued and outstanding                           --             --
Common stock, $.01 par value per share, authorized
     9,000,000 shares;  issued 2,719,631 and 2,719,131 shares                27             27
Additional paid-in capital                                               27,167         27,050
Retained earnings                                                        27,961         27,407
Treasury stock, 1,526,036 and 1,493,836 shares, at cost                 (25,254)       (24,491)
Unearned ESOP shares                                                       (906)          (979)
Accumulated other comprehensive income                                      985            880
                                                                      ---------      ---------
     Total stockholders' equity                                          29,980         29,894
                                                                      ---------      ---------

         Total liabilities and stockholders' equity                   $ 272,068      $ 251,532
                                                                      =========      =========

                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                          THREE MONTHS           SIX MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                        -----------------     -----------------
                                                         2003       2002       2003       2002
                                                        ------     ------     ------     ------
Interest income
     Loans receivable                                   $2,489     $2,709     $5,058     $5,257
     Securities                                            670      1,064      1,477      2,090
     Other interest-bearing deposits                       105         37        188        119
                                                        ------     ------     ------     ------
         Total                                           3,264      3,810      6,723      7,466

Interest expense
     Deposits                                            1,003      1,307      2,055      2,789
     Federal Home Loan Bank advances
     and other borrowings                                  591        615      1,163      1,219
                                                        ------     ------     ------     ------
         Total                                           1,594      1,922      3,218      4,008
                                                        ------     ------     ------     ------

Net interest income                                      1,670      1,888      3,505      3,458

Provision for loan losses                                   --         35         --         50
                                                        ------     ------     ------     ------

Net interest income after provision for
  loan losses                                            1,670      1,853      3,505      3,408

Noninterest income
     Gain on sale of securities available-for-sale          51         87        119        263
     Gain on sale of real estate held for expansion         --        126         --        126
     Service fee income                                     86         66        175        137
     Earnings on bank-owned life insurance                  72         77        144        155
     Other operating income                                 13          5         24         14
                                                        ------     ------     ------     ------
         Total noninterest income                          222        360        462        695

Noninterest expense
     Compensation and benefits                             844        751      1,702      1,501
     Occupancy and equipment                               155        157        311        312
     Other operating expenses                              305        326        636        598
                                                        ------     ------     ------     ------
         Total noninterest expense                       1,304      1,234      2,649      2,411
                                                        ------     ------     ------     ------

Income before income taxes                                 588        979      1,318      1,692
Income tax expense                                         193        326        434        548
                                                        ------     ------     ------     ------

     Net income                                         $  395     $  653     $  884     $1,144
                                                        ======     ======     ======     ======

Basic earnings per share                                $  .36     $  .58     $  .80     $ 1.02
Diluted earnings per share                              $  .33     $  .56     $  .75     $  .98

Comprehensive income                                    $  487     $1,390     $  989     $1,379
                                                        ======     ======     ======     ======

                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ----------------------
                                                                                  2003          2002
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    884      $  1,144
Adjustments to reconcile net income to net cash from
  operating activities
     Net premium amortization on securities                                          149            27
     Gain on sale of securities available-for-sale                                  (119)         (263)
     Gain on sale of real estate held for expansion                                   --          (126)
     Earnings on bank-owned life insurance                                          (144)         (155)
     Provision for loan losses                                                        --            50
     Depreciation                                                                    150           150
     ESOP compensation expense                                                       182           168
     Federal Home Loan Bank stock dividends                                         (278)         (128)
     Net change in:
         Accrued interest receivable                                                  50           (36)
         Accrued interest payable                                                   (255)         (579)
         Other assets                                                               (129)         (202)
         Other liabilities                                                         2,813           222
                                                                                --------      --------
              Net cash from operating activities                                   3,303           272

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                        (14,466)      (18,289)
Proceeds from sales, calls, and maturities of securities available-for-sale        4,064        18,883
Principal repayments on mortgage-backed securities                                 7,270         3,398
Net increase in loans                                                             (1,968)      (13,978)
Purchase of Federal Home Loan Bank stock                                          (3,500)           --
Proceeds from sale of real estate held for expansion                                  --           154
Purchase of premises and equipment                                                  (380)         (199)
                                                                                --------      --------
     Net cash from investing activities                                           (8,980)      (10,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                            11,039         1,076
Net change in repurchase agreements                                               (2,186)          (86)
Net change in advances from borrowers for taxes and insurance                         14            77
Net change in Federal Home Loan Bank advances                                      9,025            --
Dividends paid                                                                      (330)         (268)
Stock options exercised                                                                8           272
Purchase of treasury stock                                                          (763)         (229)
                                                                                --------      --------
     Net cash from financing activities                                           16,807           842
                                                                                --------      --------

Net change in cash and cash equivalents                                           11,130        (8,917)
Cash and cash equivalents at beginning of period                                  23,998        27,909
                                                                                --------      --------

Cash and cash equivalents at end of period                                      $ 35,128      $ 18,992
                                                                                ========      ========

CASH FLOWS FROM OPERATING ACTIVITIES
Supplemental disclosures of cash flow information
     Cash due from broker                                                       $  1,550            --

                 See notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                       Accumulated
                                                                                                         Other
                                                                                                         Compre-      Total
                                                     Additional                 Unearned                 hensive      Stock-
                                            Common     Paid-in     Retained       ESOP       Treasury    Income      holders'
                                            Stock      Capital     Earnings      Shares        Stock      (Loss)      Equity
                                            ------   ----------    --------     --------     --------  -----------   --------
2002
----
Balance at January 1, 2002                  $   27     $26,600     $25,845      $(1,131)     $(24,019)     $(44)     $27,278
Comprehensive income
    Net income                                  --          --       1,144           --            --        --        1,144
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification
      and tax effects                           --          --          --           --            --       235          235
                                                                                                                     -------
       Total comprehensive income            1,379

Exercise of 17,290 stock options                --         272          --           --            --        --          272
Purchase of 12,300 of treasury stock            --          --          --           --          (229)       --         (229)
Dividends declared ($.24 per share)             --          --        (268)          --            --        --         (268)
ESOP shares earned                              --          92          --           76            --        --          168
                                            ------     -------     -------      -------      --------      ----      -------

Balance at June 30, 2002                    $   27     $26,964     $26,721      $(1,055)     $(24,248)     $191      $28,600
                                            ======     =======     =======      =======      ========      ====      =======


2003
----
Balance at January 1, 2003                  $   27     $27,050     $27,407      $  (979)     $(24,491)     $880      $29,894

Comprehensive income
    Net income                                  --          --         884           --            --        --          884
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification
      and tax effects                           --          --          --           --            --       105          105
                                                                                                                     -------
       Total comprehensive income              989
Exercise of 500 stock options                   --           8          --           --            --        --            8
Purchase of 32,200 shares of treasury stock     --          --          --           --          (763)       --         (763)
Dividends declared ($.30 per share)             --          --        (330)          --            --        --         (330)
ESOP shares earned                              --         109          --           73            --        --          182
                                            ------     -------     -------      -------      --------      ----      -------

Balance at June 30, 2003                    $   27     $27,167     $27,961      $  (906)     $(25,254)     $985      $29,980
                                            ======     =======     =======      =======      ========      ====      =======

                 See notes to consolidated financial statements.

                               PARK BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank's subsidiaries, GPS Company and GPS Development Company (GPS), as of June 30, 2003 and December 31, 2002 and for the three-month and six-month periods ended June 30, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002.

                                                             2003                             2002
                                                             ----                             ----
                                                 Three Months    Six Months       Three Months    Six Months
                                                 Ended June 30  Ended June 30     Ended June 30  Ended June 30
                                                 -------------  -------------     -------------  -------------
    Net income as reported                         $      395     $      884        $      653     $    1,144
    Weighted average common
      shares outstanding                            1,101,259      1,104,106         1,128,922      1,123,514
                                                   ----------     -----------       ----------     ----------

       Basic earnings per share                    $      .36     $      .80        $      .58     $     1.02
                                                   ==========     ==========        ==========     ==========

    Earnings per share assuming dilution
       Net income available to common
         shareholders                              $      395     $      884        $      653     $    1,144

    Weighted average common shares
      outstanding                                   1,101,259      1,104,106         1,128,922      1,123,514

    Dilutive effect of stock options                   79,309         75,252            46,121         40,291

    Average common shares and dilutive
      potential common shares                       1,180,568      1,179,358         1,175,043      1,163,805
                                                   ----------     -----------       ----------     ----------

    Diluted earnings per share                     $      .33     $      .75        $      .56     $      .98
                                                   ==========     ==========        ==========     ==========

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                                              2003                            2002
                                                     3 Mos.         6 Mos.            3 Mos.         6 Mos.
                                                   ----------     -----------       ----------     ----------
    Net income as reported                         $      395     $       884       $      653     $    1,144
    Deduct: Stock-based compensation expense
       Determined under fair vale based method             (4)             (8)              (9)           (18)
                                                   ----------     -----------       ----------     ----------
    Pro forma net income                                  391             876              644          1,126

    Basic earnings per share as reported                  .36             .80              .58           1.02
    Pro forma basic earnings per share                    .36             .79              .57           1.00

    Diluted earnings per share as reported                .33             .75              .56            .98
    Pro forma diluted earnings per share                  .33             .74              .55            .97

Note 3 - Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company's operating results or financial condition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank's subsidiaries, at June 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and six-month periods ended June 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2003 were $272.1 million compared to $251.5 million at December 31, 2002, an increase of $20.5 million. During the six months ended June 30, 2003, cash and cash equivalents increased $11.1 million, Federal Home Loan Bank stock increased $3.8 million and loans receivable increased by $2.0 million. The increase in cash and cash equivalents was funded from an increase in deposits and Federal Home Loan Bank advances that have not yet been redeployed into loans or securities.

The allowance for loan losses was $582,000 and $574,000 at June 30, 2003 and December 31, 2002, respectively. Non-performing assets were $684,000 and $290,000 at June 30, 2003 and December 31, 2002, respectively.

Total liabilities at June 30, 2003 were $242.1 million compared to $221.6 million at December 31, 2002, an increase of $20.5 million, primarily due to increases of $11.0 million in deposits and $9.0 million in Federal Home Loan Bank advances, offset by $2.2 million in repurchase agreements. Deposits continued to increase as a result of consumers' hesitancy to place funds in other investment vehicles such as the stock market in the current economic environment. Federal Home Loan Bank advances increased as a result of management taking advantage of low fixed rate term advances for asset/liability management purposes.

Stockholders' equity at June 30, 2003 was $30.0 million compared to $29.9 million at December 31, 2002. The increase was primarily attributable to the net income of the Company, offset by the repurchase of 32,200 shares of common stock at an average price of $23.70 and dividends declared of $330,000.

RESULTS OF OPERATIONS

Net income decreased $258,000 to $395,000 for the quarter ended June 30, 2003 compared to the same period in 2002. Net income decreased $260,000 to $884,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Net interest income decreased $218,000 to $1.7 million for the quarter ended June 30, 2003 compared to the same period in 2002. Net interest income increased $47,000 to $3.5 million for the six months ended June 30, 2003 compared to the same period in 2002. The net interest margin decreased to 2.63% and 2.82% for the three-month and six-month periods ended June 30, 2003, respectively, from 3.22% and 2.97% for the three-month and six-month periods ended June 30, 2002, respectively. This was largely due to a decrease in the spread to 2.41% and 2.59% for the three-month and six-month periods ended June 30, 2003, respectively, from 2.91% and 2.64% for the three-month and six-month periods ended June 30, 2002, respectively. The decrease in the spread was a result of the yield on assets decreasing more rapidly in the current interest rate environment that deposits and borrowings. In addition, the increase in cash and cash equivalents funded by an increase in deposits and Federal Home Loan Bank advances have not yet deployed into loans or securities. The average yield on earning assets decreased to 5.14% and 5.41% for the three-month and six-month periods ended June 30, 2003, respectively, from 6.51% and 6.41% for the three-month and six-month periods ended June 30, 2002, respectively. The average cost of funds also decreased to 2.73% and 2.82% for the three-month and six-month periods ended June 30, 2003, respectively, from 3.60% and 3.77% for the three-month and six-month periods ended June 30, 2002, respectively.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses was $0 for the three-month and six-month periods ended June 30, 2003, respectively, and $35,000 and $50,000 for the three-month and six-month periods ended June 30, 2002. The decrease in the provision for loan losses is a direct result of a decrease in the volume of loan participations purchased which generally have a greater loss experience than other loans.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased $138,000 to $222,000 and decreased $233,000 to $462,000 for the three-month and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease for both periods reflects a $126,000 gain on sale of land held for expansion. This land was excess land that was adjacent to the Company's Westmont branch location. Additionally, there was a decrease in gains on the sale of securities.

Noninterest expense increased $70,000 to $1.3 million and increased $238,000 to $2.6 million for the three-month and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The increase for both periods are due to higher compensation costs primarily increases in employee benefits, health insurance and additional staffing.

The Company's federal income tax expense decreased $133,000 to $193,000 for the quarter ended June 30, 2003 compared to the same period in 2002, while income tax expense decreased $114,000 to $434,000 for the six-month period ended June 30, 2003 compared to the same period in 2002. The change in income tax was attributable to a decrease in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's liquidity ratio was 55% at June 30, 2003.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $3.3 million and $272,000 in 2003 and 2002, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. The net cash used in investing activities were $8.9 million and $10.0 million in 2003 and 2002, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $16.8 million and $842,000 in 2003 and 2002, respectively.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $ 23.6 million, or 8.8% of adjusted total assets, which is above the required level of $10.7 million, or 4.0%; and total risk-based capital of $24.1 million, or 15.5% of risk-weighted assets, which is above the required level of $12.5 million, or 8.0%. The Bank at June 30, 2003 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At June 30, 2003, cash and short-term investments totaled $35.1 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At June 30, 2003, the Bank had outstanding commitments to originate mortgage loans of $4.8 million, and $1.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2003 totaled $85.8 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Subsequent to December 31, 2002, the Company entered into a $1.8 million contract to reconstruct the 55th Street branch office. The construction started in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2003, the latest date for which information is available, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (19)% and would result in a $5.9 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2002, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points. On March 31, 2003, the yield on the three month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended March 31, 2003.

             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                                                                       NPV as a % of
                           --------------Net Portfolio Value------------    -----------PV of Assets---------
                                         -------------------                           ------------
       Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
       ---------------       --------         --------       --------          ---------         ------
         + 300 bp           $   21,509     $    (9,950)        (32)%            8.41%              (316 bp)
         + 200 bp               25,556          (5,903)        (19)             9.76               (181 bp)
         + 100 bp               29,228          (2,231)         (7)            10.93                (64 bp)
             0 bp               31,459               -           -             11.57                -
         - 100 bp               31,675             216           1             11.54                 (3 bp)
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

Management has not yet completed the computation of NPV as of June 30, 2003 but estimates that the results would not be materially different than those presented above.


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

There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                  None

ITEM 2. CHANGES IN SECURITIES.

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  The annual meeting of stockholders was held on April 29, 2003. Robert W. Krug and David A. Remijas were elected to three-year terms as directors. In addition, the stockholders approved the Park Bancorp, Inc. 2003 Incentive Plan and ratified the selection of Crowe, Chizek and Company LLC as independent public accountants for the Company for the year ending December 31, 2003.

ITEM 5. OTHER INFORMATION.

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  31.1 Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

                  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (attached as an exhibit and incorporated herein by reference.)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PARK BANCORP, INC.

Date:  August 8, 2003                    /s/ David A. Remijas
                                         --------------------------------------
                                         David A. Remijas
                                         President and Chief Executive Officer


Date:  August 8, 2003                    /s/ Steven J. Pokrak
                                         --------------------------------------
                                         Steven J. Pokrak
                                         Treasurer and Chief Financial Officer