Form 10-Q
period 2003-09-30
PARK BANCORP INC
filed 2003-11-14
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes [ X ]  No [    ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of October 31, 2003, the Registrant had outstanding 1,154,995 shares of common stock.

PARK BANCORP, INC.

Form 10-Q Quarterly Report Index

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (the Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In Thousands of dollars, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$2,418	$3,226
Federal funds sold	893	16,310
Interest-bearing deposit accounts in other financial institutions	2,974	4,462

Total cash and cash equivalents	6,285	23,998
Time deposits with other financial institutions	1,143	1,117
Securities available-for-sale	75,124	61,113
Loans receivable, net	155,400	147,993
Federal Home Loan Bank stock	11,907	7,327
Premises and equipment, net	3,159	2,703
Accrued interest receivable	1,149	1,195
Bank-owned life insurance	5,570	5,381
Other assets	1,186	705

Total assets	$260,923	$251,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits

Non-interest-bearing	$5,471	$4,478
Interest-bearing	167,972	159,490

Total deposits	173,443	163,968
Securities sold under repurchase agreements	8,217	10,599
Advances from borrowers for taxes and insurance	1,019	1,969
Federal Home Loan Bank advances	47,513	43,663
Accrued interest payable	193	396
Other liabilities	1,391	1,043

Total liabilities	231,776	221,638
Stockholders' Equity
Preferred stock, $.01 par value per share, authorized
1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share, authorized
9,000,000 shares; issued 2,733,138 and 2,719,131 shares	27	27
Additional paid-in capital	27,446	27,050
Retained earnings	28,489	27,407
Treasury stock, 1,578,143 and 1,493,836 shares, at cost	(26,655)	(24,491)
Unearned ESOP shares	(869)	(979)
Accumulated other comprehensive income	709	880

Total stockholders' equity	29,147	29,894

Total liabilities and stockholders' equity	$260,923	$251,532

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands of dollars, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans receivable	$2,604	$2,763	$7,662	$8,020
Securities	780	778	2,257	2,868
Other interest-bearing deposits	49	98	237	217

Total	3,433	3,639	10,156	11,105
Interest expense
Deposits	925	1,321	2,980	4,317
Federal Home Loan Bank advances
and other borrowings	534	514	1,697	1,526

Total	1,459	1,835	4,677	5,843

Net interest income	1,974	1,804	5,479	5,262
Provision for loan losses	—	30	—	80

Net interest income after provision for
loan losses	1,974	1,774	5,479	5,182
Noninterest income
Gain on sale of real estate held for expansion	—	—	—	126
Gain on sale of securities available-for-sale	65	54	184	317
Service fee income	105	60	280	197
Earnings on bank-owned life insurance	72	73	216	228
Other operating income	132	5	156	19

Total noninterest income	374	192	836	887
Noninterest expense
Compensation and benefits	830	786	2,532	2,287
Occupancy and equipment	260	179	571	491
Other operating expenses	217	325	853	923

Total noninterest expense	1,307	1,290	3,956	3,701

Income before income taxes	1,041	676	2,359	2,368
Income tax expense	349	215	783	763

Net income	$692	$461	$1,576	$1,605

Basic earnings per share	$.64	$.41	$1.43	$1.43
Diluted earnings per share	$.59	$.39	$1.34	$1.38
Comprehensive income	$416	$1,074	$1,405	$2,453

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,576	$1,605
Adjustments to reconcile net income to net cash from
operating activities
Net premium amortization on securities	143	26
Gain on sale of securities available-for-sale	(184)	(317)
Gain on sale of real estate held for expansion	—	(126)
Earnings on bank-owned life insurance	(216)	(228)
Provision for loan losses	—	80
Depreciation	225	228
ESOP compensation expense	285	254
Federal Home Loan Bank stock dividends	(319)	(194)
Net change in:
Accrued interest receivable	46	84
Accrued interest payable	(203)	(701)
Other assets	(480)	(78)
Other liabilities	348	218

Net cash from operating activities	1,221	851
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(37,716)	(28,574)
Proceeds from sales, calls, and maturities of securities available-for-sale	9,759	32,243
Principal repayments on mortgage-backed securities	13,816	5,437
Net increase in loans	(7,407)	(15,467)
Proceeds from sale of real estate held for expansion	—	154
Purchase of Federal Home Loan Bank stock	(4,261)	—
Purchase of premises and equipment	(681)	(449)

Net cash from investing activities	(26,490)	(6,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	9,475	(1,522)
Net change in repurchase agreements	(2,382)	(409)
Net change in advances from borrowers for taxes and insurance	(950)	397
Proceeds from in Federal Home Loan Bank advances	15,850	4,000
Repayments of Federal Home Loan Bank advances	(12,000)	(5,000)
Dividends paid	(494)	(436)
Stock options exercised	221	272
Purchase of treasury stock	(2,164)	(357)

Net cash from financing activities	7,556	(3,055)

Net change in cash and cash equivalents	(17,713)	(8,860)
Cash and cash equivalents at beginning of period	23,998	27,909

Cash and cash equivalents at end of period	$6,285	$19,049

See notes to consolidated financial statements.

Park Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2003 and 2002
(In thousands of dollars, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
2002
Balance at January 1, 2002	$27	$26,600	$25,845	$(1,131)	$(24,019)	$(44)	$27,278
Comprehensive income
Net income	—	—	1,605	—	—	—	1,605
Change in fair value of securities
available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	848	848

Total comprehensive income							2,453
Exercise of 17,290 stock options	—	272	—	—	—	—	272
Purchase of 18,200 shares of treasury stock	—	—	—	—	(357)	—	(357)
Dividends declared ($.36 per share)	—	—	(436)	—	—	—	(436)
ESOP shares earned	—	140	—	114	—	—	254

Balance at September 30, 2002	$27	$27,012	$27,014	$(1,017)	$(24,376)	$804	$29,464

2003
Balance at January 1, 2003	$27	$27,050	$27,407	$(979)	$(24,491)	$880	$29,894
Comprehensive income
Net income	—		1,576	—	—	—	1,576
Change in fair value of securities
available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	(171)	(171)

Total comprehensive income							1,405
Exercise of 14,007 stock options	—	221	—	—	—	—	221
Purchase of 84,307 shares of treasury stock	—	—	—	—	(2,164)	—	(2,164)
Dividends declared ($.45 per share)	—	—	(494)	—	—	—	(494)
ESOP shares earned	—	175	—	110	—	—	285

Balance at September 30, 2003	$27	$27,446	$28,489	$(869)	$(26,655)	$709	$29,147

See notes to consolidated financial statements.

PARK BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(table amounts in thousands of dollars, except share data)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank’s subsidiaries, GPS Company and GPS Development Company (GPS), as of September 30, 2003 and December 31, 2002 and for the nine-month and three-month periods ended September 30, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the nine-month and three-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 — Use of Estimates

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

Note 3 — Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic earnings per share
Net income as reported	$692	$461	$1,576	$1,605
Weighted average common
shares outstanding	1,088,414	1,130,671	1,098,875	1,123,514

Basic earnings per share	$.64	$.41	$1.43	$1.43

Earnings per share assuming dilution
Net income available to common
shareholders	$692	$461	$1,576	$1,605

Weighted average common shares
outstanding	1,088,414	1,130,671	1,098,875	1,123,514
Add dilutive effect of:
Stock options	87,948	44,907	81,608	40,291

Weighted average common and dilutive
potential common shares outstanding	1,176,362	1,175,578	1,180,483	1,163,805

Diluted earnings per share	$.59	$.39	$1.34	$1.38

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income as reported	$692	$461	$1,576	$1,605
Deduct: Stock-based compensation expense
Determined under fair value based method	(4)	(9)	(12)	(27)

Pro forma net income	688	452	1,564	1,578

Basic earnings per share	.64	.41	1.43	1.43
Pro forma basic earnings per share	.63	.40	1.42	1.41

Diluted earnings per share	.59	.39	1.34	1.38
Pro forma basic earnings per share	.59	.38	1.33	1.36

Note 4 — Recently Adopted Accounting Standards

On January 1, 2003, the Company adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities.

Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the nine-month and three-month periods ended September 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2003 were $260.9 million compared to $251.5 million at December 31, 2002, an increase of $9.4 million. During the nine months ended September 30, 2003, securities increased $14.0 million, loans receivable increased $7.4 million and Federal Home Loan Bank stock increased $4.6 million offset by $17.7 million decrease in cash and cash equivalents.

The allowance for loan losses was $582,000 and $574,000 at September 30, 2003 and December 31, 2002, respectively. Non-performing assets were $461,000 and $290,000 at September 30, 2003 and December 31, 2002, respectively.

Total liabilities at September 30, 2003 were $231.8 million compared to $221.6 million at December 31, 2002, an increase of $10.2 million, primarily due to increases of $9.5 million in deposits and $3.9 million in Federal Home Loan Bank advances, offset by a decrease of $2.4 million in repurchase agreements. Deposits continued to increase as a result of consumers’ hesitancy to place funds in other investment vehicles such as the stock market in the current economic environment. Federal Home Loan Bank advances increased as a result of management taking advantage of low fixed rate term advances for asset/liability management purposes.

Stockholders’ equity at September 30, 2003 was $29.1 million compared to $29.9 million at December 31, 2002. The decrease was primarily attributable to the repurchase of 84,307 shares of common stock at an average price of $25.67 and dividends declared of $494,000 offset by the net income of the Company.

RESULTS OF OPERATIONS

Net income increased $231,000 to $692,000 for the quarter ended September 30, 2003 compared to the same period in 2002. Net income decreased $29,000 to $1.6 million for the six months ended September 30, 2003 compared to the nine months ended June 30, 2002.

Net interest income increased $170,000 to $2.0 million for the quarter ended September 30, 2003 compared to the same period in 2002. Net interest income increased $217,000 to $5.5 million for the nine months ended September 30, 2003 compared to the same period in 2002. The net interest margin increased to 3.13% for the three-month period ended September 30, 2003, from 3.06% for the three-month period ended September 30, 2002. This was largely due to an increase in the spread to 2.92% for the three-month period ended September 30, 2003, from 2.76% for three-month period ended September 30, 2002. The average yield on earning assets decreased to 5.44% and 5.43% for the three-month and nine-month periods ended September 30, 2003, respectively, from 6.20% and 6.33% for the three-month and nine-month periods ended September 30, 2002, respectively. The average cost of funds also decreased to 2.52% and 2.72% for the three-month and nine-month periods ended September 30, 2003, respectively, from 3.44% and 3.65% for the three-month and nine-month periods ended September 30, 2002, respectively.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses was $0 for the three-month and nine-month periods ended September 30, 2003, respectively, and $30,000 and $80,000 for the three-month and nine-month periods ended September 30, 2002. The decrease in the provision for loan losses is a direct result of a decrease in the volume of loan participations purchased which generally have a greater loss experience than other loans.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimatible.

Noninterest income increased $182,000 to $374,000 and decreased $51,000 to $836,000 for the three-month and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase for the three-month period reflects an increase in fee income and receipt of a Bank Enterprise Award from the Department of Treasury. The decrease for nine-month period reflects a $126,000 gain on sale of land held for expansion during 2002. This land was excess land that was adjacent to the Company’s Westmont branch location.

Noninterest expense increased $17,000 to $1.3 million and increased $255,000 to $4.0 million for the three-month and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase for both periods are due to higher compensation costs primarily increases in employee benefits, health insurance and additional staffing.

The Company’s federal income tax expense increased $134,000 to $349,000 for the quarter ended September 30, 2003 compared to the same period in 2002, while income tax expense increased $20,000 to $783,000 for the nine-month period ended September 30, 2003 compared to the same period in 2002. The change in income tax was attributable to changes in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s liquidity ratio was 46% at September 30, 2003.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1.2 million and $851,000 in 2003 and 2002, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. The net cash used in investing activities were $26.5 million and $6.7 million in 2003 and 2002, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $7.6 million and ($3.1) million in 2003 and 2002, respectively.

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $ 24.0 million, or 9.4% of adjusted total assets, which is above the required level of $10.3 million, or 4.0%; and total risk-based capital of $24.6 million, or 15.6% of risk-weighted assets, which is above the required level of $12.6 million, or 8.0%. The Bank at September 30, 2003 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At September 30, 2003, cash and short-term investments totaled $6.3 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

At September 30, 2003, the Bank had outstanding commitments to originate mortgage loans of $4.8 million, and $1.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2003 totaled $77.1 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Subsequent to December 31, 2002, the Company entered into a $1.8 million contract to reconstruct the 55th Street branch office. The construction started in 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2003, the Bank’s most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (17)% and would result in a $5.6 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank’s business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors quarterly.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2003 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$22,753	$(9,795)	(30)%	8.59%	(301) bp
+ 200 bp	26,968	(5,580)	(17)	9.96	(164) bp
+ 100 bp	30,614	(1,934)	(6)	11.07	(53) bp
0 bp	32,548	—	—	11.60	—
- 100 bp	32,427	(121)	0	11.46	(14) bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

The Bank and the Company do not maintain any securities for trading purposes. The Bank and the Company do not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank and the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

Management has not yet completed the computation of NPV as of September 30, 2003 but estimates that the results would not be materially different than those presented above.

ITEM 4.   CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None

ITEM 2.   CHANGES IN SECURITIES.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certification of David A. Remijas required by Rule 13a-14(a)

31.2	Certification of Steven J. Pokrak required by Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer (attached as an exhibit and incorporated herein by reference.)

(b)	Reports on Form 8-K. On August 1, 2003, Park Bancorp, Inc. announced earnings for the second quarter, 2003 and on September 2, 2003, Park Bancorp, Inc. announced completion of a stock repurchase program and adoption of a new stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.
Date: November 14, 2003	/s/ David A. Remijas

David A. Remijas President and Chief Executive Officer
Date: November 14, 2003	/s/ Steven J. Pokrak

Steven J. Pokrak Treasurer and Chief Financial Officer