Form 10-K
period 2003-12-31
PARK BANCORP INC
filed 2004-03-30
CIK 1013554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                             Yes _______ No ___X___

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $25,648,000 as of June 30, 2003.

As of March 19, 2004, the Registrant had outstanding 1,150,195 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 5, 2004., are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Park Bancorp, Inc. ("the Company") is a bank holding company engaged in the business of banking through its wholly owned subsidiary Park Federal Savings Bank ("the Bank") and real estate development through its wholly owned subsidiary PBI Development Corporation ("PBI"). The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. The Bank also has two wholly owned subsidiaries. GPS Development Corp. ("GPS") is an Illinois corporation, which participates in residential real estate development projects. GPS Corporation is an Illinois corporation, which conducts limited insurance activities.

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

MARKET AREA AND COMPETITION

The Bank is a community-oriented savings bank. The Bank's primary deposit gathering area is concentrated in the communities surrounding its offices, while its lending activities primarily include areas throughout Cook, DuPage, and Will Counties in Illinois.

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

LENDING ACTIVITIES

GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2003, the Bank had total gross loans outstanding of $161.9 million, of which $100.1 million were one-to-four-family residential mortgage loans, or 61.86% of the Bank's total gross loans. The remainder of the portfolio consists of $19.2 million of multi-family mortgage loans, or 11.84% of total gross loans; $17.0 million of commercial real estate loans, or 10.50% of total gross loans; $13.0 million of construction and land loans, or 8.04% of total gross loans; and consumer and other loans of $12.6 million, or 7.76% of total gross loans. The Bank had no loans held for sale at December 31, 2003.

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

                           -------------------------------At December 31,--------------------------------
                                                          ---------------
                           --------2003--------        --------2002---------         --------2001--------
                                   ----                        ----                          ----
                                         Percent                     Percent                      Percent
                           Amount       of Total       Amount       of Total         Amount      of Total
                           ------       --------       ------        --------        ------      --------
Real estate
    Residential
       One-to-four-
         family          $ 100,136          61.86%    $  96,351          62.46%    $  87,620       63.00%
       Multi-family         19,167          11.84        17,977          11.65        17,279       12.43
    Commercial              16,998          10.50         9,607           6.23         8,548        6.15
    Construction and
      land                  13,013           8.04        11,159           7.23        10,668        7.67
Consumer and other          12,559           7.76        19,166          12.43        14,947       10.75
                         ---------    -----------     ---------    -----------     ---------   ---------

    Total loans, gross     161,873         100.00%      154,260         100.00%      139,062      100.00%
                                      ===========                  ===========                 =========

Undisbursed portion
  of loans
  funds                     (1,812)                      (5,226)                      (3,329)
Deferred loan
  origination fees
  and unearned
  discounts                   (526)                        (467)                        (445)
Allowance for
  loan losses                 (578)                        (574)                        (500)
                         ---------                    ---------                    ---------

    Total loans, net     $ 158,957                    $ 147,993                    $ 134,788
                         =========                    =========                    =========


[WIDE TABLE CONTINUED FROM ABOVE]

                             --------------At December 31,----------------
                                           ---------------
                             -------2000---------     ---------1999-------
                                    ----                       ----
                                          Percent                  Percent
                             Amount      of Total     Amount      of Total
                             ------      --------     ------      --------
Real estate
    Residential
       One-to-four-
         family            $  71,375        70.23%   $  66,826        75.03%
       Multi-family           10,924        10.75        9,847        11.05
    Commercial                 5,316         5.23        3,756         4.22
    Construction and
      land                     9,130         8.98        6,076         6.82
Consumer and other             4,882         4.81        2,561         2.88
                           ---------    ---------    ---------     --------

    Total loans, gross       101,627       100.00%      89,066       100.00%

Undisbursed portion
  of loans
  funds                       (3,763)                   (1,543)
Deferred loan
  origination fees
  and unearned
  discounts                     (347)                     (331)
Allowance for
  loan losses                   (500)                     (500)
                           ---------                 ---------

    Total loans, net       $  97,017                 $  86,692
                           =========                 =========

LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans at December 31, 2003. The table does not include principal prepayments.

                                     -----------------Real Estate Loans---------------
                                                      -----------------
                                      One-to-                              Construction     Consumer       Total
                                       Four-       Multi-                       and            and         Loans
                                      Family       Family     Commercial       Land           Other     Receivable
                                      ------       ------     ----------   -------------    --------    ----------
Amounts due
    One year or less                 $    295     $     406    $     374    $  10,621    $    4,248     $   15,944

    After one year
       More than one year
         to three years                   249         2,079        1,066        1,474         2,554          7,422
       More than three years
         to five years                    741         6,905        5,885          828         4,246         18,605
       More than five years
         to ten years                   3,871         4,393        2,833           90           605         11,792
       More than ten years
         to twenty years               36,741         5,384        6,840           --           906         49,871
       More than twenty years          58,239            --           --           --            --         58,239
                                     --------     ---------    ---------    ---------    ----------     ----------

          Total due after
            December 31, 2004          99,841        18,761       16,624        2,392         8,311        145,929
                                     --------     ---------    ---------    ---------    ----------     ----------

              Gross loans
                receivable           $100,136     $  19,167    $  16,998    $  13,013    $   12,559     $  161,873
                                     ========     =========    =========    =========    ==========     ==========

The following table sets forth at December 31, 2003 the dollar amount of total gross loans receivable contractually due after December 31, 2004 and whether such loans have fixed interest rates or adjustable interest rates.

                                          ------Due After December 31, 2004---
                                                ---------------------------
                                              Fixed     Adjustable     Total
                                              -----     ----------     -----
Real estate loans
   Residential
      One-to-four-family                  $   93,874   $    5,967   $   99,841
      Multi-family                            18,575          186       18,761
   Commercial                                 13,915        2,709       16,624
   Construction and land                       2,222          170        2,392
Consumer and other                             5,950        2,361        8,311
                                          ----------   ----------   ----------

   Total gross loans receivable           $  134,536   $   11,393   $  145,929
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

The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated:

                                              For the Year Ended December 31,
                                              ------------------------------
                                              2003        2002          2001
                                              ----        ----          ----

Beginning balance, net                    $  147,993   $  134,788   $   97,017
   Loans originated
       One-to-four-family                     37,967       30,553       31,585
       Multi-family                            6,907        4,860        8,728
       Commercial real estate                 10,873        3,393        3,354
       Construction and land                   9,405        9,832        7,113
       Consumer and other                      3,373        2,570          616
                                          ----------   ----------   ----------
          Total loans originated              68,525       51,208       51,396
   Loans purchased                             7,605       16,238       10,144
                                          ----------   ----------   ----------
                                              76,130       67,446       61,540

Principal payments                           (68,576)     (52,270)     (24,203)
Change in allowance for loan losses               (4)         (74)          --
Change in undisbursed loan funds               3,414       (1,897)         434
                                          ----------   -----------  ----------

   Ending balance, net                    $  158,957   $  147,993   $  134,788
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

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2003, the Bank had $6.8 million in purchased mortgage loans and loan participations serviced by others, totaling 4.18% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank's Executive Committee reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2003, the Bank had $545,000 of assets classified as "Special Mention" and $76,000 of assets classified as "Doubtful." No assets were classified as "Substandard" or "Loss."

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

                                      -----------------------------At December 31,----------------------------
                                                                   ---------------
                                          2003          2002           2001           2000            1999
                                          ----          ----           ----           ----            ----
Nonaccrual loans
     Residential real estate
         One-to-four-family           $       544    $       235     $       122    $       457    $        --
         Multi-family                          --             --              --             --             --
     Commercial                                --             --              --             --             --
     Construction and land                     --             --              --             --             --
     Consumer and other                         1             --              --              1             63
                                      -----------    -----------     -----------    -----------    -----------
Total nonperforming loans                     545            235             122            458             63
REO                                            76             55              --             --             --
                                      -----------    -----------     -----------    -----------    -----------

Total nonperforming assets            $       621    $       290     $       122    $       458    $        63
                                      ===========    ===========     ===========    ===========    ===========

At December 31, 2003, there were five loans totaling $464,000 that were 60 to 89 days delinquent.

                                      -----------------------------At December 31,----------------------------
                                                                   ---------------
                                          2003            2002          2001          2000            1999
                                          ----            ----          ----          ----            ----
Allowance for loan losses as a
  percent of gross loans receivable          0.36%          0.37%           0.36%          0.49%          0.56%

Allowance for loan losses as a per-
   cent of total nonperforming loans       106.06         244.26          409.84         109.17         793.65

Nonperforming loans as a percent of
  gross loans receivable(1)                  0.34           0.15            0.09           0.45           0.07

Nonperforming assets as a percentage
  of total assets(1)                         0.23           0.12            0.05           0.19           0.03

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

The following table sets forth activity in the Bank's allowance for loan losses for the years set forth in the table.

                                          2003           2002           2001           2000            1999
                                          ----           ----           ----           ----            ----
Balance at beginning of year          $       574    $       500     $       500    $       500    $       500
Provision for loan losses                      --            120              --             --             --
Charge-offs
    One-to-four-family                         --            (19)             --             --             --
    Consumer and other                        (22)           (27)             --             --             --
                                      -----------    -----------     -----------    -----------    -----------
       Total                                  552            574              --             --             --
Recoveries                                     26             --              --             --             --
                                      -----------    -----------     -----------    -----------    -----------

Balance at end of year                $       578    $       574     $       500    $       500    $       500
                                      ===========    ===========     ===========    ===========    ===========

Net charge-offs to average
  gross loans outstanding                      --%          0.03%            --%             --%            --%

The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                             ---------------------------------------At December 31,------------------------------------
                                                                    ---------------
                             ------------2003-------------  ------------2002------------  -------------2001------------
                                         ----                           ----                           ----
                                                 Percent of                     Percent of                     Percent of
                                                    Gross                          Gross                          Gross
                                                  Loans in                       Loans in                       Loans in
                                                    Each                           Each                           Each
                                      Percent of  Category           Percent of  Category          Percent of  Category
                                       Allowance  to Total           Allowance   to Total          Allowance   to Total
                                       to Total    Gross             to Total     Gross             to Total     Gross
                              Amount   Allowance   Loans    Amount   Allowance    Loans    Amount   Allowance    Loans
                              -------------------------------------------------------------------------------------------
One-to-four-family           $   200    34.60%     61.86%   $  241     41.99%     62.46%   $  190     38.00%     63.00%
Multi-family                      61    10.55      11.84        90     15.68      11.65        60     12.00      12.43
Commercial                        68    11.76      10.50        48      8.36       6.23        59     11.80       6.15
Construction and land            104    17.99       8.04        57      9.93       7.23        57     11.40       7.67
Consumer and other               145    25.10       7.76       138     24.04      12.43        69     13.80      10.75
Unallocated                        -       --         --        --        --         --        65     13.00         --
                             -------  -------    -------    ------     -----     ------    ------   -------    -------

   Total allowance for loan
     losses                  $   578   100.00%    100.00%   $  574    100.00%    100.00%  $   500    100.00%    100.00%
                             =======  =======    =======    ======    ======     ======   =======   =======    =======

[WIDE TABLE CONTINUED FROM ABOVE]

                             ----------------------At December 31,-----------------------
                                                   --------------
                             ------------2000-------------  ------------1999-------------
                                         ----                           ----
                                                 Percent of                    Percent of
                                                    Gross                         Gross
                                                  Loans in                       Loans in
                                                    Each                           Each
                                     Percent of  Category           Percent of  Category
                                     Allowance   to Total           Allowance   to Total
                                      to Total     Gross             to Total     Gross
                              Amount  Allowance    Loans    Amount   Allowance    Loans
                             ----------------------------------------------------------
One-to-four-family            $  177    35.40%     70.23%    $  267    53.40%     75.03%
Multi-family                      55    11.00      10.75         98    19.60      11.05
Commercial                        60    12.00       5.23         38     7.60       4.22
Construction and land             54    10.80       8.98         61    12.20       6.82
Consumer and other                49     9.80       4.81         11     2.20       2.88
Unallocated                      105    21.00         --         25     5.00         --
                              ------   ------     ------     ------   ------     ------

   Total allowance for loan
     losses                   $  500   100.00%    100.00%    $  500   100.00%    100.00%
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

All United States government securities held at December 31, 2003 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company's securities at the dates indicated.

                                    ------------------------------At December 31,-------------------------------
                                                                  ---------------
                                    -----------2003--------   ----------2002--------    ----------2001----------
                                               ----                     ----                      ----
                                      Carrying       Fair       Carrying       Fair       Carrying        Fair
                                       Amount        Value       Amount        Value       Amount         Value
---------------------------------------------------------------------------------------------------------------
Available-for-sale
    U.S. government  securities     $    10,023  $   10,023   $       --   $       --   $   29,627   $   29,627
    Corporate bonds                      11,747      11,747       18,080       18,080       15,052       15,052
    Mortgage-backed securities
       FNMA (1)                          28,929      28,929       16,220       16,220        5,156        5,156
       FHLMC (2)                         15,723      15,723       17,750       17,750        8,641        8,641
    Municipal securities                     --          --        1,259        1,259        1,415        1,415
    Equity securities                     5,636       5,636        7,804        7,804        5,813        5,813
                                    -----------  ----------   ----------   ----------   ----------   ----------

       Total available-for-sale     $    72,058  $   72,058   $   61,113   $   61,113   $   65,704   $   65,704
                                    ===========  ==========   ==========   ==========   ==========   ==========

(1)  Federal National Mortgage Association.

(2)  Federal Home Loan Mortgage Corporation.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company's securities and mortgage-backed securities as of December 31, 2003. All of the Company's securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

                                      --------------------------At December 31, 2003---------------------
                                                                --------------------
                                                                   More than One         More than Five
                                         One Year or Less       Year to Five Years     Years to Ten Years
                                         ----------------       ------------------     ------------------

                                                  Weighted                Weighted               Weighted
                                      Carrying     Average     Carrying    Average    Carrying    Average
                                       Amount       Yield       Amount      Yield      Amount      Yield
                                       ------       -----       ------      -----      -----       -----
Securities
    U.S. government securities         $     --      --%      $   3,005     3.37%      $   7,018   4.15%
    Corporate notes                          --      --          11,747     5.08              --     --
    Equity securities                        --      --              --      --               --     --
                                      ---------    ----       ---------    ----        ---------   -----

       Total securities               $      --      --%      $  14,752     4.71%      $   7,018   4.15%
                                      =========    ====       =========     ====       =========   =====

Mortgage-backed securities
    FNMA                              $      81    6.00%      $     541     5.83%      $      --     --%
    FHLMC                                     -       -           1,534     4.98             760    5.33
                                      ---------    ----       ---------     ----       ---------   -----

       Total mortgage-
         backed securities            $      81   6.00%       $   2,075     5.20%      $     760   5.33%
                                      =========    ====       =========     ====       =========   =====

[WIDE TABLE CONTINUED FROM ABOVE]

                                      --------------At December 31, 2003------------
                                                    --------------------
                                               More than
                                               Ten Years                 Total
                                               ---------                 -----

                                                     Weighted               Weighted
                                          Carrying    Average     Carrying   Average
                                           Amount      Yield       Amount     Yield
                                           ------      -----       ------     -----
Securities
    U.S. government securities          $       --       --%    $   10,023     3.89%
    Corporate notes                             --       --         11,747     5.08
    Equity securities                           --       --          5,636     3.32
                                        ----------    -----     ----------     ----

       Total securities                 $       --       --%    $   27,406     4.28%
                                        ==========    =====     ==========     ====

Mortgage-backed securities
    FNMA                                $   28,307     3.80%    $   28,929     3.85%
    FHLMC                                    13,42     3.71         15,723     3.91
                                        ----------    -----     ----------     ----

       Total mortgage-
         backed securities              $   41,736     3.78%    $   44,652     3.87%
                                        ==========    =====     ==========     ====

Included in the table above are $10.0 million of FHLB and FHLMC notes that are callable at the option of the issuing agency. Callable and variable rate FHLB advances totaled $20.0 million and $2.0 million at December 31, 2003, respectively. The Company has call risk on both the investing and borrowing positions. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

SOURCES OF FUNDS

GENERAL. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2003, the Bank had $72.0 million of certificate accounts maturing in a year or less. The Bank's deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

                                              ---------Years Ended December 31,--------
                                                       -----------------------
                                                  2003          2002            2001
                                                  ----          ----            ----
Net deposits (withdrawals)                    $     3,073    $    (4,443)   $     9,145
Interest credited on deposit accounts               3,421          5,337          5,956
                                              -----------    -----------    -----------

    Total increase in deposit accounts        $     6,494    $       894    $    15,101
                                              ===========    ===========    ===========

At December 31, 2003, the Bank had $14.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                       Weighted
                                                        Average
     Maturity Period                      Amount         Rate
     ---------------                      ------         ----
Three months or less                    $     2,262      2.35%
Over three through six months                 1,666      2.27
Over six through twelve months                5,259      2.47
Over twelve months                            5,691      3.34
                                        -----------      ----

    Total                               $    14,878      2.76%
                                        ===========      ====

The following table sets forth the distribution of the Bank's deposit accounts for the years indicated.

                                      -----------------------------------------December 31,-----------------------------------------
                                                                               ------------
                                      -----------2003------------      ------------2002--------------    -----------2001------------
                                                 ----                              ----                             ----
                                                         Percent of                       Percent of                      Percent of
                                         Amount             Total         Amount             Total          Amount           Total
                                         ------             -----         ------             -----          ------           -----
Passbook accounts $                   $     36,368          21.33%     $     34,626          21.12%       $   33,543          20.57%
Money market savings accounts               11,044           6.48             8,576           5.23             7,901           4.85
NOW accounts                                10,258           6.02             8,804           5.37             8,316           5.10
Non-interest-bearing accounts                6,099           3.58             4,478           2.73             4,915           3.01
                                      ------------       --------      ------------       --------      ------------       --------
     Total transaction accounts             63,769          37.41            56,484          34.45            54,675          33.53
Certificate accounts
     1.00% to 1.99%                         46,429          27.24             7,299           4.45                --             --
     2.00% to 2.99%                         33,470          19.63            32,619          19.89             8,951           5.49
     3.00% to 3.99%                         13,744           8.06            47,111          28.73            14,499           8.89
     4.00% to 4.99%                          8,191           4.81            13,528           8.25            22,167          13.59
     5.00% to 5.99%                          1,933           1.13             3,753           2.29            33,750          20.70
     6.00% to 6.99%                          2,926           1.72             3,174           1.94            28,019          17.18
     7.00% to 7.99%                             --             --                --             --             1,013           0.62
                                      ------------       --------      ------------       --------      ------------       --------

         Total certificate accounts        106,693          62.59           107,484          65.55           108,399          65.51
                                      ------------       --------      ------------       --------      ------------       --------

              Total deposits          $    170,462         100.00%     $    163,968         100.00%     $    163,074         100.00%
                                      ============       ========      ============       ========      ============       ========

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

                                        --------------------Period to Maturity from December 31, 2003----------------
                                                            -----------------------------------------
                                         Less than       1 to         2 to         3 to         4 to       More than
                                          1 Year        2 Years      3 Years      4 Years      5 Years      5 Years        Total
                                          ------        -------      -------      -------      -------      -------        -----
Certificate accounts
    1.00% to 1.99%                      $   42,049   $    4,380   $       --    $      --    $       --   $       --   $    46,429
    2.00% to 2.99%                          21,197       10,891        1,050           23           309           --        33,470
    3.00% to 3.99%                           3,988        5,073          230          975         3,423           55        13,744
    4.00% to 4.99%                           1,946        1,877          585        3,456           323            4         8,191
    5.00% to 5.99%                           1,430          304           47          152             -            -         1,933
    6.00% to 6.99%                           1,378          275           13        1,260             -            -         2,926
                                        ----------   ----------   ----------    ---------    ----------   ----------    ----------

       Total                            $   71,988   $   22,800   $    1,925    $   5,866    $    4,055   $       59    $  106,693
                                        ==========   ==========   ==========    =========    ==========   ==========    ==========

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $55.2 million of FHLB advances outstanding at December 31, 2003, which carry interest rates ranging from 1.34% to 4.95% and mature on various dates, subject to certain call options by the FHLB.

The Company's borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:
                                                        2003           2002
                                                        ----           ----

Balance at year end                                 $    6,904     $    10,599
Maximum month-end balance during the year               10,789          10,775
Average balance during the year                          9,006          10,509
Average interest rate at year end                         2.93%           3.24%
Average interest rate during the year                     2.93            3.81

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

Real estate development activities involve risks that could have an adverse effect on the profitability of the Bank. PBI and GPS incur substantial costs to acquire, improve, and market the land prior to commencement of construction. There are negative cash flows in the early stages of the project as development costs are incurred. Positive cash flows do not occur until sales of the lots are closed. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold or is sold over a longer period of time than initially contemplated, or a combination of these factors occurs. Additionally, the ability to generate income from such projects is dependent, in part, on the economy of the metropolitan Chicago area. Although the economy has been stable in recent years, there can be no assurance that it will continue to be favorable. There were no gains or losses on the sales of real estate held for development for the years ended December 31, 2003 and 2002; and there was a $13,000 gain in 2001.

EMPLOYEES

At December 31, 2003, the Company had 54 full-time equivalent employees. None of the Company's employees are represented by any collective bargaining group. Management considers its relationship with the employees to be excellent.

REGULATION

The Bank is subject to regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Bank is also required to either provide notice or apply to the OTS before making dividend payments. Periodic examinations by the OTS and the FDIC test the Bank's compliance with various regulations, including, among others, those dealing with capital adequacy, safety and soundness and consumer protection. The Company, as a savings bank holding company, is also required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC") under the federal securities laws. This regulation and supervision establish a comprehensive framework of activities in which a depository institution and its holding company can engage and are intended primarily for the protection of the insurance fund and depositors, rather than the stockholders of the Company. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in the regulatory structure or the applicable statutes, regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company and the Bank and their operations.

RECENT FEDERAL LEGISLATIVE INITIATIVES. PATRIOT ACT OF 2001. The PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorists attacks, requires bank regulators to consider a financial institution's compliance with the Bank Secrecy Act ("BSA") when reviewing applications from financial institutions. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involve illegal funds, are designed to evade the requirements of the BSA, or have no lawful purpose. The Bank's compliance with the BSA therefore will be considered by its federal regulators when reviewing applications submitted by the Bank.

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

The provisions in the GLB Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase our authority to affiliate with securities firms, insurance companies, or other financial companies. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit the Company's competitors.

The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Final regulations implementing customer privacy restrictions under the GLB Act have been promulgated by the OTS and the other federal bank regulators. Compliance with such privacy regulations was voluntary until July 2001.

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

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank's main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has branch locations at 2740 West 55th Street, Chicago, Illinois 60632 and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all three of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The Bank recently purchased property, for a price of $428,000, near the 55th Street location for possible future expansion.


ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's business, financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PFED" and has 729 stockholders as of December 31, 2003. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2003 and 2002.

                                 ----------------2003----------------  ----------------2002----------------
                                                 ----                                  ----
                                                           Dividends                            Dividends
                                     High         Low      Declared       High         Low      Declared
                                     ----         ---      --------       ----         ---      --------
First quarter                    $   26.14   $   22.85   $    0.15   $    19.25    $  17.71    $   0.12
Second quarter                       28.45       24.90        0.15        23.10       18.50        0.12
Third quarter                        28.10       25.80        0.15        23.00       20.86        0.15
Fourth quarter                       29.79       26.58        0.15        23.76       22.00        0.15

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

SELECTED FINANCIAL DATA

                                              --------------------At or for the year ended December 31,------------------
                                                                  -------------------------------------
                                                   2003            2002           2001           2000            1999
                                                   ----            ----           ----           ----            ----
Total assets                                   $   266,063     $  251,532     $  243,448     $   235,183     $  226,027
Cash and cash equivalents                           11,081         23,998         27,909           4,066          4,024
Securities available-for-sale                       72,058         61,113         65,704         125,220        124,359
Loans receivable, net(1)                           158,957        147,993        134,788          97,017         86,692
Deposits                                           170,462        163,968        163,074         147,973        145,675
Securities sold under repurchase
  agreements                                         6,904         10,599         10,658          18,686         13,185
FHLB advances                                       55,175         43,663         39,000          36,000         36,000
Stockholders' equity                                29,540         29,894         27,278          29,279         27,358

Interest income                                     13,653         14,675         16,519          16,006         14,920
Interest expense                                     5,972          7,541         10,107           9,873          8,171
Net interest income                                  7,681          7,134          6,412           6,133          6,749
Provision for loan losses                                -            120              -               -              -
Noninterest income                                   1,090          1,154            777             723          2,045
Noninterest expense                                  5,380          4,967          4,754           4,497          4,702
Income tax expense                                   1,141          1,036            831             802          1,385
Net income                                           2,250          2,165          1,604           1,557          2,707

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                      ------------At or for the Year Ended December 31,-----------
                                                                  -------------------------------------
                                                      2003           2002         2001         2000         1999
                                                      ----           ----         ----         ----         ----
PERFORMANCE RATIOS:
     Return on average assets                          0.85%         0.88%         0.65%       0.68%         1.23%
     Return on average equity                          7.61          7.64          5.58        5.86          7.87
     Average equity to average assets                 11.23         11.53         11.67       11.64         15.61
     Dividend payout ratio                            28.98         27.85         38.09       44.64         34.28
     Net interest rate spread(2)                       2.86          2.74          2.18        2.30          2.56
     Net interest margin(3)                            3.07          3.04          2.68        2.80          3.20
     Efficiency ratio(4)                              61.34         59.93         66.12       65.59         53.47
     Noninterest expense to average assets             2.04          2.02          1.93        1.97          2.13

ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of gross loans receivable(5)            0.34%         0.15%         0.09%       0.45%         0.07%
     Nonperforming assets as a
       percentage of total assets(5)                   0.23          0.12          0.05        0.19          0.03
     Allowance for loan losses as a
      percent of gross loans receivable                0.36          0.37          0.38        0.49          0.56
     Allowance for loan losses as a
       percent of nonperforming loans(5)             106.06        244.26        409.84      109.17        793.65

OTHER DATA:
     Number of full service offices                    3             3             3           3             3

(1) The allowance for loan losses at December 31, 2003 and 2002 was $578 and $574, respectively, and $500 for the years ended December 31, 2001, 2000, and 1999.

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

AVERAGE STATEMENT OF FINANCIAL CONDITION

The following table sets forth certain information relating to the Company's Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2003, 2002, and 2001. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees, which are considered adjustments to yields.

                                                     --------------------------Year Ended December 31,-----------------------------
                                                                               -----------------------
                                                     ------------------2003---------------     ------------------2002---------------
                                                                       ----                                      ----
                                                                                   Average                                   Average
                                                        Average                    Yield/        Average                      Yield/
                                                        Balance      Interest       Cost         Balance       Interest        Cost
                                                        -------      --------       ----         -------       --------        ----
ASSETS
   Interest-earnings assets
     Securities, net(1)                              $    37,478     $  1,681        4.49%     $    41,513    $   2,411        5.81%
     Loans receivable(2)                                 151,866       10,239        6.74          145,447       10,742        7.39
     Mortgage-backed securities, net(1)                   38,367        1,481        3.86           23,034        1,235        5.36
     Interest-earning deposits and other investments      22,171          252        1.14           24,547          287        1.17
                                                     -----------     --------                  -----------    ---------
       Total interest-earning assets                     249,882       13,653        5.46          234,541       14,675        6.26
   Non-interest-earning assets                            13,504                                    11,363
                                                     -----------                               -----------

     Total assets                                    $   263,386                               $   245,904
                                                     ===========                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                               $    36,091          340        0.94      $    34,530          506        1.47
     Money market savings accounts                         9,907          153        1.54            8,153          153        1.88
     NOW accounts                                         15,671           50        0.32           12,780           53         .41
     Certificate accounts                                109,752        3,260        2.97          107,739        4,408        4.09
                                                     -----------     --------                  -----------    ---------
       Total deposits                                    171,421        3,803        2.22          163,202        5,120        3.14
     FHLB advances and other borrowings                   58,285        2,169        3.72           50,966        2,421        4.75
                                                     -----------     --------                  -----------    ---------
       Total interest-bearing liabilities                229,706        5,972        2.60          214,168        7,541        3.52
                                                                     --------                                 ---------
   Non-interest-bearing liabilities                        4,102                                     3,385
                                                     -----------                               -----------
     Total liabilities                                   233,808                                   217,553
   Stockholders' equity                                   29,578                                    28,351
                                                     -----------                               -----------

     Total liabilities and stockholders' equity      $   263,386                               $   245,904
                                                     ===========                               ===========

   Net interest income                                               $  7,681                                 $   7,134
                                                                     ========                                 =========

   Net interest rate spread(3)                                                       2.86%                                     2.74%
   Net interest margin(4)                                                            3.07%                                     3.04%
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                 108.78%                                   109.51%

[WIDE TABLE CONTINUED FROM ABOVE]

                                                       --------Year Ended December 31,-------
                                                                 -----------------------
                                                       -----------------2001-----------------
                                                                        ----
                                                                                      Average
                                                         Average                      Yield/
                                                         Balance      Interest         Cost
                                                         -------      --------         ----
ASSETS
   Interest-earnings assets
     Securities, net(1)                                $    88,751   $    6,153        6.93%
     Loans receivable(2)                                   114,218        8,868        7.76
     Mortgage-backed securities, net(1)                     16,660          993        5.96
     Interest-earning deposits and other investments        19,914          505        2.54
                                                       -----------    ---------
       Total interest-earning assets                       239,543       16,519        6.90
   Non-interest-earning assets                               6,946
                                                       -----------

     Total assets                                      $   246,489
                                                       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities
     Passbook accounts                                 $    32,528          648        1.99
     Money market savings accounts                           7,425          242        3.26
     NOW accounts                                           12,234           85         .69
     Certificate accounts                                  110,671        6,366        5.75
                                                       -----------    ---------
       Total deposits                                      162,858        7,341        4.51
     FHLB advances and other borrowings                     51,109        2,766        5.41
                                                       -----------    ---------
       Total interest-bearing liabilities                  213,967       10,107        4.72
                                                                      ---------
   Non-interest-bearing liabilities                          3,761
                                                       -----------
     Total liabilities                                     217,728
   Stockholders' equity                                     28,761
                                                       -----------

     Total liabilities and stockholders' equity        $   246,489
                                                       ===========
   Net interest income                                                $   6,412
                                                                      =========
   Net interest rate spread(3)                                                         2.18%
   Net interest margin(4)                                                              2.68%
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                   111.95%

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

                                    -------2003 Compared to 2002-------    --------2002 Compared to 2001------
                                           ---------------------                   ---------------------
                                        Increase (Decrease) Due to              Increase (Decrease) Due to
                                       Volume        Rate           Net       Volume         Rate         Net
                                       ------        ----           ---       ------         ----         ---
INTEREST EARNED ON
    Securities, net                 $    (181)   $     (549)  $     (730)  $   (2,423)  $   (1,319)  $   (3,742)
    Loans receivable, net                 433          (936)        (503)       2,308         (434)       1,874
    Mortgage-backed securities,
      net                                 592          (346)         246          342         (100)         242
    Interest-earning deposits
      and other investments               (27)           (8)         (35)         107         (325)        (218)
                                    ---------    ----------   ----------   ----------   ----------   ----------
       Total interest-earning
         assets                           817        (1,839)      (1,022)         334       (2,178)      (1,844)
                                    ---------    ----------   ----------   ----------   ----------   ----------

INTEREST EXPENSE ON
    Passbook savings accounts              15          (181)        (166)          29         (171)        (142)
    Money market savings accounts          27           (27)          --           14         (103)         (89)
    NOW accounts                            9           (12)          (3)           2          (34)         (32)
    Certificate accounts                   59        (1,207)      (1,148)        (120)      (1,839)      (1,959)
    FHLB advances and other
      borrowings                          273          (525)        (252)          (7)        (337)        (344)
                                    ---------    ----------   ----------   -----------  ----------   ----------
       Total interest-bearing
         liabilities                      383        (1,952)      (1,569)         (82)      (2,484)      (2,566)
                                    ---------    ----------   ----------   -----------  ----------   ----------

Change in net interest income       $     434    $      113   $      547   $      416   $      306   $      722
                                    =========    ==========   ==========   ==========   ==========   ==========


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

Total assets at December 31, 2003 were $266.1 million compared to $251.5 million at December 31, 2001 an increase of $14.6 million. Cash and cash equivalents decreased $12.9 million to $11.1 million at December 31, 2003, primarily as a result of loan demand during 2003. During 2003, loans increased by $11.0 million to $159.0 million, primarily as a result of a decreasing interest rate environment resulting in high volumes of loan originations and refinancings. In addition, the Company purchased $7.6 million of loan participations in 2003.

The allowance for loan losses was $578,000 and $574,000 for the years December 31, 2003 and 2002, respectively. There were no impaired loans at either date. Nonaccrual loans were $545,000 at December 31, 2003 compared to $235,000 at the prior year end. Losses, if any, on nonaccrual loans are not expected to be significant. Loans totaling $22,000 and $46,000 were charged off during 2003 and 2002, respectively. Recoveries totaled $26,000 in 2003, there were no recoveries in 2002.

Total liabilities at December 31, 2003 were $236.5 million compared to $221.6 million at December 31, 2002, an increase of $14.9 million. Deposits increased $6.5 million, the change was due to an increase in checking, money market, and passbook accounts. In addition, the Company increased FHLB advances by $11.5 million. These increases were partially offset by a decrease in securities sold under repurchase agreements of $3.7 million. The increase in borrowings was used to fund the increased loan demand that was experienced in 2003.

Stockholders' equity at December 31, 2003 was $29.5 million compared to $29.9 million at December 31, 2002, a decrease of $354,000. The decrease in stockholders' equity from December 31, 2002 was attributable to the repurchase of 87,107 shares of treasury stock at an average price of $25.72, cash dividends paid of $652,000, and unrealized losses on securities available for sale of $323,000 offset by net income of $2.3 million and exercised options of 14,007 shares at $15.74.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

General
-------

Net income increased to $2.3 million in 2003. The increase is primarily due to increases in the Company's net interest income, partially offset by an increase in noninterest expense.

Net Interest Income
-------------------

Interest income in 2003 was $13.7 million compared to $14.7 million in 2002, a decrease of 6.96%. The decrease in interest income was primarily due to an increase in the average balance of loans receivable and mortgage-backed securities of $21.8 million, partially offset by a $6.4 million decrease in the average balance of securities, interest-earning deposits, and other investments due to calls and maturities. The average yield on earning assets decreased 80 basis points due to a decreasing rate environment.

Interest expense in 2003 was $6.0 million compared to $7.5 million in 2002, a decrease of 20.8%. The decrease in interest expense is due to an increase in the average balance of deposits and other borrowings of $15.5 million, offset by a decrease in the average rate paid on deposits and borrowings of 92 basis points.

Net interest income in 2003 was $7.7 million compared to $7.0 million in 2002, an increase of 7.67%. The increase was primarily due to an increase in the net interest rate spread from 2.74% in 2002 to 2.86% in 2003 and an increase in the net interest margin from 3.04% in 2002 to 3.07% in 2003.

Provision for Loan Losses
-------------------------

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for losses on loans provided in 2003, and a $120,000 provision for losses on loans was provided in 2002. The lack of provision is indicative of management's assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income
------------------

Noninterest income in 2003 was $1.1 million compared to $1.2 million in 2002. The decrease was primarily attributable to a gain on the sale of real estate held for expansion of $126,000 in 2002, with no gains or losses recognized in 2003.

Noninterest Expense
-------------------

Noninterest expense in 2003 was $5.4 million compared to $5.0 million in 2002, an increase of 8.31%. The increase was primarily a result of increased compensation and benefits of $312,000 due to normal cost-of-living adjustments and increased health insurance costs.

Income Taxes
------------

Income tax expense was $1.1 million in 2003 compared to $1.0 million in 2002. The increase in income tax expense was primarily due to an increase in pre-tax income in 2003. The effective tax rate was 33.6% for the year ended December 31, 2003 compared to 32.4% for the prior year.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

General
-------

Net income increased to $2.2 million in 2002 from $1.6 million in 2001. The increase is primarily due to increases in the Company's net interest income and noninterest income, partially offset by increases in noninterest expense, which is more fully discussed below.

Net Interest Income
-------------------

Interest income in 2002 was $14.7 million compared to $16.5 million in 2001, a decrease of 11.2%. The decrease in interest income was primarily due to a decrease of $40.9 million in the average balance of securities and mortgage-backed securities due to calls and maturities, offset by an increase in the average balance of loans receivable of $31.2 million. In addition, there was a 64 basis point decrease in the average yield on earning assets due to a decreasing rate environment, which resulted in refinancings of mortgage loans at lower rates and repayment of mortgage-backed securities.

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

Provision for Loan Losses
-------------------------

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was a $120,000 provision for losses on loans provided in 2002, and no provision was provided in 2001. The increased provision for loan losses is reflective of the increase in net charge-offs to $46,000 in 2002 compared to none in the prior year. In addition, nonperforming loans increased to $235,000 at December 31, 2002 from $122,000 at December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's average regulatory liquidity ratios were 48.12%, 27.26%, and 41.36%, for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1.5 million, $1.6 million, and $3.0 million in 2003, 2002, and 2001, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities, and the investment in and proceeds from the sale of real estate held for development. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $11.8 million, $4.6 million, and $3.5 million in 2003, 2002, and 2001, respectively.

At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $24.8 million, or 9.5% of adjusted total assets, which is above the required level of $10.5 million, or 4%; and total risk-based capital of $25.4 million, or 16.0% of risk-weighted assets, which is above the required level of $12.7 million, or 8%.

The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At December 31, 2003, cash and short-term investments totaled $11.1 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

CRITICAL ACCOUNTING POLICIES

At December 31, 2003 the Company had no accounting policies that were determined to be critical. However, the following policy may impact the results of future operations of the company.

Allowance for Loan Losses: The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, both of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There are many factors affecting the allowance for loan losses; some quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that could adversely affect earnings or financial position in future periods.

COMMITMENTS

At December 31, 2003, the Bank had outstanding commitments to originate loans of $1.8 million, as compared to $1.7 million in 2002. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2003 totaled $72.0 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2003:

                                                  Less Than                                       After
                                     Total         1 Year        1 - 3 Years    4 - 5 Years      5 Years
                                     -----         ------        -----------    -----------      -------
Securities sold under
  agreements to
  repurchase                     $     6,904    $     6,904     $        --    $        --    $        --
FHLB advances                         55,175          8,000          29,414          7,761         10,000
                                 -----------    -----------     -----------    -----------    -----------
Total contractual
  cash obligations               $    62,079    $    14,904     $    29,414    $     7,761    $    10,000
                                 ===========    ===========     ===========    ===========    ===========

                                     Total
                                    Amounts       Less Than                                       Over
                                   Committed       1 Year        1 - 3 Years    4 - 5 Years      5 Years
                                   ---------       ------        -----------    -----------      -------

Letters of credit                $     1,527    $       967     $        --    $       560    $        --
Loans in process                       1,812          1,812              --             --             --
Commitments to make
     loans (all fixed rate)            1,763          1,763              --             --             --
                                 -----------    -----------     -----------    -----------    -----------
Total commercial
  commitments                    $     5,102    $     4,542     $        --    $       560    $        --
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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2003, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (32)% and would result in a $9.9 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2003 and 2002 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

                         INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
                                          DECEMBER 31, 2003

                                                                                NPV as a % of
                    --------------Net Portfolio Value------------    -----------PV of Assets---------
                                  -------------------                           ------------
Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
---------------       --------         --------       --------          ---------         ------
   + 300 bp         $    16,153     $  (15,808)         (49)%              6.44%         (527) bp
   + 200 bp              21,665        (10,296)         (32)               8.39          (332) bp
   + 100 bp              27,162         (4,799)         (15)              10.22          (149) bp
       0 bp              31,961              -            -               11.71                 -
   - 100 bp              33,942          1,981            6               12.23             52 bp
   - 200 bp                 N/A            N/A          N/A                 N/A               N/A
   - 300 bp                 N/A            N/A          N/A                 N/A               N/A

                                          DECEMBER 31, 2002

                                                                                NPV as a % of
                    --------------Net Portfolio Value------------    -----------PV of Assets---------
                                  -------------------                           ------------
Change in Rates       $ Amount         $ Change       % Change          NPV Ratio         Change
---------------       --------         --------       --------          ---------         ------
   + 300 bp         $    18,310     $  (10,895)         (37)%              7.62%         (374) bp
   + 200 bp              22,792         (6,413)         (22)               9.25          (211) bp
   + 100 bp              26,937         (2,268)          (8)              10.67           (69) bp
       0 bp              29,205              -            -               11.36                 -
   - 100 bp              29,361            156            1               11.31            (5) bp
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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement ("the Proxy Statement") for its Annual Meeting of Stockholders to be held on May 5, 2004 under the caption "Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" and is incorporated herein by reference.

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


ITEM 14. CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and that no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2003 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

       1, 2   Financial Statements and Schedules

              See Index to Financial Information on page F-1.

       3      Exhibits

              See Exhibit Index on page i.

(b) Reports on Form 8-K

       On October 28, 2003, the Company filed a report on Form 8-K announcing the third quarter results.

                                  EXHIBIT INDEX

                               Park Bancorp, Inc.

                         Form 10-K for Fiscal Year Ended
                                December 31, 2003

 3.1 Certificate of Incorporation of Park Bancorp, Inc. ("Park Bancorp") (incorporated by reference to Exhibit 3.1 to Park Bancorp's Registration Statement No. 333-4380)

 3.2 Bylaws of Park Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Park Bancorp's Registration Statement No. 333-4380)

 3.3 Federal Stock Charter and Bylaws of Park Federal Savings Bank (incorporated by reference to Exhibit 2.1 to Park Bancorp's Registration Statement No. 333-4380)

 4.1     Stock Certificate of Park Bancorp, Inc. (incorporated by reference to
         Exhibit 4.1 to Park Bancorp's Registration Statement No. 333-4380)

10.1* Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp's Registration Statement No. 333-4380)

10.2* ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp's Registration Statement No. 333-4380)

10.3* Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp's Registration Statement No. 333-4380)

10.4* Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp's Registration Statement No. 333-4380)

10.5* Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp's Registration Statement No. 333-4380)

10.6* Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp's Registration Statement No. 333-33103)

10.7* Park Bancorp, Inc. 2003 Incentive Plan (incorporated by reference to Appendix A of Park Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders in 2003)

23.0     Consent of Independent Auditors

31.1     Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2     Rule 13(a)-14(a) Certification (Chief Financial Officer)

32.1     Section 1350 Certification (Chief Executive Officer)

32.2     Section 1350 Certification (Chief Financial Officer)

-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2004.

                                  PARK BANCORP, INC.



                                  By: /s/David A. Remijas
                                      ------------------------------------------
                                           David A. Remijas
                                             Chairman of the Board,
                                             President, and
                                             Chief Executive Officer

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

             Name                                       Title                                  Date
             ----                                       -----                                  ----
/s/ David A. Remijas                    Chairman of the Board,                          March 30, 2004
---------------------------------
David A. Remijas                        President, and Chief Executive
                                        Officer (principal executive officer)

/s/ Steven J. Pokrak                    Treasurer , Chief Financial                     March 30, 2004
---------------------------------
Steven J. Pokrak                        Officer (principal financial
                                        and accounting officer), and
                                        Corporate Secretary

/s/ Richard J. Remijas, Jr.             Executive Vice President, Chief                 March 30, 2004
---------------------------------
Richard J. Remijas, Jr.                 Operating Officer, Corporate
                                        Secretary, and Director

/s/ Robert W. Krug                      Director                                        March 30, 2004
---------------------------------
Robert W. Krug

/s/ John J. Murphy                      Director                                        March 30, 2004
---------------------------------
John J. Murphy

/s/Victor H. Reyes                      Director                                        March 30, 2004
----------------------------------
Victor H. Reyes

/s/ Paul Shukis                         Director                                        March 30, 2004
---------------------------------
Paul Shukis

                       PARK BANCORP, INC. AND SUBSIDIARIES
                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001






                         INDEX TO FINANCIAL INFORMATION






REPORT OF INDEPENDENT AUDITORS..............................................F-2


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.........................F-3

     CONSOLIDATED STATEMENTS OF INCOME......................................F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY........................F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Park Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ Crowe Chizek and Company LLC
                                               --------------------------------
                                               Crowe Chizek and Company LLC

Oak Brook, Illinois
January 23, 2004

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002
                 (In thousands, except share and per share data)

-------------------------------------------------------------------------------


                                                                                          2003          2002
                                                                                          ----          ----
ASSETS
Cash and due from banks                                                               $     3,719   $     3,226
Federal funds sold                                                                          3,376        16,310
Interest-bearing deposits with other financial institutions                                 3,986         4,462
                                                                                      -----------   -----------
    Total cash and cash equivalents                                                        11,081        23,998
Time deposits with other financial institutions                                             1,151         1,117
Securities available-for-sale                                                              72,058        61,113
Loans receivable, net of allowance of $578 and $574                                       158,957       147,993
Federal Home Loan Bank stock                                                               10,109         7,327
Premises and equipment, net                                                                 4,627         2,558
Accrued interest receivable                                                                 1,244         1,195
Bank-owned life insurance                                                                   5,627         5,381
Other assets                                                                                1,209           850
                                                                                      -----------   -----------

    Total assets                                                                      $   266,063   $   251,532
                                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                                           $     6,099   $     4,478
       Interest-bearing                                                                   164,363       159,490
                                                                                      -----------   -----------
          Total deposits                                                                  170,462       163,968

    Securities sold under repurchase agreements                                             6,904        10,599
    Advances from borrowers for taxes and insurance                                         2,081         1,969
    Federal Home Loan Bank advances                                                        55,175        43,663
    Accrued interest payable                                                                  364           396
    Other liabilities                                                                       1,537         1,043
                                                                                      -----------   -----------
       Total liabilities                                                                  236,523       221,638

Stockholders' equity
    Preferred stock, $.01 par value per share, authorized
      1,000,000 shares; none issued and outstanding                                            --            --
    Common stock, $.01 par value per share;
      authorized, 9,000,000 shares; issued, 2,733,138 and 2,719,131 shares                     27            27
    Additional paid-in capital                                                             27,515        27,050
    Retained earnings                                                                      29,005        27,407
    Treasury stock, 1,580,943 and 1,493,836 shares, at cost                               (26,731)      (24,491)
    Unearned ESOP shares                                                                     (833)         (979)
    Accumulated other comprehensive income                                                    557           880
                                                                                      -----------   -----------
       Total stockholders' equity                                                          29,540        29,894
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   266,063   $   251,532
                                                                                      ===========   ===========

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2003, 2002, and 2001
                 (In thousands, except share and per share data)

-------------------------------------------------------------------------------

                                                                               2003         2002         2001
                                                                               ----         ----         ----
Interest income
    Loans receivable                                                       $   10,239   $   10,742   $    8,868
    Securities                                                                  3,162        3,646        7,146
    Interest-bearing deposits with other financial institutions                   252          287          505
                                                                           ----------   ----------   ----------
                                                                               13,653       14,675       16,519
Interest expense
    Deposits                                                                    3,803        5,120        7,341
    Federal Home Loan Bank advances and other borrowings                        2,169        2,421        2,766
                                                                           ----------   ----------   ----------
                                                                                5,972        7,541       10,107
                                                                           ----------   ----------   ----------

NET INTEREST INCOME                                                             7,681        7,134        6,412

Provision for loan losses                                                          --          120           --
                                                                           ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             7,681        7,014        6,412

Noninterest income
    Gains on sales of securities                                                  297          346          325
    Gains on sales of real estate held for development                             --           --           13
    Service fee income                                                            342          276          308
    Gain on sale of real estate held for expansion                                  -          126            -
    Earnings on bank-owned life insurance                                         282          303            9
    Other operating income                                                        169          103          122
                                                                           ----------   ----------   ----------
                                                                                1,090        1,154          777

Noninterest expense
    Compensation and benefits                                                   3,448        3,086        3,091
    Occupancy and equipment                                                       617          682          556
    Federal deposit insurance premiums                                             92           93           88
    Data processing services                                                      214          212          174
    Advertising                                                                    98          126           94
    Other operating expenses                                                      911          768          751
                                                                           ----------   ----------   ----------
                                                                                5,380        4,967        4,754
                                                                           ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                      3,391        3,201        2,435

Income tax expense                                                              1,141        1,036          831
                                                                           ----------   ----------   ----------

NET INCOME                                                                 $    2,250   $    2,165   $    1,604
                                                                           ==========   ==========   ==========

Basic earnings per share                                                   $     2.06   $     1.92   $     1.26
                                                                           ==========   ==========   ==========

Diluted earnings per share                                                 $     1.91   $     1.84   $     1.25
                                                                           ==========   ==========   ==========

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003, 2002, and 2001
                 (In thousands, except share and per share data)

-------------------------------------------------------------------------------

                                             Additional                                  Unearned      Unearned
                                 Common        Paid-in      Retained      Treasury         ESOP           MRP
                                  Stock        Capital      Earnings        Stock         Shares        Shares
                                  -----        -------      --------        -----         ------        ------
Balance at January 1, 2001    $       27    $   26,486     $   24,852    $  (17,956)   $   (1,290)   $     (223)

Comprehensive income
    Net income                        --            --          1,604            --            --            --
    Change in fair value of
      securities available-
      for-sale, net                   --            --             --            --            --            --


       Total comprehensive
         income

Cash dividends declared
  ($.48 per share)                    --            --           (611)           --            --            --

Purchase of 343,600 shares of
  treasury stock at cost              --            --             --        (6,063)           --            --

ESOP shares released                  --           114             --            --           159            --

MRP shares earned                     --            --             --            --            --           223
                              ----------    ----------     ----------    ----------    ----------    ----------

Balance at December 31, 2001          27        26,600         25,845       (24,019)       (1,131)           --

Comprehensive income
    Net income                        --            --          2,165            --            --            --
    Change in fair value of
      securities available-
      for-sale, net                   --            --             --            --            --            --


       Total comprehensive
         income

[WIDE TABLE CONTINUED FROM ABOVE]

                                Accumulated
                                   Other         Total
                               Comprehensive Stockholders'   Comprehensive
                               Income (Loss)    Equity          Income
                               ------------     ------          ------
Balance at January 1, 2001      $   (2,617)   $    29,279

Comprehensive income
    Net income                          --          1,604     $   1,604
    Change in fair value of
      securities available-
      for-sale, net                  2,573          2,573         2,573
                                                              ---------

       Total comprehensive
         income                                               $   4,177
                                                              =========

Cash dividends declared
  ($.48 per share)                      --           (611)

Purchase of 343,600 shares of
  treasury stock at cost                --         (6,063)

ESOP shares released                    --            273

MRP shares earned                       --            223
                                ----------    -----------

Balance at December 31, 2001           (44)        27,278

Comprehensive income
    Net income                          --          2,165     $   2,165
    Change in fair value of
      securities available-
      for-sale, net                    924            924           924
                                                              ---------

       Total comprehensive
         income                                               $   3,089
                                                              =========


-------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003, 2002, and 2001
                 (In thousands, except share and per share data)

-------------------------------------------------------------------------------


                                             Additional                                  Unearned      Unearned
                                 Common        Paid-in      Retained      Treasury         ESOP           MRP
                                  Stock        Capital      Earnings        Stock         Shares        Shares
                                  -----        -------      --------        -----         ------        ------
Cash dividends declared
  ($.54 per share)            $       --    $       --     $     (603)   $       --    $       --    $       --

Purchase of 23,300 shares of
  treasury stock at cost              --            --             --          (472)           --            --

Exercise of 17,690 stock
  options                             --           278             --            --            --            --

ESOP shares released                  --           172             --            --           152            --
                              ----------    ----------     ----------    ----------    ----------    ----------

Balance at December 31, 2002          27        27,050         27,407       (24,491)         (979)           --

Comprehensive income
    Net income                        --            --          2,250            --            --            --
    Change in fair value of
      securities available-
      for-sale, net                   --            --             --            --            --            --


       Total comprehensive
         income                       --            --             --            --            --            --

Cash dividends declared
  ($.60 per share)                    --            --           (652)           --            --            --

Purchase of 87,107 shares of
  treasury stock at cost              --            --             --        (2,240)           --            --

Exercise of 14,007 stock
  options                             --           221             --            --            --            --

ESOP shares released                  --           244             --            --           146            --
                              ----------    ----------     ----------    ----------    ----------    ----------


Balance at December 31, 2003  $       27    $   27,515     $   29,005    $  (26,731)   $     (833)   $       --
                              ==========    ==========     ==========    ==========    ==========    ==========

[WIDE TABLE CONTINUED FROM ABOVE]

                               Accumulated
                                  Other         Total
                              Comprehensive Stockholders'   Comprehensive
                              Income (Loss)    Equity          Income
                              ------------     ------          ------
Cash dividends declared
  ($.54 per share)             $       --    $      (603)

Purchase of 23,300 shares of
  treasury stock at cost               --           (472)

Exercise of 17,690 stock
  options                              --            278

ESOP shares released                   --            324
                               ----------    -----------

Balance at December 31, 2002          880         29,894

Comprehensive income
    Net income                         --          2,250       $   2,250
    Change in fair value of
      securities available-
      for-sale, net                  (323)          (323)           (323)
                                                               ---------

       Total comprehensive
         income                        --             --       $   1,927
                                                               =========
Cash dividends declared
  ($.60 per share)                     --           (652)

Purchase of 87,107 shares of
  treasury stock at cost               --         (2,240)

Exercise of 14,007 stock
  options                              --            221

ESOP shares released                   --            390
                               ----------    -----------


Balance at December 31, 2003   $      557    $    29,540
                               ==========    ===========



-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2002, and 2001
                                 (In thousands)

-------------------------------------------------------------------------------

                                                                               2003         2002        2001
                                                                               ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $    2,250   $    2,165   $    1,604
    Adjustments to reconcile net income to net cash from
      operating activities
       Net premium amortization                                                   156           22            6
       Interest credited on time deposits                                         (34)         (17)          --
       Dividend reinvestments                                                    (137)        (161)         (82)
       Gains on sales of securities available-for-sale                           (297)        (346)        (325)
       Gain on sale of real estate held for expansion                              --         (126)          --
       Earnings on bank-owned life insurance, net                                (246)        (272)          (9)
       Provision for loan losses                                                   --          120           --
       Depreciation                                                               283          296          247
       Deferred income tax (benefit)                                               27          (37)         (15)
       Deferred loan fees                                                          59           22           98
       Net change in accrued interest receivable                                  (49)         464        1,065
       Net change in other assets                                                (386)        (271)         (40)
       Net change in accrued interest payable                                     (32)        (434)         334
       Net change in other liabilities                                             83           34         (207)
       ESOP expense                                                               390          324          273
       Stock awards earned                                                         --           --          223
       FHLB stock dividends                                                      (607)        (194)        (195)
       Gains on sales of real estate held for development                          --           --          (13)
                                                                           ----------   ----------   ----------
          Net cash from operating activities                                    1,460        1,589        2,964

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                                        (3,418)       2,891      (27,725)
    Loans purchased                                                            (7,605)     (16,238)     (10,144)
    Maturities and calls of securities available-for-sale                       4,000       30,610       79,900
    Purchases of securities available-for-sale                                (43,705)     (39,000)     (24,643)
    Sales of securities available-for-sale                                     10,481        6,654        1,458
    Principal repayments on mortgage-backed securities                         18,079        8,201        7,100
    Purchases of Federal Home Loan Bank stock                                  (4,175)      (2,000)      (3,000)
    Sales of Federal Home Loan Bank stock                                       2,000           --           --
    Purchase of bank-owned life insurance                                          --           --       (5,100)
    Purchase of time deposits                                                      --       (1,100)          --
    Proceeds from sales of real estate held for development                        --           --          289
    Proceeds from sales of real estate held for expansion                          --          154           --
    Expenditures for premises and equipment                                    (1,786)        (315)        (734)
                                                                           ----------   ----------   ----------
       Net cash from investing activities                                     (26,129)     (10,143)      17,401


                                   (Continued)
-------------------------------------------------------------------------------

                       PARK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2002, and 2001
                                 (In thousands)

-------------------------------------------------------------------------------

                                                                               2003         2002        2001
                                                                               ----         ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                 $    6,494   $      894   $   15,101
    Net change in securities sold under repurchase agreements                  (3,695)         (59)      (8,028)
    Net change in advances from borrowers for taxes and
      insurance                                                                   112          (58)         287
    Stock options exercised                                                       221          278           --
    Dividends paid to stockholders                                               (652)        (603)        (819)
    Purchases of treasury stock                                                (2,240)        (472)      (6,063)
    Federal Home Loan Bank advances                                            26,175       11,663       27,000
    Repayment of Federal Home Loan Bank advances                              (14,663)      (7,000)     (24,000)
                                                                           ----------   ----------   ----------
       Net cash from financing activities                                      11,752        4,643        3,478
                                                                           ----------   ----------   ----------

Net change in cash and cash equivalents                                       (12,917)      (3,911)      23,843

Cash and cash equivalents at beginning of year                                 23,998       27,909        4,066
                                                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $   11,081   $   23,998   $   27,909
                                                                           ==========   ==========   ==========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                            $    5,923   $    7,975   $    9,773
       Income taxes                                                             1,167          999          916


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. ("the Company") and its wholly owned subsidiaries, Park Federal Savings Bank ("the Bank") and PBI Development Corporation ("PBI"), which conducts real estate development activities. The Bank has two wholly owned subsidiaries: GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. ("GPS"), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Recognition on Real Estate: Gains on real estate sales, including those financed by the Company, are recorded in the period in which the sales contracts are closed. Gains on sales are reported net of all related costs.

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                                                    2003           2002            2001
                                                                    ----           ----            ----
Net income as reported                                          $    2,250     $    2,165     $     1,604
Deduct:  Stock-based compensation expense
  determined under fair value based method                             (15)           (36)           (136)
                                                                ----------     ----------     -----------

Pro forma net income                                            $    2,235     $    2,129     $     1,468
                                                                ==========     ==========     ===========

Basic earnings per share as reported                            $     2.06     $     1.92     $      1.26
Pro forma basic earnings per share                                    2.05           1.89            1.15

Diluted earnings per share as reported                          $     1.91     $     1.84     $      1.25
Pro forma diluted earnings per share                                  1.90           1.81            1.14

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement No.149, AMENDMENT OF STATEMENT ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES; FASB Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES; FASB Statement No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS; FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES; and FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES.

Adoption of these new standards did not materially affect the Company's operating results or financial condition.

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities available-for-sale are summarized as follows:

                                    -----------December 31, 2003--------------
                                               -----------------
                                                     Gross            Gross
                                      Fair        Unrealized       Unrealized
                                      Value          Gains           Losses
                                      -----          -----           ------
Corporate notes                     $    11,747    $       674    $        --
Government securities                    10,023             44            (22)
Equity securities                         5,636            120            (31)
Mortgage-backed securities
    FNMA                                 28,929             80            (20)
    FHLMC                                15,723             41            (42)
                                    -----------    -----------    -----------

                                    $    72,058    $       959    $      (115)
                                    ===========    ===========    ===========

Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

                                        Less than 12 Months        12 Months or More           Total
                                        -------------------        -----------------           -----
                                      Fair       Unrealized     Fair       Unrealized      Fair      Unrealized
                                      Value         Loss        Value         Loss         Value        Loss
---------------------------------------------------------------------------------------------------------------
Government securities              $   1,978     $     (22)   $      --    $      --   $    1,978    $     (22)
Equity securities                      4,521           (25)         394           (6)       4,915          (31)
Mortgage-backed securities
     FNMA                              6,439           (20)          --           --        6,439          (20)
     FHLMC                             8,000           (35)         976           (7)       8,976          (42)
                                   ---------     ---------    ---------    ---------   ----------    ---------

Total temporarily
  impaired                         $  20,938     $    (102)   $   1,370    $     (13)  $   22,308    $    (115)
                                   =========     =========    =========    =========   ==========    =========

Unrealized losses on the above-named securities have not been recognized into income because the issuers of these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The Company's management believes that the fair value of these securities will recover in the future.


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                     -----------December 31, 2002--------------
                                                -----------------
                                                      Gross            Gross
                                       Fair        Unrealized       Unrealized
                                       Value          Gains           Losses
                                       -----          -----           ------

Corporate notes                      $    18,080    $       950    $        --
Municipal securities                       1,259             43             --
Equity securities                          7,804              6            (86)
Mortgage-backed securities
    FNMA                                  16,220            187             --
    FHLMC                                 17,750            228             (6)
                                     -----------    -----------    -----------

                                     $    61,113    $     1,414    $       (92)
                                     ===========    ===========    ===========

Contractual maturities of debt securities available-for-sale at December 31, 2003 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

                                                                     Fair Value
                                                                     ----------

Due within one year                                                 $        --
Due one to five years                                                    14,752
Due five years to ten years                                               7,018
Due after ten years                                                          --
                                                                    -----------
                                                                         21,770
Equity securities                                                         5,636
Mortgage-backed securities                                               44,652
                                                                    -----------

                                                                    $    72,058
                                                                    ===========

Securities with a carrying value of $7,503,000 and $11,707,000 at December 31, 2003 and 2002, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Sales of securities are summarized as follows:

                                                 For the Year Ended
                                      ---------------December 31,-------------
                                          2003          2002            2001
                                          ----          ----            ----

Proceeds from sales                   $    10,481    $     6,654    $     1,458
Gross realized gains                          305            346            325
Gross realized losses                           8             --             --


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

Loans receivable are summarized as follows at:

                                                    --------December 31,-------
                                                            ------------
                                                       2003              2002
                                                       ----              ----
Mortgage loans
    Principal balances
         One-to-four-family residential            $    100,136    $     96,351
         Multi-family residential                        19,167          17,977
         Commercial, construction, and land              30,011          20,766
                                                   ------------    ------------
                                                        149,314         135,094
    Undisbursed portion of construction loans            (1,812)         (5,226)
    Net deferred loan origination fees                     (526)           (467)
                                                   ------------    ------------
         Total mortgage loans                           146,976         129,401
Consumer loans                                            5,796           3,990
Participations and loans purchased                        6,763          15,176
Allowance for loan losses                                  (578)           (574)
                                                   ------------    ------------

                                                   $    158,957    $    147,993
                                                   ============    ============

The Company had no impaired loans in 2003, 2002, or 2001.


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Nonperforming loans were as follows:

                                                      ---December 31,---
                                                         ------------
                                                    2003              2002
                                                    ----              ----

Loans past due over 90 days still on accrual       $   --           $   --
Nonaccrual loans                                      545              235

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The Company has granted loans to certain officers, directors, and their related interests. All such loans are current in their contractual payments for both principal and interest.

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2003:

Balance at beginning of year                             $       203
Loans originated                                                 634
Principal repayments                                             (33)
                                                         -----------

    Balance at end of year                               $       804
                                                         ===========

A summary of activity in the allowance for loan losses follows:

                                        2003            2002             2001
                                        ----            ----             ----

Beginning balance                     $       574    $       500    $       500
Provision for loan losses                      --            120             --
Recoveries                                     26             --             --
Loans charged off                             (22)           (46)            --
                                      -----------    -----------    -----------


    Ending balance                    $       578    $       574    $       500
                                      ===========    ===========    ===========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                 --------December 31,-------
                                                         ------------
                                                    2003             2002
                                                    ----             ----
Cost
    Land                                         $       944    $       862
    Buildings and improvements                         3,488          1,943
    Real estate held for future expansion                428            212
    Furniture and fixtures                             1,937          1,520
                                                 -----------    -----------
         Total cost                                    6,797          4,537
Less accumulated depreciation                         (2,170)        (1,979)
                                                 -----------    -----------

                                                 $     4,627    $     2,558
                                                 ===========    ===========


NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $14,878,000 at December 31, 2003 and $15,958,000 at December 31, 2002.

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

         2004                                             $     71,988
         2005                                                   22,800
         2006                                                    1,925
         2007                                                    5,866
         2008 and thereafter                                     4,114
                                                          ------------

                                                          $    106,693
                                                          ============


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 6 - FHLB ADVANCES

FHLB advances consisted of the following:

                                                                  Fixed or
                                                    Interest      Variable
    Maturity Date                Call Date            Rate          Rate              2003             2002
    -------------                ---------            ----          ----              ----             ----
August 28, 2003                                       6.28         Fixed           $      --       $    10,000
October 30, 2003                                      1.76         Fixed                  --             1,000
October 31, 2003                                      1.44         Fixed                  --             1,000
December 11, 2003                                     1.47         Fixed                  --               663
February 06, 2004                                     1.34         Fixed               1,000                --
September 02, 2004                                    1.46         Fixed               2,000                --
November 01, 2004                                     1.52         Fixed               2,000                --
November 01, 2004                                     2.24         Fixed               1,000             1,000
November 01, 2004                                     1.86         Fixed               1,000             1,000
November 15, 2004                                     2.14         Fixed               1,000             1,000
February 07, 2005                                     1.89         Fixed               1,039                --
March 03, 2005                                        1.71         Fixed                 897                --
March 17, 2005                                        1.79         Fixed               1,420                --
April 01, 2005                                        1.35         Fixed               1,612                --
July 05, 2005                                         3.90         Fixed               2,000             2,000
August 05, 2005                                       2.07         Fixed               2,552                --
September 06, 2005                                    2.25         Fixed               2,273                --
October 31, 2005                                      2.75         Fixed               1,000             1,000
October 31, 2005                                      2.36         Fixed               1,000             1,000
December 22, 2005                                     2.02         Fixed               1,952                --
May 08, 2006                                          1.96         Fixed               2,669                --
May 22, 2006               February 22, 2004          4.20         Fixed               5,000             5,000
May 30, 2006                                          2.06         Fixed               2,000                --
October 02, 2006                                      2.26         Fixed               2,000                --
October 30, 2006                                      2.78         Fixed               2,000                --
July 02, 2007                                         3.17         Variable            2,000             2,000
October 09, 2007                                      3.12         Fixed                 761                --
January 15, 2008           April 15, 2004             4.95         Fixed               5,000             5,000
January 18, 2011           April 16, 2004             4.55         Fixed               8,000             8,000
July 25, 2011                                         4.25         Fixed                  --             2,000
July 25, 2011              July 24, 2004              4.60         Fixed               2,000             2,000
                                                                                  ----------       -----------

                                                                                  $   55,175       $    43,663
                                                                                  ==========       ===========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 6 - FHLB ADVANCES (Continued)

The Company will incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $20.0 million are callable in whole or in part by the FHLB at the call dates indicated and quarterly thereafter.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 149% of the outstanding advances from the FHLB.

Maturities over the next five years are:

           2004                                   $     8,000
           2005                                        15,745
           2006                                        13,669
           2007                                         2,761
           2008                                         5,000
           Thereafter                                  10,000
                                                  -----------

                                                  $    55,175
                                                  ===========


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $71,000, $62,000, and $24,000 for 2003, 2002, and 2001, respectively.

The Bank maintains a nonqualified supplemental executive retirement plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits were reduced as the result of changes in the Internal Revenue Code. SERP expense was $97,000, $79,000, and $24,000 for 2003, 2002, and 2001, respectively.

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company's stock at $10 per share, the initial public offering price.


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

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

During 2003, 2002, and 2001, 14,573, 15,242, and 15,910 shares of stock, with an average fair value of $26.80, $21.23, and $17.19 per share were committed to be released, resulting in ESOP compensation expense of $390,000, $324,000, and $273,000, respectively. ESOP shares had been reduced by 152 and 10,359 as of December 31, 2003 and 2002, respectively, because of terminations. Shares held by the ESOP at December 31, 2003 and 2002 are as follows:

                                                 2003            2002
                                                 ----            ----

Allocated shares                                  120,932         102,747
Unallocated shares                                 83,288          97,861
                                             ------------    ------------

    Total ESOP shares                             204,220         200,608
                                             ============    ============

Fair value of unallocated shares             $      2,420    $      2,236
                                             ============    ============

The Company adopted a management recognition plan ("MRP") during 1997. The Bank contributed $1.7 million, allowing the MRP to acquire 108,057 shares of common stock of the Company at a cost of $15.75 per share. Under the MRP, 92,925 shares of common stock were awarded to certain employees and directors in 1997, 3,500 shares were awarded in 1998, 9,880 shares were awarded in 1999, and 1,752 shares were awarded in 2001. The stock awards generally vest over five years. There was no compensation expense for the stock awards in the years ended December 31, 2003 and 2002. Compensation expense for the stock awards was $223,000 for the year ended December 31, 2001.

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the activity in the plan is as follows:

                            ------------2003-----------   -----------2002----------    ---------2001-----------
                                        ----                         ----                       ----
                                             Weighted                     Weighted                    Weighted
                                              Average                      Average                     Average
                                             Exercise                     Exercise                    Exercise
                                Shares         Price       Shares           Price       Shares          Price
                                ------         -----       ------           -----       ------          -----
Outstanding at
  beginning of year             207,117     $  15.72         224,807    $   15.72        229,129     $   15.72
Granted                          45,337        22.95              --           --             --            --
Exercised                       (14,007)       15.74         (17,690)       15.75             --            --
Forfeited                            --                           --           -          (4,322)        15.75
                            -----------                 ------------                ------------
Outstanding at
  end of year                   238,447        17.09         207,117        15.72        224,807         15.72
                            ===========                 ============                ============
Options exercisable
  at year end                   188,346                      197,589                     172,192

At December 31, 2003, the options have a weighted average remaining life of five years. The exercise price equaled the market value on the date the options were granted. Exercise prices range from $15.44 to $22.95.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company's common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual.


NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2003, 2002, and 2001:

                                                                 2003            2002             2001
                                                                 ----            ----             ----
BASIC EARNINGS PER SHARE
   Net income available to common stockholders              $       2,250    $       2,165   $       1,604
   Weighted average common shares outstanding                   1,091,205        1,126,266       1,273,230
                                                            -------------    -------------   -------------

      Basic earnings per share                              $        2.06    $       1.92    $        1.26
                                                            =============    ============    =============


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE (Continued)

                                                                 2003            2002             2001
                                                                 ----            ----             ----
DILUTED EARNINGS PER SHARE
   Net income available to common stockholders              $       2,250    $       2,165   $       1,604
   Weighted average common shares outstanding                   1,091,205        1,126,266       1,273,230
   Dilutive effect of MRP                                              --               --             426
   Dilutive effect of stock options                                84,468           50,018          13,483
                                                            -------------    -------------   -------------
      Average common shares and dilutive
        potential common shares                                 1,175,673        1,176,284       1,287,139
                                                            =============    =============   =============

      Diluted earnings per share                            $        1.91    $       1.84    $        1.25
                                                            =============    ============    =============


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

At year end, the Bank's actual capital levels and minimum required levels were:

                                                                                             Minimum Required
                                                                                               to Be Well
                                                                   Minimum Required            Capitalized
                                                                      for Capital         Under Prompt Corrective
                                             Actual                Adequacy Purposes        Action Regulations
                                      --------------------        -------------------     -----------------------
                                       Amount        Ratio        Amount        Ratio       Amount       Ratio
                                      -------        -----        ------        -----       ------       -----
2003
----
   Total capital (to risk-
     weighted assets)                 $ 25,406       16.0%      $ 12,713         8.0%      $  15,892     10.0%
   Tier 1 (core) capital (to risk-
     weighted assets)                   24,828       15.6          6,357         4.0           9,535      6.0
   Tier 1 (core) capital (to
     adjusted total assets)             24,828        9.5         10,490         4.0          13,113      5.0


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 9 - REGULATORY CAPITAL (Continued)

                                                                                             Minimum Required
                                                                                                to Be Well
                                                                   Minimum Required             Capitalized
                                                                     for Capital          Under Prompt Corrective
                                             Actual                Adequacy Purposes        Action Regulations
                                      --------------------        -------------------     -----------------------
                                       Amount        Ratio        Amount        Ratio       Amount       Ratio
                                      -------        -----        ------        -----       ------       -----
2002
----
   Total capital (to risk-
     weighted assets)                 $ 23,278       16.4%      $ 11,337         8.0%      $  14,171     10.0%
   Tier 1 (core) capital (to risk-
     weighted assets)                   22,705       16.0          5,668         4.0           8,503      6.0
   Tier 1 (core) capital (to
     adjusted total assets)             22,705        9.3          9,817         4.0          12,271      5.0

The Bank at December 31, 2003 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category.

Federal regulations require the Qualified Thrift Lender ("QTL") test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and FHLB advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.


NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

                                      2003           2002            2001
                                      ----           ----            ----

Currently payable tax              $     1,114    $     1,073    $       846
Deferred tax (benefit)                      27            (37)           (15)
                                   -----------    -----------    -----------

    Income tax expense             $     1,141    $     1,036    $       831
                                   ===========    ===========    ===========

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2003, 2002, or 2001. The state of Illinois does not tax interest earned on such securities.


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

                                ------------2003---------  -----------2002---------   -----------2001-----------
                                            ----                      ----                       ----
                                              Percentage                 Percentage                 Percentage
                                               of Income                  of Income                  of Income
                                                Before                     Before                     Before
                                                Income                     Income                     Income
                                   Amount        Taxes        Amount        Taxes        Amount        Taxes
                                   ------        -----        ------        -----        ------        -----
Income tax computed at
  the statutory rate             $     1,153     34.0%     $     1,088        34.0%   $       827        34.0%
ESOP expense                              83      2.4               58         1.8             39         1.6
Tax-exempt income                        (12)    (0.4)             (19)       (0.6)           (32)       (1.3)
Bank-owned life insurance                (84)    (2.5)             (92)       (2.9)            (3)       (0.1)
Other items, net                           1       .1                1          .1             --          --
                                 -----------   ------      -----------   ---------    -----------    --------

                                 $     1,141     33.6%     $     1,036        32.4%   $       831        34.2%
                                 ===========   ======      ===========   =========    ===========    ========

Prior to 1996, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision for bad debts that differs from the provision charged to income in the financial statements. Retained earnings at December 31, 2003 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. The amount of deferred tax liabilities related to this approximates $1,121,000.

Deferred tax assets (liabilities) are comprised of the following at year end:

                                                       2003             2002
                                                       ----             ----

Deferred loan fees                                  $       179    $       159
ESOP and Supplemental Retirement Plan expense               189            154
Bad debt deduction                                          197            135
Other                                                        --             16
                                                    -----------    -----------
                                                            565            464

Unrealized gain on securities held for sale                (287)          (442)
FHLB stock dividends                                       (362)          (241)
Depreciation                                               (171)          (171)
Other                                                       (18)           (11)
                                                    -----------    -----------
                                                           (838)          (865)
                                                    -----------    -----------

    Net deferred tax asset (liability)              $      (273)   $      (401)
                                                    ===========    ===========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

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

The contractual amount of financial instruments with off-balance-sheet risk is summarized as follows at year end:

                                                      2003             2002
                                                      ----             ----

Commitments to make loans (all fixed rate)         $     1,763    $     1,683
Letters of credit                                        1,527          1,527
Loans in process                                         1,812          5,226

The fixed rate loan commitments at December 31, 2003 have terms of up to 60 days and rates in the range of 4.50% to 8.00%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

Interest-bearing deposit accounts in other financial institutions potentially subject the Company to concentrations of credit risk. At December 31, 2003, the Company had deposit accounts at the Federal Home Loan Bank of Chicago with balances totaling approximately $3,986,000. In addition, the Company had federal funds sold to LaSalle Bank, N.A. totaling approximately $3,376,000.


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

                                                 ---------------2003------------  ------------2002------------
                                                                ----                          ----
                                                      Carrying       Estimated        Carrying     Estimated
                                                       Amount       Fair Value         Amount     Fair Value
                                                       ------       ----------         ------     ----------
Financial assets
   Cash and cash equivalents                       $    11,081     $    11,081    $    23,998    $    23,998
   Time deposits in other financial institutions         1,151           1,151          1,117          1,117
   Securities available-for-sale                        72,058          72,058         61,113         61,113
   Loans receivable, net                               158,957         161,036        147,993        149,872
   FHLB stock                                           10,109          10,109          7,327          7,327
   Accrued interest receivable                           1,244           1,244          1,195          1,195

Financial liabilities
   Deposits with no fixed maturity dates           $   (63,769)    $   (63,769)   $   (56,484)   $   (56,484)
   Deposits with fixed maturity dates                 (106,693)       (107,814)      (107,484)      (108,997)
   Securities sold under repurchase agreements          (6,904)         (6,904)       (10,599)       (10,599)
   Advances from borrowers for taxes
     and insurance                                      (2,081)         (2,081)        (1,969)        (1,969)
   FHLB advances                                       (55,175)        (57,028)       (43,663)       (44,247)
   Accrued interest payable                               (364)           (364)          (396)          (396)

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


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2003 or December 31, 2002, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2003 and December 31, 2002 should not necessarily be considered to apply at subsequent dates.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                       2003           2002          2001
                                                                       ----           ----          ----
Unrealized holding gains and losses on securities
  available-for-sale                                                $     (181)   $    1,735    $    4,223
Reclassification adjustments for gains recorded in
  income                                                                  (297)         (346)         (325)
                                                                    ----------    ----------    ----------
Net unrealized gains and losses                                           (478)        1,389         3,898
Tax effect                                                                 155          (465)       (1,325)
                                                                    ----------    ----------    ----------

  Other comprehensive income (loss)                                 $     (323)   $      924    $    2,573
                                                                    ==========    ==========    ==========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                       2003            2002
                                                       ----            ----
ASSETS
Cash and cash equivalents                           $     1,598    $     3,329
Securities available-for-sale                             1,115          1,717
Loans receivable, net                                        78             --
ESOP loan                                                   990          1,131
Investment in bank subsidiary                            25,871         23,609
Investment in real estate development subsidiary              1              1
Accrued interest receivable and other assets                 63            108
                                                    -----------    -----------

     Total assets                                   $    29,716    $    29,895
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accrued expenses and other liabilities         $       176    $         1
Stockholders' equity                                     29,540         29,894
                                                    -----------    -----------

     Total liabilities and stockholders' equity     $    29,716    $    29,895
                                                    ===========    ===========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
              For the years ended December 31, 2003, 2002, and 2001

                                                                         2003           2002            2001
                                                                         ----           ----            ----
Operating income
     Dividends from subsidiaries                                     $        --    $        --    $     7,100
     Gains on sales of securities                                            113            242            325
     Interest income
         Securities (including dividends)                                     80            213            625
         Loans                                                                17             --             --
         ESOP loan                                                            82             92            103
         Interest-bearing deposits with other
           financial institutions                                             15             31             32
                                                                     -----------    -----------    -----------
              Total operating income                                         307            578          8,185

Operating expenses
     Interest on borrowings                                                   --             10            269
     Other expenses                                                          306            274            371
                                                                     -----------    -----------    -----------
         Total operating expenses                                            306            284            640
                                                                     -----------    -----------    -----------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                                      --            294          7,545

Income taxes                                                                 (14)            77            106
                                                                     -----------    -----------    -----------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                                             15            217          7,439

Equity in undistributed (over distributed) earnings
  of bank subsidiary                                                       2,235          1,956         (5,803)
Equity in undistributed (over distributed) earnings of
  real estate subsidiary                                                       -             (8)           (32)
                                                                     -----------    -----------    -----------

NET INCOME                                                           $     2,250    $     2,165    $     1,604
                                                                     ===========    ===========    ===========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
              For the years ended December 31, 2003, 2002, and 2001

                                                                              2003          2002         2001
                                                                              ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $    2,250   $    2,165   $    1,604
    Adjustments to reconcile net income to net cash from
      operating activities
       Net discount accretion                                                     (34)         (39)         (28)
       Gain on sale of securities available-for-sale                             (113)        (242)        (325)
       Equity in (undistributed) over distributed earnings
         of subsidiaries                                                       (2,235)      (1,948)       5,835
       Change in
          Other assets                                                            (67)         (27)         238
          Other liabilities                                                       175         (198)         110
                                                                           ----------   ----------   ----------
              Net cash from operating activities                                  (24)        (289)       7,434

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available-for-sale                                    (543)        (716)      (1,398)
    Sale of securities available-for-sale                                       1,444        1,495        1,458
    Maturities and calls of securities available-for-sale                          --        4,000        9,000
    Net change in loans receivable                                                (78)          --           --
    Payment received on ESOP loan                                                 141          142          142
    Capital contribution to subsidiary                                             --          (61)         (81)
                                                                           ----------   ----------   ----------
       Net cash from investing activities                                         964        4,860        9,121

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in securities sold under repurchase agreements                      --         (968)      (9,692)
    Stock options exercised                                                       221          278           --
    Purchase of treasury stock                                                 (2,240)        (472)      (6,063)
    Dividends paid to stockholders                                               (652)        (603)        (819)
                                                                           ----------   ----------   ----------
       Net cash from financing activities                                      (2,671)      (1,765)     (16,574)
                                                                           ----------   ----------   ----------

Net change in cash and cash equivalents                                        (1,731)       2,806          (19)

Cash and cash equivalents at beginning of year                                  3,329          523          542
                                                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    1,598   $    3,329   $      523
                                                                           ==========   ==========   ==========


--------------------------------------------------------------------------------
                                   (Continued)

                       PARK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001
          (Table amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                                       Earnings
                                                          Net                         Earnings         Per Share
                                        Interest       Interest           Net         Per Share          Fully
                                         Income         Income          Income          Basic           Diluted
                                         ------         ------          ------          -----           -------
2003
----
     First quarter                    $     3,459    $     1,835     $       489      $   .44        $    .42
     Second quarter                         3,264          1,670             395          .36             .33
     Third quarter                          3,433          1,974             692          .64             .59
     Fourth quarter                         3,497          2,202             674          .62             .57

2002
----
     First quarter                    $     3,656    $     1,570     $       491      $   .44        $    .43
     Second quarter                         3,810          1,888             653          .57             .56
     Third quarter                          3,639          1,804             461          .41             .39
     Fourth quarter                         3,570          1,872             560          .50             .47


--------------------------------------------------------------------------------