Form 10-Q
period 2004-03-31
PARK BANCORP INC
filed 2004-05-14
CIK 1013554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

Commission File Number: 0-20867

PARK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-4082530 (IRS Employer Identification No.)
5400 South Pulaski Road Chicago, Illinois 60632 (Address of Principal Executive Offices)	(773) 582-8616 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [   ]   No [X]

As of May 7, 2004, the Registrant had outstanding 1,150,195 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands of dollars, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$2,446	$3,719
Federal funds sold	3,161	3,376
Interest-bearing deposit accounts in other financial institutions	9,689	3,986

Total cash and cash equivalents	15,296	11,081

Time deposits with other financial institutions	1,160	1,151
Securities available-for-sale	64,672	72,058
Loans receivable, net	164,540	158,957
Federal Home Loan Bank stock	10,278	10,109
Premises and equipment, net	5,078	4,627
Accrued interest receivable	1,155	1,244
Bank-owned life insurance	5,683	5,627
Other assets	1,144	1,209

Total assets	$269,006	$266,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$5,989	$6,099
Interest bearing deposits	163,119	164,363

Total deposits	169,108	170,462

Securities sold under repurchase agreements	5,887	6,904
Advances from borrowers for taxes and insurance	1,736	2,081
Federal Home Loan Bank advances	59,426	55,175
Accrued interest payable	363	364
Other liabilities	2,156	1,537

Total liabilities	238,676	236,523

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,733,138 and 2,733,138 shares	27	27
Additional paid-in capital	27,586	27,515
Retained earnings	29,507	29,005
Treasury stock at cost – 1,582,943 and 1,580,943 shares, at cost	(26,789)	(26,731)
Unearned ESOP shares	(798)	(833)
Accumulated other comprehensive loss	797	557

Total stockholders’ equity	30,330	29,540

Total liabilities and stockholders’ equity	$269,006	$266,063

See accompanying notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands of dollars, except share data)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Interest income
Loans receivable	$2,615	$2,569
Securities	839	807
Other interest-bearing deposits	28	83

Total	3,482	3,459

Interest expense
Deposits	782	1,052
Federal Home Loan Bank advances and other borrowings	487	572

Total	1,269	1,624

Net interest income	2,213	1,835

Provision for loan losses	—	—

Net interest income after provision for loan losses	2,213	1,835

Noninterest income
Gain on sale of securities	128	68
Service fee income	77	89
Earnings on bank-owned life insurance	68	72
Other operating income	43	11

Total noninterest income	316	240

Noninterest expense
Compensation and benefits	962	858
Occupancy and equipment expense	218	156
Other operating expenses	344	331

Total noninterest expense	1,524	1,345

Income before income taxes	1,005	730

Income tax expense	341	241

Net income	$664	$489

Basic earnings per share	$.62	$.44
Diluted earnings per share	$.57	$.42

See accompanying notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$664	$489
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	31	41
Gain on sale of securities available-for-sale	(128)	(68)
Earnings on bank-owned life insurance, net	(56)	(63)
Depreciation	105	75
ESOP compensation expense	106	93
FHLB stock dividends	(169)	(159)
Net change in:
Accrued interest receivable	89	117
Accrued interest payable	(1)	(234)
Other assets	(90)	(147)
Other liabilities	619	695

Net cash from operating activities	1,170	839

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(5,583)	(1,364)
Purchase of securities available for sale	(1,990)	(4,380)
Maturities and calls of securities available-for-sale	5,000	—
Principal repayments on mortgage-backed securities	2,719	3,470
Purchase of premises and equipment	(556)	(392)
Proceeds from sales of securities available-for-sale	2,140	1,061

Net cash from investing activities	1,730	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,354)	8,309
Net change in repurchase agreements	(1,017)	(234)
Net change in advances from borrowers for taxes and insurance	(345)	(369)
Federal Home Loan Bank advances	5,251	4,356
Repayments of Federal Home Loan Bank Advances	(1,000)	—
Stock options exercised	—	8
Purchase of treasury stock	(58)	(763)
Dividends paid	(162)	(166)

Net cash from financing activities	1,315	11,141

Net change in cash and cash equivalents	4,215	10,375

Cash and cash equivalents at beginning of period	11,081	23,998

Cash and cash equivalents at end of period	$15,296	$34,373

See accompanying notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Three months ended March 31, 2004 and 2003
(In thousands of dollars, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity

2003

Balance at January 1, 2003	$27	$27,050	$27,407	$(979)	$(24,491)	$880	$29,894
Net income	—	—	489	—	—	—	489
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	13	13

Total comprehensive income							502

Exercise of 500 stock options	—	8	—	—	—	—	8
Purchase of 32,200 shares of treasury stock	—	—	—	—	(763)	—	(763)
Dividends declared	—	—	(166)	—	—	—	(166)
ESOP shares earned	—	56	—	37	—	—	93

Balance at March 31, 2003	$27	$27,114	$27,730	$(942)	$(25,254)	$893	$29,568

2004

Balance at January 1, 2004	$27	$27,515	$29,005	$(833)	$(26,731)	$557	$29,540
Net income	—	—	664	—	—	—	664
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	240	240

Total comprehensive income							904

Purchase of 2,000 shares of treasury stock	—	—	—	—	(58)	—	(58)
Dividends declared	—	—	(162)	—	—	—	(162)
ESOP shares earned	—	71	—	35	—	—	106

Balance at March 31, 2004	$27	$27,586	$29,507	$(798)	$(26,789)	$797	$30,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(table amounts in thousands of dollars, except share data)

Note 1 — Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

        The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 — Earnings Per Share

        The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003.

	2004	2003

Basic earnings per share
Net income as reported	$664	$489
Weighted average common shares outstanding	1,068,818	1,106,953

Basic earnings per share	$.62	$.44

Diluted earnings per share
Net income as reported	$664	$489

Weighted average common shares outstanding	1,068,818	1,106,953
Dilutive effect of stock options	103,055	70,190

Average common shares and dilutive
potential common shares	1,171,873	1,177,143

Diluted earnings per share	$.57	$.42

        Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004	2003

Net income as reported	$664	$489
Deduct: Stock-based compensation expense
Determined under fair value based method	(4)	(4)

Pro forma net income	660	485

Basic earnings per share as reported	.62	.44
Pro forma basic earnings per share	.62	.44

Diluted earnings per share as reported	.57	.42
Pro forma diluted earnings per share	.56	.41

Note 3 — Recent Accounting Pronouncements

        Recently-Issued Accounting Standards —   In March 2004, the Sec issued Staff Accounting Bulletin (SAB) No. 105 “Application of Accounting Principles to Loan Commitments”. This SAB related to Financial Accounting Standards Board (FASB) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” for valuing loan commitments, considered to be derivatives, on mortgage loans that will be sold. This SB is effective for commitments entered into after April 1, 2004. The adoption did not have a material impact on the financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at March 31, 2004 to its financial condition at December 31, 2003 and the results of operations for the three months ended March 31, 2004 to the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

        Total assets at March 31, 2004 were $269.0 million compared to $266.1 million at December 31, 2003, an increase of $2.9 million. During the three months ended March 31, 2004, cash and cash equivalents increased $4.2 million and loans receivable increased by $5.6 million funded by a decrease of $7.4 million in securites and an increase of $4.3 million in FHLB advances.

        The allowance for loan losses was $598,000 and $578,000 at March 31, 2004 and December 31, 2003, respectively. Non-performing assets were $246,000 and $621,000 at March 31, 2004 and December 31, 2003, respectively.

        Total liabilities at March 31, 2004 were $238.7 million compared to $236.5 million at December 31, 2003, an increase of $2.2 million, primarily due to an increase Federal Home Loan Bank advances of $4.3 million. Federal Home Loan Bank advances increased as a result of management taking advantage of low fixed rate term advances for asset/liability management purposes.

        Stockholders’ equity at March 31, 2004 was $30.3 million compared to $29.5 million at December 31, 2003. The increase was primarily attributable to the net income of the Company and the unrealized gain of available-for-sale securities offset by dividends declared of $162,000.

RESULTS OF OPERATIONS

        Net income increased to $664,000 for the quarter ended March 31, 2004 from $489,000 for the quarter ended March 31, 2003.

        Net interest income was $2.2 million for the three months ended March 31, 2004 compared to $1.8 million for the same quarter in 2003. The net interest margin increased to 3.53% for the 2004 period from 3.01% for the 2003 period. This was largely due to an increase in the spread to 3.38% for the 2004 period from 2.78% for the 2003 period. The average yield on earning assets decreased to 5.56% for the quarter ended March 31, 2004 from 5.68% for the 2003 period. The average cost of funds decreased to 2.18% for the quarter ended March 31, 2004 from 2.90% for the quarter ended March 31, 2003.

        Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There were no provision for loan losses recorded for the quarters ended March 31, 2004 and 2003. Management believes that its assessment of the allowance for loan losses is appropriate, given trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

        Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

        Noninterest income increased to $316,000 for the quarter ended March 31, 2004 from $240,000 for the quarter ended March 31, 2003. The change was primarily due to an increase in gain on sale of securities of $128,000 for the quarter ended March 31, 2004 from $68,000 for the quarter ended March 31, 2004. There was $33,000 in income from a real estate development subsidiary for the quarter ended March 31, 2004.

        Noninterest expense increased to $1.5 million for the quarter ended March 31, 2004, compared to $1.3 million for the corresponding three month period in 2003, due primarily to higher compensation costs and occupancy and equipment costs due to the new facilities at the existing 55th Street location.

        The Company’s federal income tax expense increased to $341,000 for the three-month period ended March 31, 2004 from $241,000 for the three-month period ended March 31, 2003. The change in income tax was attributable to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 22% at March 31, 2004.

        The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows from operating activities were $1.2 million and $839,000 in 2004 and 2003, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of the activity in deposit accounts,

FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $1.3 million and $11.1 million in 2004 and 2003, respectively.

        At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $26.0 million, or 9.8% of adjusted total assets, which is above the required level of $10.6 million, or 4.0%; and total risk-based capital of $26.6 million, or 16.4% of risk-weighted assets, which is above the required level of $13.0 million, or 8.0%. The Bank at March 31, 2004 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

        At March 31, 2004, the Bank had outstanding commitments to originate mortgage loans of $1.9 million, and $1.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2004 totaled $74.9 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2003, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (32)% and would result in a $10.3 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

        The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2003, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points. On December 31, 2003, the yield on the three month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2003.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

				NPV as a % of
	Net Portfolio Value			PV of Assets

Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+ 300 bp	$16,153	$(15,808)	(49)%	6.44%	(527	)bp
+ 200 bp	21,665	(10,296)	(32)	8.39	(332	)bp
+ 100 bp	27,162	(4,799)	(15)	10.22	(149	)bp
0 bp	31,961	—	—	11.71	—
- 100 bp	33,942	1,981	6	12.23	52	bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

        Management has not yet completed the computation of NPV as of March 31, 2004 but estimates that the results would not be materially different than those presented above.

ITEM 4.   CONTROLS AND PROCEDURES

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (e), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

        In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (f), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

        There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        None

ITEM 2.   CHANGES IN SECURITIES.

        None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None

ITEM 5.   OTHER INFORMATION.

        None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1 Rule 13a-14(a) Certification (Chief Executive Officer)

31.2 Rule 13a-14(a) Certification (Chief Financial Officer)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference.)

Reports on Form 8-K. On February 2, 2004, the Company filed a report announcing the 2003 annual and fourth quarter results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.
Date: May 14, 2004	/s/ David A. Remijas David A. Remijas President and Chief Executive Officer

Date: May 14, 2004	/s/ Steven J. Pokrak Steven J. Pokrak Treasurer and Chief Financial Officer