Form 10-Q
period 2004-06-30
PARK BANCORP INC
filed 2004-08-13
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934

For the quarterly period ended June 30, 2004

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 31, 2004, the Registrant had outstanding 1,145,195 shares of common stock.

PARK BANCORP, INC.

Form 10-Q Quarterly Report

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

ITEM 1. FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$2,734	$3,719
Federal funds sold	3,828	3,376
Interest-bearing deposit accounts in other financial institutions	5,347	3,986

Total cash and cash equivalents	11,909	11,081
Time deposits with other financial institutions	1,169	1,151
Securities available-for-sale	64,217	72,058
Loans receivable, net	167,792	158,957
Federal Home Loan Bank stock	12,430	10,109
Premises and equipment, net	4,742	4,627
Accrued interest receivable	1,211	1,244
Bank-owned life insurance	5,738	5,627
Other assets	1,577	1,209

Total assets	$270,785	$266,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$6,537	$6,099
Interest-bearing	163,621	164,363

Total deposits	170,158	170,462

Securities sold under repurchase agreements	3,945	6,904
Advances from borrowers for taxes and insurance	2,252	2,081
Federal Home Loan Bank advances	63,242	55,175
Accrued interest payable	346	364
Other liabilities	969	1,537

Total liabilities	240,912	236,523

Stockholders’ Equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 9,000,000 shares; issued 2,733,138 and 2,733,138 shares	27	27
Additional paid-in capital	27,661	27,515
Retained earnings	29,879	29,005
Treasury stock, 1,587,943 and 1,580,943 shares, at cost	(26,943)	(26,731)
Unearned ESOP shares	(763)	(833)
Accumulated other comprehensive income	12	557

Total stockholders’ equity	29,873	29,540

Total liabilities and stockholders’ equity	$270,785	$266,063

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans receivable	$2,562	$2,489	$5,177	$5,058
Securities	741	670	1,580	1,477
Other interest-bearing deposits	39	105	67	188

Total	3,342	3,264	6,824	6,723

Interest expense
Deposits	770	1,003	1,552	2,055
Federal Home Loan Bank advances and other borrowings	506	591	993	1,163

Total	1,276	1,594	2,545	3,218

Net interest income	2,066	1,670	4,279	3,505

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,066	1,670	4,279	3,505

Noninterest income
Gain on sale of securities available-for-sale	54	51	182	119
Service fee income	73	86	150	175
Earnings on bank-owned life insurance	66	72	134	144
Other operating income	11	13	54	24

Total noninterest income	204	222	520	462

Noninterest expense
Compensation and benefits	841	844	1,803	1,702
Occupancy and equipment	213	155	431	311
Other operating expenses	360	305	704	636

Total noninterest expense	1,414	1,304	2,938	2,649

Income before income taxes	856	588	1,861	1,318

Income tax expense	292	193	633	434

Net income	$564	$395	$1,228	$884

Basic earnings per share	$.53	$.36	$1.15	$.80
Diluted earnings per share	$.48	$.34	$1.05	$.75

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,228	$884
Adjustments to reconcile net income to net cash from (used in) operating activities
Net premium amortization on securities	78	149
Gain on sale of securities available-for-sale	(182)	(119)
Net Earnings on bank-owned life insurance	(111)	(126)
Depreciation	210	150
ESOP compensation expense	216	182
Federal Home Loan Bank stock dividends	(321)	(278)
Net change in:
Accrued interest receivable	33	50
Accrued interest payable	(18)	(255)
Other assets	(602)	(147)
Other liabilities	(568)	2,813

Net cash from operating activities	(37)	3,303

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(6,534)	(14,466)
Proceeds from sales, calls, and maturities of securities available-for-sale	7,141	4,064
Principal repayments on mortgage-backed securities	7,009	7,270
Net increase in loans	(8,835)	(1,968)
Purchase of Federal Home Loan Bank stock	(2,000)	(3,500)
Purchase of premises and equipment	(325)	(380)

Net cash from investing activities	(3,544)	(8,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(304)	11,039
Net change in repurchase agreements	(2,959)	(2,186)
Net change in advances from borrowers for taxes and insurance	171	14
Federal Home Loan Bank advances	9,067	9,025
Repayment of Federal Home Loan Bank advances	(1,000)	—
Dividends paid	(354)	(330)
Stock options exercised	—	8
Purchase of treasury stock	(212)	(763)

Net cash from financing activities	4,409	16,807

Net change in cash and cash equivalents	828	11,130
Cash and cash equivalents at beginning of period	11,081	23,998

Cash and cash equivalents at end of period	$11,909	$35,128

Supplemental disclosures of cash flow information
Cash due from broker	—	$1,550

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2004 and 2003

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
2003
Balance at January 1, 2003	$27	$27,050	$27,407	$(979)	$(24,491)	$880	$29,894
Comprehensive income
Net income	—	—	884	—	—	—	884
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	105	105

Total comprehensive income							989
Exercise of 500 stock options	—	8	—	—	—	—	8
Purchase of 32,200 shares of treasury stock	—	—	—	—	(763)	—	(763)
Dividends paid ($.30 per share)	—	—	(330)	—	—	—	(330)
ESOP shares earned	—	109	—	73	—	—	182

Balance at June 30, 2003	$27	$27,167	$27,961	$(906)	$(25,254)	$985	$29,980

2004
Balance at January 1, 2004	$27	$27,515	$29,005	$(833)	$(26,731)	$557	$29,540
Comprehensive income
Net income	—	—	1,228	—	—	—	1,228
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(545)	(545)

Total comprehensive income							683

Purchase of 7,000 shares of treasury stock	—	—	—	—	(212)	—	(212)
Dividends paid ($.33 per share)	—	—	(354)	—	—	—	(354)
ESOP shares earned	—	146	—	70	—	—	216

Balance at June 30, 2004	$27	$27,661	$29,879	$(763)	$(26,943)	$12	$29,873

See notes to consolidated financial statements.

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank’s subsidiaries, GPS Company and GPS Development Company (GPS), as of June 30, 2004 and December 31, 2003 and for the three-month and six-month periods ended June 30, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003.

	2004		2003
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Net income as reported	$564	$1,228	$395	$884
Weighted average common shares outstanding	1,070,255	1,069,537	1,101,259	1,104,106

Basic earnings per share	$.53	$1.15	$.36	$.80

Earnings per share assuming dilution
Net income available to common shareholders	$564	$1,228	$395	$884

Weighted average common shares outstanding	1,070,255	1,069,537	1,101,259	1,104,106

Dilutive effect of stock options	105,755	104,392	75,841	71,962

Average common shares and dilutive potential common shares	1,176,010	1,173,929	1,177,100	1,176,068

Diluted earnings per share	$.48	$1.05	$.34	$.75

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004		2003
	3 Mos.	6 Mos.	3 Mos.	6 Mos.
Net income as reported	$564	$1,228	$395	$884
Deduct: Stock-based compensation expense
Determined under fair vale based method	(4)	(8)	(4)	(8)

Pro forma net income	560	1,220	391	876

Basic earnings per share as reported	.53	1.15	.36	.80
Pro forma basic earnings per share	.52	1.14	.36	.79

Diluted earnings per share as reported	.48	1.05	.34	.75
Pro forma diluted earnings per share	.48	1.04	.33	.74

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at June 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2004 to the same periods in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2004 were $270.8 million compared to $266.1 million at December 31, 2003, an increase of $4.7 million. During the six months ended June 30, 2004, loans receivable increased $8.8 million and FHLB stock increased $2.3 million offset by a decrease of $7.8 million in securities.

The allowance for loan losses was $597,000 and $578,000 at June 30, 2004 and December 31, 2003, respectively. Non-performing assets were $1,015,000 and $545,000 at June 30, 2004 and December 31, 2003, respectively. The increase was due primarily to a $506,000 multi-family loan and no loss is expected.

Total liabilities at June 30, 2004 were $240.9 million compared to $236.5 million at December 31, 2003, an increase of $4.4 million, primarily due to an increase of $8.1 million in Federal Home Loan Bank advances, offset by $3.0 million decrease in repurchase agreements. Federal Home Loan Bank advances increased as a result of management taking advantage of low fixed rate term advances for asset/liability management purposes.

Stockholders’ equity at June 30, 2004 was $29.9 million compared to $29.5 million at December 31, 2003. The increase was primarily attributable to the net income of the Company, offset by the repurchase of 7,000 shares of common stock at an average price of $30.28, dividends declared of $354,000 and the unrealized loss of available-for-sale securities.

RESULTS OF OPERATIONS

Net income increased to $564,000 for the quarter ended June 30, 2004 compared to $395,000 for the same period in 2003. Net income increased to $1,228,000 for the six months ended June 30, 2004 from $884,000 for the six months ended June 30, 2003.

Net interest income was $2.1 million for the three months ended June 30, 2004 compared to $1.7 million for the same quarter in 2003. The net interest margin increased to 3.24% for the 2004 period from 2.77% for the 2003 period. This was largely due to an increase in the spread to 3.09% for the 2004 period from 2.55% for the 2003 period. The average yield on earning assets decreased to 5.24% for the quarter ended June 30, 2004 from 5.28% fro the 2003 period. The average costs of funds decreased to 2.15% for the quarter ended June 30, 2004 from 2.73% for the quarter ended June 30, 2004.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There were no provision for loan losses recorded for the quarters ended June 30, 2004 and 2003. Management believes that its assessment of the allowance for loan losses is appropriate, given trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $204,000 for the quarter ended June 30, 2004 from $222,000 for the quarter ended June 30, 2003.

Noninterest expense increased to $1.4 million for the quarter ended June 30, 2004, compared to $1.3 million for the corresponding three month period in 2003, due to occupancy and equipment costs resulting from placing the new facilities at the existing 55th Street location into service.

The Company’s federal income tax expense increased to $292,000 for the three-month period ended June 30, 2004 from $193,000 for the three-month period ended June 30, 2003. The change in income tax was attributable to the increase in income before income taxes.

The Company has a contract pending on the sale of 3.5 acres in Naperville, Illinois. The sale is contingent upon the purchaser obtaining favorable zoning for the parcel. The sale is expected to be completed in early 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s liquidity ratio was 45% at June 30, 2004.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows (used in) provided by operating activities were ($37,000) and $3.3 million in 2004 and 2003, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and FHLB stock, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. The net cash used in investing activities were ($3.5) million and ($9.0) million in 2004 and 2003, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $4.4 million and $16.8 million in 2004 and 2003, respectively.

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $ 26.6 million, or 9.9% of adjusted total assets, which is above the required level of $10.7 million, or 4.0%; and total risk-based capital of $27.2 million, or 16.3% of risk-weighted assets, which is above the required level of $13.3 million, or 8.0%. The Bank at June 30, 2004 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At June 30, 2004, the Bank had outstanding commitments to originate mortgage loans of $3.4 million, and $1.5 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2004 totaled $72.8 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2004, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (29)% and would result in a $10.1 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2004, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points. On March 31, 2004, the yield on the three month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended March 31, 2004.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$18,661	$(16,214)	(46)%	7.31%	(522	)bp
+ 200 bp	24,803	(10,072)	(29)	9.41	(312	)bp
+ 100 bp	30,525	(4,351)	(12)	11.24	(129	)bp
0 bp	34,876	—	—	12.53	—
- 100 bp	36,132	1,257	4	12.80	+ 27	bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of June 30, 2004 but estimates that the results would not be materially different than those presented above.

ITEM 4. CONTROLS AND PROCEDURES

As on June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all materials respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) that is required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

The Company purchased 5,000 shares of treasury stock at a price of $30.69 under the September 2003 re-purchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The annual meeting of stockholders was held on May 5, 2004. Richard J. Remijas, Jr. and Paul Shukis were elected to three-year terms as directors. In addition, the stockholders ratified the selection of Crowe, Chizek and Company LLC as independent public accountants for the Company for the year ending December 31, 2004.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer (attached as an exhibit and incorporated herein by reference.)

(b)	Reports on Form 8-K. On April 30, 2004, the Company filed a report announcing the 2004 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: August 13, 2004	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: August 13, 2004	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer