Form 10-Q
period 2004-09-30
PARK BANCORP INC
filed 2004-11-15
CIK 1013554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACTIVITIES OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the Registrant had outstanding 1,144,195 shares of common stock.

PARK BANCORP, INC.

Form 10-Q Quarterly Report

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (the Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$3,771	$3,719
Federal funds sold	3,117	3,376
Interest-bearing deposit accounts in other financial institutions	10,176	3,986

Total cash and cash equivalents	17,064	11,081
Time deposits with other financial institutions	1,178	1,151
Securities available-for-sale	58,324	72,058
Loans receivable, net	167,391	158,957
Federal Home Loan Bank stock	12,607	10,109
Premises and equipment, net	4,775	4,627
Accrued interest receivable	1,162	1,244
Bank-owned life insurance	5,794	5,627
Other assets	1,879	1,209

Total assets	$270,174	$266,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$5,731	$6,099
Interest-bearing	161,272	164,363

Total deposits	167,003	170,462

Securities sold under repurchase agreements	3,944	6,904
Advances from borrowers for taxes and insurance	2,789	2,081
Federal Home Loan Bank advances	64,322	55,175
Accrued interest payable	342	364
Other liabilities	1,186	1,537

Total liabilities	239,586	236,523

Stockholders’ Equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 9,000,000 shares; issued 2,734,138 and 2,733,138 shares	27	27
Additional paid-in capital	27,747	27,515
Retained earnings	30,330	29,005
Treasury stock, 1,589,943 and 1,580,943 shares, at cost	(27,005)	(26,731)
Unearned ESOP shares	(729)	(833)
Accumulated other comprehensive income	218	557

Total stockholders’ equity	30,588	29,540

Total liabilities and stockholders’ equity	$270,174	$266,063

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans receivable	$2,615	$2,604	$7,792	$7,662
Securities	771	780	2,351	2,257
Other interest-bearing deposits	50	49	117	237

Total	3,436	3,433	10,260	10,156

Interest expense
Deposits	795	925	2,347	2,980
Federal Home Loan Bank advances and other borrowings	540	534	1,533	1,697

Total	1,335	1,459	3,880	4,677

Net interest income	2,101	1,974	6,380	5,479

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,101	1,974	6,380	5,479

Noninterest income
Gain on sale of real estate held for expansion	128	—	128	—
Gain on sale of securities available-for-sale	66	65	248	184
Service fee income	87	105	241	280
Earnings on bank-owned life insurance	66	72	200	216
Other operating income	13	132	63	156

Total noninterest income	360	374	880	836

Noninterest expense
Compensation and benefits	941	830	2,721	2,532
Occupancy and equipment	227	260	640	571
Other operating expenses	352	217	1,097	853

Total noninterest expense	1,520	1,307	4,458	3,956

Income before income taxes	941	1,041	2,802	2,359

Income tax expense	299	349	932	783

Net income	$642	$692	$1,870	$1,576

Basic earnings per share	$.60	$.64	$1.75	$1.43
Diluted earnings per share	$.55	$.59	$1.60	$1.34

Comprehensive income	$848	$416	$1,531	$1,405

See notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,870	$1,576
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	108	143
Gain on sale of securities available-for-sale	(248)	(184)
Gain on sale of real estate held for expansion	(128)	—
Earnings on bank-owned life insurance	(200)	(216)
Depreciation	315	225
ESOP compensation expense	321	285
Federal Home Loan Bank stock dividends	(498)	(319)
Net change in:
Accrued interest receivable	82	46
Accrued interest payable	(22)	(203)
Other assets	(1,576)	(480)
Other liabilities	(351)	348

Net cash from operating activities	(327)	1,221

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(6,643)	(37,716)
Proceeds from sales, calls, and maturities of securities available-for-sale	9,794	9,759
Principal repayments on mortgage-backed securities	11,271	13,816
Net increase in loans	(8,434)	(7,407)
Proceeds from sale of real estate held for expansion	153	—
Purchase of Federal Home Loan Bank stock	(2,000)	(4,261)
Purchase of premises and equipment	(463)	(681)

Net cash from investing activities	3,678	(26,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(3,459)	9,475
Net change in repurchase agreements	(2,960)	(2,382)
Net change in advances from borrowers for taxes and insurance	708	(950)
Proceeds from in Federal Home Loan Bank advances	14,147	15,850
Repayments of Federal Home Loan Bank advances	(5,000)	(12,000)
Dividends paid	(545)	(494)
Stock options exercised	15	221
Purchase of treasury stock	(274)	(2,164)

Net cash from financing activities	2,632	7,556

Net change in cash and cash equivalents	5,983	(17,713)
Cash and cash equivalents at beginning of period	11,081	23,998

Cash and cash equivalents at end of period	$17,064	$6,285

Supplemental disclosures of cash flow information
Cash paid during the nine months for
Interest	$3,928	$4,714
Income taxes	825	755

See notes to consolidated financial statements.

Park Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2004 and 2003

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2003
Balance at January 1, 2003	$27	$27,050	$27,407	$(979)	$(24,491)	$880	$29,894
Comprehensive income
Net income	—	—	1,576	—	—	—	1,576
Change in fair value of securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(171)	(171)

Total comprehensive income							1,405

Exercise of 14,007 stock options	—	221	—	—	—	—	221
Purchase of 84,307 shares of treasury stock	—	—	—	—	(2,164)	—	(2,164)
Dividends declared ($.45 per share)	—	—	(494)	—	—	—	(494)
ESOP shares earned	—	175	—	110	—	—	285

Balance at September 30, 2003	$27	$27,446	$28,489	$(869)	$(26,655)	$709	$29,147

2004
Balance at January 1, 2004	$27	$27,515	$29,005	$(833)	$(26,731)	$557	$29,540
Comprehensive income
Net income	—	—	1,870	—	—	—	1,870
Change in fair value of securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(339)	(339)

Total comprehensive income							1,531

Exercise of 1,000 stock options	—	15	—	—	—	—	15
Purchase of 9,000 shares of treasury stock	—	—	—	—	(274)	—	(274)
Dividends declared ($.54 per share)	—	—	(545)	—	—	—	(545)
ESOP shares earned	—	217	—	104	—	—	321

Balance at September 30, 2004	$27	$27,747	$30,330	$(729)	$(27,005)	$218	$30,588

See notes to consolidated financial statements.

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank’s subsidiaries, GPS Company and GPS Development Company (GPS), as of September 30, 2004 and December 31, 2003 and for the three-month and nine-month periods ended September 30, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2004 and 2003.

	2004		2003
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Net income as reported	$642	$1,870	$692	$1,576
Weighted average common shares outstanding	1,070,536	1,069,872	1,088,414	1,098,875

Basic earnings per share	$.60	$1.75	$.64	$1.43

Earnings per share assuming dilution
Net income available to common shareholders	$642	$1,870	$692	$1,576
Weighted average common shares outstanding	1,070,536	1,069,872	1,088,414	1,098,875

Dilutive effect of stock options	96,830	95,530	87,948	81,608

Average common shares and dilutive potential common shares	1,167,366	1,165,402	1,176,362	1,180,483

Diluted earnings per share	$.55	$1.60	$.59	$1.34

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004		2003
	3 Mos.	9 Mos.	3 Mos.	9 Mos.
Net income as reported	$642	$1,870	$692	$1,576
Deduct: Stock-based compensation expense Determined under fair value based method	(4)	(12)	(4)	(12)

Pro forma net income	638	1,858	688	1,564

Basic earnings per share as reported	.60	1.75	.64	1.43
Pro forma basic earnings per share	.60	1.74	.63	1.42

Diluted earnings per share as reported	.55	1.60	.59	1.34
Pro forma diluted earnings per share	.55	1.59	.58	1.32

Note 3 – Recently Issued Accounting Guidance

EITF 03-1, Other-Than-Temporary Impairment

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus claries the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 114, “Accounting for Certain Investments in Debt and Equity Securities, “ and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (Company) and its wholly owned subsidiaries, Park Federal Savings Bank (Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month and nine-month periods ended September 30, 2004 to the same periods in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2004 were $270.2 million compared to $266.1 million at December 31, 2003, an increase of $4.1 million. During the nine months ended September 30, 2004, loans receivable increased $8.4 million, cash and cash equivalents increased by $6.0 million and Federal Home Loan Bank stock increased $2.5 million offset by $13.7 million decrease in securities.

The allowance for loan losses was $577,000 and $578,000 at September 30, 2004 and December 31, 2003, respectively. Non-performing assets were $1,228,000 and $545,000 at September 30, 2004 and December 31, 2003, respectively.

Total liabilities at September 30, 2004 were $239.6 million compared to $236.5 million at December 31, 2003, an increase of $3.1 million, primarily due to an increase of $9.1 million in Federal Home Loan Bank advances offset by $3.0 million decrease in repurchase agreements and a decrease of $3.5 million in deposits. Federal Home Loan Bank advances increased as a result of management taking advantage of low fixed rate term advances for asset/liability management purposes.

Stockholders’ equity at September 30, 2004 was $30.6 million compared to $29.5 million at December 31, 2003. The increase was primarily attributable to the net income of the Company, offset by dividends declared of $545,000, an unrealized loss of $339,000 in securities available-for-sale and the repurchase of 9,000 shares of common stock at an average price of $30.41.

RESULTS OF OPERATIONS

Net income decreased to $642,000 for the quarter ended September 30, 2004 compared to $692,000 for the same period in 2003. Net income increased to $1.9 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003.

Net interest income increased to $2.1 million for the quarter ended September 30, 2004 compared to $2.0 million for the same period in 2003. Net interest income increased to $6.4 million for the nine months ended September 30, 2004 compared to $5.5 million for the same period in 2003. The net interest margin increased to 3.31% for the three-month period ended September 30, 2004, from 3.13% for the three-month period ended September 30, 2003. This was largely due to an increase in the spread to 3.16% for the three-month period ended September 30, 2004, from 2.92% for three-month period ended September 30, 2003. The average yield on earning assets decreased to 5.41% and 5.41% for the three-month and nine-month periods ended September 30, 2004, respectively, from 5.44% and 5.43% for the three-month and nine-month periods ended September 30, 2003, respectively. The average cost of funds also decreased to 2.25% and 2.20% for the three-month and nine-month periods ended September 30, 2004, respectively, from 2.52% and 2.72% for the three-month and nine-month periods ended September 30, 2003, respectively.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There were no provision for loan losses recorded for the quarters ended September 30, 2004 and 2003. Management believes that its assessment of the allowance for loan losses is appropriate, given trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimatible.

Noninterest income decreased to $360,000 for the quarter ended September 30, 2004 from $374,000 for the quarter ended September 30, 2003.

Noninterest expense increased to $1.5 million for the quarter ended September 30, 2004, compared to $1.3 million for the corresponding three month period in 2003, due to occupancy and equipment costs resulting from placing the new facilities at the existing 55th Street location into service.

The Company’s federal income tax expense decreased to $299,000 for the three-month period ended September 30, 2004 from $349,000 for the three-month period ended September 30, 2003. The change in income tax was attributable to the decrease in income before income taxes.

The Company completed the sale of 3.5 acres in Naperville, Illinois in October 2004 for a sales price of $1.4 million. The cost of the land was $437,000 and previously reported under other assets. The gain after taxes was $625,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s liquidity ratio was 45% at September 30, 2004.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were ($327,000) and $1.2 million in 2004 and 2003, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. The net cash from investing activities were $3.7 million and $(26.5) million in 2004 and 2003, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $2.6 million and $7.6 million in 2004 and 2003, respectively.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $ 27.3 million, or 10.2% of adjusted total assets, which is above the required level of $10.7 million, or 4.0%; and total risk-based capital of $27.8 million, or 16.7% of risk-weighted assets, which is above the required level of $13.4 million, or 8.0%. The Bank at September 30, 2004 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2004, the Bank had outstanding commitments to originate mortgage loans of $3.2 million, and $560,000 in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2004 totaled $73.0 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2004, the Bank’s most recent sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (28)% and would result in a $9.9 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2004, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$20,452	$(14,998)	(42)%	7.95%	(479) bp
+ 200 bp	25,575	(9,875)	(28)	9.68	(306) bp
+ 100 bp	30,755	(4,695)	(13)	11.33	(141) bp
0 bp	35,450	—	—	12.74	—
- 100 bp	37,935	2,485	7	13.39	+ 65 bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of September 30, 2004 but estimates that the results would not be materially different than those presented above.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all materials respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) that is required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

The Company purchased 2,000 shares of treasury stock at a price of $30.86 under the September 2003 re-purchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

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

(b)	Reports on Form 8-K. On July 30, 2004, the Company filed a report announcing the 2004 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: November 15, 2004	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: November 15, 2004	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer