Form 10-K
period 2004-12-31
PARK BANCORP INC
filed 2005-03-30
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-20867

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

Common stock, $.01, par value per share

(Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $23,664,000 as of June 30, 2004.

As of March 18, 2005, the Registrant had outstanding 1,140,595 shares of common stock.

Documents Incorporated by Reference

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 4, 2005 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

Park Bancorp, Inc. (“the Company”) is a bank holding company engaged in the business of banking through its wholly owned subsidiary, Park Federal Savings Bank (“the Bank”), and real estate development through its wholly owned subsidiary, PBI Development Corporation (“PBI”). The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. The Bank also has two wholly owned subsidiaries. GPS Development Corp. (“GPS”) is an Illinois corporation, which participates in residential real estate development projects. GPS Corporation is an Illinois corporation, which conducts limited insurance activities.

The Bank attracts retail deposits from the general public in the areas surrounding its offices and invests those deposits, together with funds generated from operations and other borrowings, primarily in fixed-rate, one-to-four-family residential mortgage loans, and securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank’s revenues are derived principally from interest on its loans and securities. The Bank’s primary sources of funds are deposits, advances from the Federal Home Loan Bank (“FHLB”), securities sold under repurchase agreements, and principal and interest payments on loans and securities.

Market Area and Competition

The Bank is a community-oriented savings bank. The Bank’s primary deposit gathering area is concentrated in the communities surrounding its offices, while its lending activities primarily include areas throughout Cook, DuPage, and Will Counties.

The Bank’s market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank’s Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds. Management of the Bank believes that its urban communities are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families. The Bank’s Westmont office is located in DuPage County, which consists predominantly of middle to upper income families.

The Bank does not formally track real estate values or construction starts in its primary market areas; however, the officers and directors of the Bank maintain relationships with area contractors and real estate agents, which enable them to continually monitor the trends in housing construction and real estate sales in the Bank’s primary market areas. In addition, the Bank obtains information on real estate sales on a periodic basis through public records. Management is not aware of any material adverse trends in real estate values in its market area.

2.

The Bank’s competition for loans comes principally from savings institutions, mortgage banking companies, and commercial banks. Its most direct competition for deposits has historically come from savings institutions, commercial banks, and credit unions. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2004, the Bank had total gross loans outstanding of $174.2 million, of which $96.0 million were one-to-four family residential mortgage loans, or 55.10% of the Bank’s total gross loans. The remainder of the portfolio consists of $27.5 million of multi-family mortgage loans, or 15.80% of total gross loans; $19.2 million of commercial real estate loans, or 11.05% of total gross loans; $15.6 million of construction and land loans, or 8.93% of total gross loans; and consumer and other loans of $15.9 million, or 9.12% of total gross loans. The Bank had no loans held for sale at December 31, 2004.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Executive Committee, a management committee of the Bank. All real estate loans must be approved by the Executive Committee. The maximum loan amount is $500,000 unless approved by the Board of Directors. Pursuant to Office of Thrift Supervision (“OTS”) regulations, loans to one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus without regulatory notification. The Bank has no loans to one borrower that are in excess of regulatory limits.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

3.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four-family	$95,966	55.10%	$100,136	61.86%	$96,351	62.46%	$87,620	63.00%	$71,375	70.23%
Multi-family	27,527	15.80	19,167	11.84	17,977	11.65	17,279	12.43	10,924	10.75
Commercial	19,247	11.05	16,998	10.50	9,607	6.23	8,548	6.15	5,316	5.23
Construction and land	15,549	8.93	13,013	8.04	11,159	7.23	10,668	7.67	9,130	8.98
Consumer and other	15,887	9.12	12,559	7.76	19,166	12.43	14,947	10.75	4,882	4.81

Total loans, gross	174,176	100.00%	161,873	100.00%	154,260	100.00%	139,062	100.00%	101,627	100.00%

Undisbursed portion of loans funds	(4,802)		(1,812)		(5,226)		(3,329)		(3,763)
Deferred loan origination fees and unearned discounts	(534)		(526)		(467)		(445)		(347)
Allowance for loan losses	(1,374)		(578)		(574)		(500)		(500)

Total loans, net	$167,466		$158,957		$147,993		$134,788		$97,017

4.

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2004. The table does not include principal prepayments.

	Real Estate Loans				Consumer and Other	Total Loans Receivable
	One-to-Four-Family	Multi- Family	-Commercial	Construction and Land
Amounts due
One year or less	$104	$1,325	$202	$9,226	$7,627	$18,484

After one year
More than one year to three years	214	5,850	1,844	5,821	1,954	15,683
More than three years to five years	385	10,899	6,170	502	4,858	22,814
More than five years to ten years	5,289	4,033	698	—	1,448	11,468
More than ten years to twenty years	34,043	5,420	10,333	—	—	49,796
More than twenty years	55,931	—	—	—	—	55,931

Total due after December 31, 2005	95,862	26,202	19,045	6,323	8,260	155,692

Gross loans receivable	$95,966	$27,527	$19,247	$15,549	$15,887	$174,176

The following table sets forth at December 31, 2004 the dollar amount of total gross loans receivable contractually due after December 31, 2005 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2005
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$88,981	$6,881	$95,862
Multi-family	25,307	895	26,202
Commercial	19,045	—	19,045
Construction and land	6,323	—	6,323
Consumer and other	1,969	6,291	8,260

Total gross loans receivable	$141,625	$14,067	$155,692

Origination and Purchase of Loans. The Bank’s mortgage lending activities are conducted through its home office and two branch offices. Although the Bank may originate adjustable-rate mortgage loans, the substantial majority of the Bank’s loan originations are fixed-rate mortgage loans. While the Bank retains for its portfolio all of the mortgage loans that it originates, the Bank may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Bank. The Bank has purchased loans or participated in loans originated by other institutions based upon the Bank’s investment needs and market opportunities.

5.

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
Beginning balance, net	$158,957	$147,993	$134,788
Loans originated
One-to-four-family	19,431	37,967	30,553
Multi-family	10,914	6,907	4,860
Commercial	5,717	10,873	3,393
Construction and land	11,747	9,405	9,832
Consumer	2,655	3,373	2,570

Total loans originated	50,464	68,525	51,208
Loans purchased	12,024	7,605	16,238

	62,488	76,130	67,446

Principal payments	(50,193)	(68,576)	(52,270)
Change in allowance for loan losses	(796)	(4)	(74)
Change in undisbursed loan funds	(2,990)	3,414	(1,897)

Ending balance, net	$167,466	$158,957	$147,993

One-to-Four-Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four-family residences located in the Bank’s primary market area. Loan applications are obtained by the Bank’s loan officers through their contacts with the local real estate industry, customers, and members of the local communities. The Bank’s policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. The residential mortgage loans originated by the Bank are for maturity terms of up to 30 years.

The Bank offers adjustable rate mortgage (“ARM”) loans as a means of reducing its exposure to changes in interest rates. However, the volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and the availability of funds. In recent years, the Bank has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. ARM loans pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. The ARM loans currently offered by the Bank do not provide for initial deep discount “teaser” interest rates. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to constitute a significant portion of the Bank’s loan portfolio.

Multi-Family Lending. The Bank originates multi-family mortgage loans secured by properties located in the Bank’s primary market area. The amount of multi-family loans originated by the Bank depends upon market conditions.

6.

Pursuant to the Bank’s current underwriting policies, a multi-family mortgage loan may be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a multi-family loan are appraised by an independent appraiser. Title and property insurance are required on all multi-family loans.

The Bank’s underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property for current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a satisfactory credit history. In making its assessment of the creditworthiness of the borrower, the Bank reviews the financial statements and the employment and credit history of the borrower as well as other related documentation. Loans secured by multi-family residential properties generally involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio.

Commercial Real Estate Lending. On a limited basis, the Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in its primary market areas. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 80% of the appraised value of the property or the sales price. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans is subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s income and debt service ratio.

Construction and Land Lending. The Bank originates construction and land loans in its primary market areas. The Bank’s construction loans primarily are made to finance development of one-to-four-family residential properties. These loans are primarily fixed-rate loans with maturities of one year or less. The Bank’s policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as regular inspections warrant. Land loans generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.

7.

Construction lending may be viewed as involving a greater degree of risk than one-to-four family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

Consumer and Other Lending. The Bank’s consumer and other loans generally consist of automobile loans, second mortgage loans, loans secured by deposits, commercial lines of credit secured by real estate, and participations purchased.

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2004, the Bank had $8.5 million in purchased mortgage loans and loan participations serviced by others, totaling 4.88% of the total loan portfolio at that date, primarily secured by one-to-four-family residences. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

Federal regulations and the Bank’s Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful,” or “Loss” assets, depending upon the severity of the delinquency status or repayment capacity of the borrower. The likelihood of collection on the loan declines with each classification, and assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”

The Bank’s Executive Committee reviews and classifies the Bank’s assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2004, the Bank had $509,000 of assets classified as “Special Mention,” $2,616,000 of assets classified as “Substandard,” and $84,000 of assets classified as “Doubtful.” No assets were classified as “Loss.”

8.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31 presented below, the amount of interest income that would have been recognized on nonaccrual loans is immaterial to the financial statements.

	At December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans
Residential real estate
One-to-four-family	$370	$544	$235	$122	$457
Multi-family	1,423	—	—	—	—
Commercial	958	—	—	—	—
Construction and land	336	—	—	—	—
Consumer and other	38	1	—	—	1

Total nonperforming loans	3,125	545	235	122	458
REO	84	76	55	—	—

Total nonperforming assets	$3,209	$621	$290	$122	$458

At December 31, 2004, there were five loans totaling $3.8 million that were 60 to 89 days delinquent.

	At December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses as a percent of gross loans receivable	0.79%	0.36%	0.37%	0.36%	0.49%

Allowance for loan losses as a per- cent of total nonperforming loans	43.97	106.06	244.26	409.84	109.17

Nonperforming loans as a percent of gross loans receivable(1)	1.79	0.34	0.15	0.09	0.45

Nonperforming assets as a percentage of total assets(1)	1.20	0.23	0.12	0.05	0.19

(1)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the loan portfolio, its classifications of individual loans, and the general economy. The allowance for loan losses is maintained at an amount management considers appropriate to cover losses on loans receivable that are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Bank will continue to monitor and modify the allowance for loan losses as conditions dictate.

9.

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	2004	2003	2002	2001	2000
Balance at beginning of year	$578	$574	$500	$500	$500
Provision for loan losses	816	—	120	—	—
Charge-offs
One-to-four-family	—	—	(19)	—	—
Consumer and other	(20)	(22)	(27)	—	—

Total	1,374	552	574	—	—
Recoveries	—	26	—	—	—

Balance at end of year	$1,374	$578	$574	$500	$500

Net charge-offs to average gross loans outstanding	0.01%	—%	0.03%	—%	—%

10.

The following table sets forth the amount of the Bank’s allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

	At December 31,
	2004			2003			2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
One-to-four-family	$209	15.21%	55.11%	$200	34.60%	61.86%	$241	41.99%	62.46%	$190	38.00%	63.00%	$177	35.40%	70.23%
Multi-family	616	44.83	15.79	61	10.55	11.84	90	15.68	11.65	60	12.00	12.43	55	11.00	10.75
Commercial	328	23.87	11.02	68	11.76	10.50	48	8.36	6.23	59	11.80	6.15	60	12.00	5.23
Construction and land	111	8.08	8.95	104	17.99	8.04	57	9.93	7.23	57	11.40	7.67	54	10.80	8.98
Consumer and other	110	8.01	9.13	145	25.10	7.76	138	24.04	12.43	69	13.80	10.75	49	9.80	4.81
Unallocated	—	—	—	—	—	—	—	—	—	65	13.00	—	105	21.00	—

Total allowance for loan losses	$1,374	100.00%	100.00%	$578	100.00%	100.00%	$574	100.0%	100.00%	$500	100.00%	100.00%	$500	100.00%	100.00%

11.

Investment Activities

The investment policies of the Company and the Bank as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. The policies provide the authority to invest in government agency securities, mortgage-backed securities, corporate bonds, municipal securities, and equity securities.

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

All government agency securities held at December 31, 2004 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2004		2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale
Government agency securities	$8,974	$8,974	$10,023	$10,023	$—	$—
Corporate bonds	8,264	8,264	11,747	11,747	18,080	18,080
Mortgage-backed security
FNMA (1)	20,850	20,850	28,929	28,929	16,220	16,220
FHLMC (2)	12,133	12,133	15,723	15,723	17,750	17,750
GNMA (3)	3,801	3,801	—	—	—	—
Municipal securities	—	—	—	—	1,259	1,259
Equity securities	5,706	5,706	5,636	5,636	7,804	7,804

Total available-for-sale	$59,728	$59,728	$72,058	$72,058	$61,113	$61,113

(1)	Federal National Mortgage Association.
(2)	Federal Home Loan Mortgage Corporation.
(3)	Government National Mortgage Association.

12.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities and mortgage-backed securities as of December 31, 2004. All of the Company’s securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

	At December 31, 2004
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Securities
Government agency securities	$—	—%	$5,003	3.02%	$3,971	4.55%	$—	—%	$8,974	3.70%
Corporate notes	—	—	8,264	3.40	—	—	—	—	8,264	3.40
Equity securities	—	—	—	—	—	—	—	—	5,706	2.80

Total securities	$—	—%	$13,267	3.26%	$3,971	4.55%	$—	—%	$22,944	3.37%

Mortgage-backed securities
FNMA	$—	—%	$242	3.48%	$—	—%	$20,608	4.23%	$20,850	4.22%
FHLMC	284	3.19	1,061	4.03	—	—	10,788	4.17	12,133	4.13
GNMA	—	—	—	—	—	—	3,801	4.13	3,801	4.13

Total mortgage-backed securities	$284	3.19%	$1,303	3.93%	$—	—%	$35,197	4.20%	$36,784	4.18%

Included in the table above are $9.0 million of FHLB and FHLMC notes that are callable at the option of the issuing agency. Callable and variable rate FHLB advances totaled $20.0 million and $2.0 million at December 31, 2004, respectively. The Company has call risk on both the investing and borrowing positions. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

13.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2004, the Bank had $72.4 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

	Years Ended December 31,
	2004	2003	2002
Net deposits (withdrawals)	$(7,197)	$3,073	$(4,443)
Interest credited on deposit accounts	2,860	3,421	5,337

Total increase (decrease) in deposit accounts	$(4,337)	$6,494	$894

At December 31, 2004, the Bank had $13.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$3,368	2.83%
Over three through six months	1,700	1.93
Over six through twelve months	2,890	2.36
Over twelve months	5,679	3.50

Total	$13,637	2.90%

14.

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$34,749	20.92%	$36,368	21.33%	$34,626	21.12%
Money market savings accounts	11,482	6.91	11,044	6.48	8,576	5.23
NOW accounts	10,240	6.16	10,258	6.02	8,804	5.37
Non-interest-bearing accounts	6,680	4.02	6,099	3.58	4,478	2.73

Total transaction accounts	63,151	38.01	63,769	37.41	56,484	34.45
Certificate accounts
1.00% to 1.99%	8,847	5.33	46,429	27.24	7,299	4.45
2.00% to 2.99%	79,448	47.82	33,470	19.63	32,619	19.89
3.00% to 3.99%	7,413	4.46	13,744	8.06	47,111	28.73
4.00% to 4.99%	6,662	4.01	8,191	4.81	13,528	8.25
5.00% to 5.99%	250.15		1,933	1.13	3,753	2.29
6.00% to 6.99%	354.21		2,926	1.72	3,174	1.94

Total certificate accounts	102,974	61.99	106,693	62.59	107,484	65.55

Total deposits	$166,125	100.00%	$170,462	100.00%	$163,968	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2004.

	Period to Maturity from December 31, 2004
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
1.00% to 1.99%	$8,847	$—	$—	$—	$—	$8,847
2.00% to 2.99%	62,964	14,662	—	—	—	77,626
3.00% to 3.99%	—	—	—	3,742	3,672	7,414
4.00% to 4.99%	—	—	8,483	—	—	8,483
5.00% to 5.99%	250	—	—	—	—	250
6.00% to 6.99%	354	—	—	—	—	354

Total	$72,415	$14,662	$8,483	$3,742	$3,672	$102,974

15.

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $63.9 million of FHLB advances outstanding at December 31, 2004, which carry interest rates ranging from 1.24% to 4.95% and mature on various dates, subject to certain call options by the FHLB.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003
Balance at year end	$3,369	$6,904
Maximum month-end balance during the year	6,105	10,789
Average balance during the year	4,670	9,006
Average interest rate at year end	3.75%	2.93%
Average interest rate during the year	3.37%	2.93%

Subsidiary Activities

The Company engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through their wholly owned subsidiaries, PBI and GPS. There were no gains or losses on the sale of real estate held for development for the years ended December 31, 2004, 2003, and 2002.

Employees

At December 31, 2004, the Company had 61 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

Regulation

The Bank is subject to regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Bank is also required to either provide notice or apply to the OTS before making certain dividend payments. Periodic examinations by the OTS and the FDIC test the Bank’s compliance with

16.

various regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission (“SEC”) under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors, rather than the stockholders of the Company. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in the regulatory structure, the applicable statutes, regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company and the Bank and their operations.

Recent Federal Legislative Initiatives. Patriot Act of 2001. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorists attacks, requires bank regulators to consider a financial institution’s compliance with the Bank Secrecy Act (“BSA”) when reviewing applications from financial institutions. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United Stated Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Bank’s compliance with the BSA therefore will be considered by its federal regulators when reviewing applications submitted by the Bank.

Impact of the Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act (“the GLB Act”) was enacted, which, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms. The GLB Act significantly reforms various aspects of the financial services business, including but not limited to: (i) establishing a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies, and other financial companies; (ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The GLB Act restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

The provisions in the GLB Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase our authority to affiliate with securities firms, insurance companies, or other financial companies. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit the Company’s competitors.

17.

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

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has branch locations at 2740 West 55th Street, Chicago, Illinois 60632 and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all three of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The Bank purchased property, for a price of $428,000, near the 55th Street location for possible future expansion.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2004.

18.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded on The Nasdaq Stock Market under the symbol “PFED” and has 602 stockholders as of December 31, 2004. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2004 and 2003.

	2004			2003
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$31.66	$29.00	$0.15	$26.14	$22.85	$0.15
Second quarter	35.05	30.00	0.18	28.45	24.90	0.15
Third quarter	32.99	30.30	0.18	28.10	25.80	0.15
Fourth quarter	32.50	30.30	0.18	29.79	27.50	0.15

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on September 2, 2003. As previously disclosed, the Company repurchased 2,000 shares with an average price of $29.26 per share in the first quarter of 2004, 5,000 shares with an average price of $30.69 per share in the second quarter of 2004, and 2,000 shares with an average price of $30.86 per share in the third quarter of 2004. In November 2004, the Company repurchased 2,100 shares with an average price of $31.06 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2004	2003	2002	2001	2000
Total assets	$267,620	$266,063	$251,532	$243,448	$235,183
Cash and cash equivalents	13,752	11,081	23,998	27,909	4,066
Securities available-for-sale	59,728	72,058	61,113	65,704	125,220
Loans receivable, net(1)	167,466	158,957	147,993	134,788	97,017
Deposits	166,125	170,462	163,968	163,074	147,973
Securities sold under repurchase agreements	3,369	6,904	10,599	10,658	18,686
FHLB advances	63,871	55,175	43,663	39,000	36,000
Stockholders’ equity	30,907	29,540	29,894	27,278	29,279

19.

	At or for the year ended December 31,
	2004	2003	2002	2001	2000
Interest income	13,689	13,653	14,675	16,519	16,006
Interest expense	5,277	5,972	7,541	10,107	9,873
Net interest income	8,412	7,681	7,134	6,412	6,133
Provision for loan losses	816	—	120	—	—
Noninterest income	2,053	1,090	1,154	777	723
Noninterest expense	5,959	5,380	4,967	4,754	4,497
Income tax expense	1,162	1,141	1,036	831	802
Net income	2,528	2,250	2,165	1,604	1,557

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Performance ratios:
Return on average assets	.93%	0.85%	0.88%	0.65%	0.68%
Return on average equity	8.33	7.61	7.64	5.58	5.86
Average equity to average assets	11.22	11.23	11.53	11.67	11.64
Dividend payout ratio	29.11	28.98	27.85	38.09	44.64
Net interest rate spread(2)	3.16	2.86	2.74	2.18	2.30
Net interest margin(3)	3.32	3.07	3.04	2.68	2.80
Efficiency ratio(4)	56.94	61.34	59.93	66.12	65.59
Noninterest expense to average assets	2.20	2.04	2.02	1.93	1.97

Asset quality ratios:
Nonperforming loans as a percent of gross loans receivable(5)	1.79%	0.34%	0.15%	0.09%	0.45%
Nonperforming assets as a percentage of total assets(5)	1.20	0.23	0.12	0.05	0.19
Allowance for loan losses as a percent of gross loans receivable	0.79	0.36	0.37	0.38	0.49
Allowance for loan losses as a percent of nonperforming loans(5)	43.97	106.06	244.26	409.84	109.17

Other data:
Number of full service offices	3	3	3	3	3

(1)	The allowance for loan losses at December 31, 2004, 2003 and 2002 was $1,374, $578, and $574 respectively, and $500 for the years ended December 31, 2001, and 2000.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(4)	The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.
(5)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

20.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The primary business of the Company is the ownership of the Bank. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as income from real estate development activities and service fees. Noninterest expense consists of employee compensation and benefits, occupancy and equipment expense, and other operating expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

21.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2004, 2003, and 2002. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings assets
Securities, net(1)	$35,639	$1,664	4.67%	$37,478	$1,681	4.49%	$41,513	$2,129	5.13%
Loans receivable(2)	165,342	10,399	6.29	151,866	10,239	6.74	145,447	10,742	7.39
Mortgage-backed securities, net(1)	39,384	1,427	3.62	38,367	1,481	3.86	23,034	1,235	5.36
Interest-earning deposits and other investments	12,964	199	1.54	22,171	252	1.14	24,547	569	2.31

Total interest-earning assets	253,329	13,689	5.40	249,882	13,653	5.46	234,541	14,675	6.26
Non-interest-earning assets	17,306			13,504			11,363

Total assets	$270,635			$263,386			$245,904

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$35,524	273	0.77	36,091	340	0.94	$34,530	506	1.47
Money market savings accounts	11,540	162	1.40	9,907	153	1.54	8,153	153	1.88
NOW accounts	17,099	54	0.32	15,671	50	0.32	12,780	53	41
Certificate accounts	105,198	2,692	2.56	109,752	3,260	2.97	107,739	4,408	4.09

Total deposits	169,361	3,181	1.88	171,421	3,803	2.22	163,202	5,120	3.14
FHLB advances and other borrowings	66,313	2,096	3.16	58,285	2,169	3.72	50,966	2,421	4.75

Total interest-bearing liabilities	235,674	5,277	2.24	229,706	5,972	2.60	214,168	7,541	3.52

Non-interest-bearing liabilities	4,604			4,102			3,385

Total liabilities	240,278			233,808			217,553
Stockholders’ equity	30,357			29,578			28,351

Total liabilities and stockholders’ equity	$270,635			$263,386			$245,904

Net interest income		$8,412			$7,681			$7,134

Net interest rate spread(3)			3.16			2.86			2.74
Net interest margin(4)			3.32			3.07			3.04
Ratio of average interest-earning assets to average interest-bearing liabilities	107.49%			108.78%			109.51%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

22.

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

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on	$(86)	$69	$(17)	$(181)	$(549)	$(730)
Securities, net
Loans receivable, net	848	(688)	160	433	(936)	(503)
Mortgage-backed securities, net	37	(91)	(54)	592	(346)	246
Interest-earning deposits and other investments	(142)	89	(53)	(27)	(8)	(35)

Total interest-earning assets	657	(621)	36	817	(1,839)	(1,022)

Interest expense on
Passbook savings accounts	(4)	(63)	(67)	15	(181)	(166)
Money market savings accounts	23	(14)	9	27	(27)	—
NOW accounts	5	(1)	4	9	(12)	(3)
Certificate accounts	(117)	(451)	(568)	59	(1,207)	(1,148)
FHLB advances and other borrowings	254	(327)	(73)	273	(525)	(252)

Total interest-bearing liabilities	161	(856)	(695)	383	(1,952)	(1,569)

Change in net interest income	$496	$235	$731	$434	$113	$547

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Total assets at December 31, 2004 were $267.6 million compared to $266.1 million at December 31, 2003, an increase of $1.5 million. Cash and cash equivalents increased $2.7 million to $13.8 million at December 31, 2004 primarily as a result of the Company increasing its liquidity at the end of the year. During 2004, loans increased by $8.5 million to $167.5 million, primarily as a result of a continued lower interest rate environment resulting in high volumes of loan originations. In addition, the Company purchased $12.0 million of loan participations in 2004.

The allowance for loan losses was $1.4 million and $578,000 for the years December 31, 2004 and 2003, respectively. Nonaccrual loans were $3.1 million at December 31, 2004 compared to $545,000 at the prior year-end. The increase was due primarily to a commercial building loan of $958,000 and a condominium conversion loan of $1.8 million. Based on current information

23.

available to management, reserves of $816,000 have been established for these loans. Loans totaling $20,000 and $22,000 were charged-off during 2004 and 2003, respectively. There were no recoveries in 2004 and $26,000 in 2003.

Total liabilities at December 31, 2004 were $236.7 million compared to $236.5 million at December 31, 2003. Deposits decreased $4.3 million, and Securities sold under repurchase agreements decreased $3.5 million during 2004. These decreases were due to the Company’s continuing efforts to lower its cost of funds. To offset these decreases, the Company increased Federal Home Loan Bank advances by $8.7 million.

Stockholders’ equity at December 31, 2004 was $30.9 million, which is equivalent to 11.5% of total assets. Book value at December 31, 2004 was $28.81 per share. The increase in stockholders’ equity from December 31, 2003 was attributable to net income offset by a dividends paid of $736,000, unrealized losses on securities available-for-sale of $529,000 and repurchase of 11,100 shares at an average price of $30.54.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

General

Net income increased to $2.5 million in 2004 from $2.3 million in 2003. The change is primarily due to increases in the Company’s net interest income of $731,000 and noninterest income of $963,000, offset by a loan loss provision of $816,000 and an increase in noninterest expense of $579,000.

Net Interest Income

Interest income in 2004 was $13.7 million, the same as 2003. Average yield on interest-earning assets was 5.40% in 2004, compared to 5.46% in 2003. Average interest-earning assets increased $3.5 million in 2004 from 2003.

Interest expense in 2004 was $5.3 million compared to $6.0 million in 2003. The reduction in interest expense is due to a 36 basis point decrease in the average cost of deposits and advances from 2003. This reduction was partially offset by an increase of $6.0 million in average interest-bearing liabilities from 2003.

Net interest income in 2004 was $8.4 million compared to $7.7 million in 2003. The increase was primarily due to an increase in the net interest rate spread to 3.16% in 2004 from 2.86% in 2003 and an increase in the net interest margin to 3.32% in 2004 from 3.07% in 2003.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This

24.

evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was a provision for loan losses of $816,000 in 2004 and no provision in 2003. This provision is specifically related to impaired loans of $2.6 million. There were no impaired loans in 2003.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2004 was $2.1 million compared to $1.1 million in 2003. The increase was primarily attributable to a $1.1 million gain on the sale of real estate held for expansion.

Noninterest Expense

Noninterest expense in 2004 was $6.0 million compared to $5.4 million in 2003. The increase was attributable to higher compensation and occupancy and equipment costs due to the new facilities at the existing 55th Street location.

Income Taxes

Income tax expense was $1.2 million in 2004 compared to $1.1 million in 2003. The increase in income tax expense was due to an increase in pre-tax income in 2004. The effective tax rate was 31.5% for the year ended December 31, 2004 compared to 33.6% for the prior year.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

General

Net income increased to $2.3 million in 2003 from $2.2 million in 2002. The increase is primarily due to increases in the Company’s net interest income, partially offset by an increase in noninterest expense and a decrease in noninterest income.

Net Interest Income

Interest income in 2003 was $13.7 million compared to $14.7 million in 2002. The decrease in interest income was primarily due to an increase in the average balance of loans receivable and mortgage-backed securities of $21.8 million, partially offset by a $6.4 million decrease in the average balance of securities, interest-earning deposits and other investments due to calls and maturities. The average yield on earning assets decreased 80 basis points due to a decreasing rate environment.

25.

Interest expense in 2003 was $6.0 million compared to $7.5 million in 2002. The decrease in interest expense is due to an increase in the average balance of deposits and other borrowings of $15.5 million, offset by a decrease in the average rate paid on deposits and borrowings of 92 basis points.

Net interest income in 2003 was $7.7 million compared to $7.1 million in 2002. The increase was primarily due to an increase in the net interest rate spread to 2.86% in 2003 from 2.74% in 2002 and an increase in the net interest margin to 3.07% in 2003 from 3.04% in 2002.

Provision for Loan Losses

There was no provision for loan losses provided in 2003 and $120,000 provided in 2002. The lack of provision is indicative of management’s assessment that the allowance for loan losses is adequate, given the trends in loan delinquencies and historical loss experience of the portfolio and current economic conditions. The provision in 2002 was due to increased charge off activity during 2002.

Noninterest Income

Noninterest income in 2003 was $1.1 million compared to $1.2 million in 2002. The decrease was primarily attributable to a gain on the sale of real estate held for expansion of $126,000 in 2002, with no gains or losses in this area in 2003.

Noninterest Expense

Noninterest expense in 2003 was $5.4 million compared to $5.0 million in 2002. The increase was primarily a result of increased compensation and benefits of $398,000 due to normal cost-of-living adjustments and increased health insurance costs.

26.

Income Taxes

Income tax expense was $1.1 million in 2003 compared to $1.0 million in 2002. The increase in income tax expense was primarily due to an increase in pre-tax income in 2003. The effective tax rate was 33.6% for the year ended December 31, 2003 compared to 32.4% for the prior year.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank’s average regulatory liquidity ratios were 43.54%, 48.12%, and 27.26% for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were ($583,000), $1.5 million, and $1.6 million in 2004, 2003, and 2002, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $3.3 million, ($26.1) million and ($10.1) million in 2004, 2003 and 2002, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was ($34,000), $11.8 million, and $4.6 million in 2004, 2003, and 2002, respectively.

At December 31, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.0 million, or 10.5% of adjusted total assets, which is above the required level of $10.7 million, or 4.0%; and total risk-based capital of $29.3 million, or 17.5% of risk-weighted assets, which is above the required level of $13.4 million, or 8.0%.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2004, cash and short-term investments totaled $13.8 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

Critical Accounting Policies

Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and

27.

timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, both of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Commitments

At December 31, 2004, the Bank had outstanding commitments to originate mortgage loans of $1.9 million, as compared to $1.8 million in 2003. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2004 totaled $72.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2004:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Certificate of deposit	$102,974	$72,415	$23,145	$7,068	$346
Securities sold under agreements to repurchase	3,369	3,369	—	—	—
FHLB advances	63,871	18,706	18,218	16,947	10,000

Total contractual cash obligations	$170,214	$94,490	$41,363	$24,015	$10,346

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Standby letters of credit	$960	$400	$560	$—	$—
Loans in process	4,802	4,802	—	—	—
Commitments to make loans (all fixed rate)	1,856	1,856	—	—	—

Total commercial commitments	$7,618	$7,058	$560	$—	$—

28.

Impact of Inflation and Changing Prices

The impact of inflation is reflected in the increased cost of operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2004, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (23)% and would result in a $8.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

29.

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2004 and 2003 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2004

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$23,276	$(13,343)	(36)%	9.12%	(419	)bp
+ 200 bp	28,233	(8,386)	(23)	10.77	(254	)bp
+ 100 bp	32,984	(3,635)	(10)	12.26	(105	)bp
0 bp	36,619	—	—	13.31	—
- 100 bp	38,301	1,682	5	13.71	40	bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

December 31, 2003
	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$16,153	$(15,808)	(49)%	6.44%	(527	)bp
+ 200 bp	21,665	(10,296)	(32)	8.39	(332	)bp
+ 100 bp	27,162	(4,799)	(15)	10.22	(149	)bp
0 bp	31,961	—	—	11.71	—
- 100 bp	33,942	1,981	6	12.23	52	bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

30.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

ITEM 9B. OTHER INFORMATION

None

31.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)	Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 4, 2005 under the caption “Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Meetings of the Board of Directors and Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

(b)	Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s definitive proxy statement under the caption “Election of Directors – Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

(c)	The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available upon request.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Election of Directors - Directors’ Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Performance Graph” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers” and “Election of Directors – Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers” and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption “Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

32.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1,2	Financial Statements and Schedules

See Index to Financial Information on page F-1.

3	Exhibits

See Exhibit Index on page 34.

33.

EXHIBIT INDEX

Park Bancorp, Inc.

Form 10-K for Fiscal Year Ended

December 31, 2004

3.1	Certificate of Incorporation of Park Bancorp, Inc. (“Park Bancorp”) (incorporated by reference to Exhibit 3.1 to Park Bancorp’s Registration Statement No. 333-4380)

3.2	Bylaws of Park Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Park Bancorp’s Registration Statement No. 333-4380)

3.3	Federal Stock Charter and Bylaws of Park Federal Savings Bank (incorporated by reference to Exhibit 2.1 to Park Bancorp’s Registration Statement No. 333-4380)

4.1	Stock Certificate of Park Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.1*	Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.2*	ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp’s Registration Statement No. 333-4380)

10.3*	Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp’s Registration Statement No. 333-4380)

10.4*	Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp’s Registration Statement No. 333-4380)

10.5*	Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp’s Registration Statement No. 333-4380)

10.6*	Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp’s Registration Statement No. 333-33103)

10.7*	Park Bancorp, Inc. 2003 Incentive Plan (incorporated by reference to Appendix A of Park Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders in 2003)

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2005.

PARK BANCORP, INC.

By:	/s/ David A. Remijas
David A. Remijas
Chairman of the Board,
President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David A. Remijas	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 30, 2005
David A. Remijas

/s/ Steven J. Pokrak	Treasurer, Chief Financial Officer (principal financial and accounting officer), and Corporate Secretary	March 30, 2005
Steven J. Pokrak

/s/ Richard J. Remijas, Jr.	Executive Vice President, Chief Operating Officer, Corporate Secretary, and Director	March 30, 2005
Richard J. Remijas, Jr.

/s/ Robert W. Krug	Director	March 30, 2005
Robert W. Krug

/s/ John J. Murphy	Director	March 30, 2005
John J. Murphy

/s/ Victor H. Reyes	Director	March 30, 2005
Victor H. Reyes

/s/ Paul Shukis	Director	March 30, 2005
Paul Shukis

35.

PARK BANCORP, INC. AND SUBSIDIARIES

Chicago, Illinois

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois

February 22, 2005

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
ASSETS
Cash and due from banks	$3,340	$3,719
Federal funds sold	5,419	3,376
Interest-bearing deposits with other financial institutions	4,993	3,986

Total cash and cash equivalents	13,752	11,081
Time deposits with other financial institutions	1,087	1,151
Securities available-for-sale	59,728	72,058
Loans receivable, net of allowance of $1,374 and $578	167,466	158,957
Federal Home Loan Bank stock	11,136	10,109
Premises and equipment, net	4,815	4,627
Accrued interest receivable	1,185	1,244
Bank-owned life insurance	5,848	5,627
Other assets	2,603	1,209

Total assets	$267,620	$266,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$6,805	$6,099
Interest-bearing	159,320	164,363

Total deposits	166,125	170,462

Securities sold under repurchase agreements	3,369	6,904
Advances from borrowers for taxes and insurance	2,283	2,081
Federal Home Loan Bank advances	63,871	55,175
Accrued interest payable	386	364
Other liabilities	679	1,537

Total liabilities	236,713	236,523

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued, 2,734,138 and 2,733,138 shares	27	27
Additional paid-in capital	27,819	27,515
Retained earnings	30,797	29,005
Treasury stock, 1,592,043 and 1,580,943 shares, at cost	(27,070)	(26,731)
Unearned ESOP shares	(694)	(833)
Accumulated other comprehensive income	28	557

Total stockholders’ equity	30,907	29,540

Total liabilities and stockholders’ equity	$267,620	$266,063

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003, and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Interest income
Loans receivable	$10,398	$10,239	$10,742
Securities	3,091	3,162	3,646
Interest-bearing deposits with other financial institutions	200	252	287

	13,689	13,653	14,675

Interest expense
Deposits	3,181	3,803	5,120
Federal Home Loan Bank advances and other borrowings	2,096	2,169	2,421

	5,277	5,972	7,541

Net interest income	8,412	7,681	7,134

Provision for loan losses	816	—	120

Net interest income after provision for loan losses	7,596	7,681	7,014

Noninterest income
Gains on sales of securities	285	297	346
Service fee income	281	342	276
Gain on sale of REO	120	—	—
Gain on sale of real estate held for expansion	1,075	—	126
Earnings on bank-owned life insurance	221	282	303
Other operating income	71	169	103

	2,053	1,090	1,154

Noninterest expense
Compensation and benefits	3,658	3,448	3,086
Occupancy and equipment	839	617	682
Federal deposit insurance premiums	94	92	93
Data processing services	190	214	212
Advertising	135	98	126
Other operating expenses	1,043	911	768

	5,959	5,380	4,967

Income before income taxes	3,690	3,391	3,201

Income tax expense	1,162	1,141	1,036

Net income	$2,528	$2,250	$2,165

Basic earnings per share	$2.36	$2.06	$1.92

Diluted earnings per share	$2.17	$1.91	$1.84

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003, and 2002

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income
Balance at January 1, 2002	$27	$26,600	$25,845	$(24,019)	$(1,131)	$(44)	$27,278

Comprehensive income
Net income	—	—	2,165	—	—	—	2,165	$2,165
Change in fair value of securities available-for-sale, net	—	—	—	—	—	924	924	924

Total comprehensive income								$3,089

Cash dividends declared ($.54 per share)	—	—	(603)	—	—	—	(603)

Purchase of 23,300 shares of treasury stock	—	—	—	(472)	—	—	(472)

Exercise of 17,690 stock options	—	278	—	—	—	—	278

ESOP shares released	—	172	—	—	152	—	324

Balance at December 31, 2002	27	27,050	27,407	(24,491)	(979)	880	29,894

Comprehensive income
Net income	—	—	2,250	—	—	—	2,250	$2,250
Change in fair value of securities available-for-sale, net	—	—	—	—	—	(323)	(323)	(323)

Total comprehensive income								$1,927

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003, and 2002

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income
Cash dividends declared ($.60 per share)	$—	$—	$(652)	$—	$—	$—	$(652)

Purchase of 87,107 shares of treasury stock	—	—	—	(2,240)	—	—	(2,240)

Exercise of 14,007 stock options	—	221	—	—	—	—	221

ESOP shares released	—	244	—	—	146	—	390

Balance at December 31, 2003	27	27,515	29,005	(26,731)	(833)	557	29,540

Comprehensive income
Net income	—	—	2,528	—	—	—	2,528	$2,528
Change in fair value of securities securities available-for-sale, net	—	—	—	—	—	(529)	(529)	(529)

Total comprehensive income								$1,999

Cash dividends declared ($.69 per share)	—	—	(736)	—	—	—	(736)

Purchase of 11,100 shares of treasury stock	—	—	—	(339)	—	—	(339)

Exercise of 1,000 stock options	—	15	—	—	—	—	15

ESOP shares released	—	289	—	—	139	—	428

Balance at December 31, 2004	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$2,528	$2,250	$2,165
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	131	156	22
Interest credited on time deposits	(36)	(34)	(17)
Dividend reinvestments	(109)	(137)	(161)
Gains on sales of securities available-for-sale	(285)	(297)	(346)
Gain on sale of real estate held for expansion	(1,075)	—	(126)
Gain on sale of REO	(120)	—	—
Earnings on bank-owned life insurance, net	(221)	(246)	(272)
Provision for loan losses	816	—	120
Depreciation	392	283	296
Deferred income tax (benefit)	30	27	(37)
Deferred loan fees	8	59	22
Net change in accrued interest receivable	59	(49)	464
Net change in other assets	(1,577)	(386)	(271)
Net change in accrued interest payable	22	(32)	(434
Net change in other liabilities	(888)	83	34
ESOP expense	428	390	324
FHLB stock dividends	(686)	(607)	(194)

Net cash from operating activities	(583)	1,460	1,589

Cash flows from investing activities
Net change in loans	2,691	(3,418)	2,891
Loans purchased	(12,024)	(7,605)	(16,238)
Maturities and calls of securities available-for-sale	9,000	4,000	30,610
Purchases of securities available-for-sale	(14,766)	(43,705)	(39,000)
Sales of securities available-for-sale	4,046	10,481	6,654
Principal repayments on mortgage-backed securities	13,512	18,079	8,201
Purchases of Federal Home Loan Bank stock	(2,000)	(4,175)	(2,000)
Sales of Federal Home Loan Bank stock	1,659	2,000	—
Purchase of time deposits	—	—	(1,100)
Maturities of time deposits	100	—	—
Proceeds from sales of real estate held for expansion	1,530	—	154
Proceeds from sales of REO	120	—	—
Expenditures for premises and equipment	(580)	(1,786)	(315)

Net cash from investing activities	3,288	(26,129)	(10,143)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from financing activities
Net change in deposits	$(4,337)	$6,494	$894
Net change in securities sold under repurchase agreements	(3,535)	(3,695)	(59)
Net change in advances from borrowers for taxes and insurance	202	112	(58)
Stock options exercised	15	221	278
Dividends paid to stockholders	(736)	(652)	(603)
Purchases of treasury stock	(339)	(2,240)	(472)
Federal Home Loan Bank advances	17,735	26,175	11,663
Repayment of Federal Home Loan Bank advances	(9,039)	(14,663)	(7,000)

Net cash from financing activities	(34)	11,752	4,643

Net change in cash and cash equivalents	2,671	(12,917)	(3,911

Cash and cash equivalents at beginning of year	11,081	23,998	27,909

Cash and cash equivalents at end of year	$13,752	$11,081	$23,998

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$5,255	$5,923	$7,975
Income taxes	1,425	1,167	999

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), which conducts real estate development activities. The Bank has two wholly owned subsidiaries: GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. (“GPS”), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and two branches, located in Chicago and Westmont, Illinois. The Company’s revenues primarily arise from interest income from retail lending activities and investments.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, prepayment of mortgage-backed securities, and status of contingencies are particularly subject to change.

Securities: Securities are classified as available-for-sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. Securities available-for-sale are carried at fair value. Unrealized gains and losses on securities available-for-sale are included as a separate component of stockholders’ equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted amortized cost of the securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount. Securities are written down to fair value when a decline in fair value is not temporary.

Federal Home Loan Bank (“FHLB”) stock is carried at cost.

Security Interest Income: Interest on securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, deferred loan origination fees, and discounts.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required using past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, residential construction, and consumer loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Loan Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if loans should be placed on nonaccrual. Interest accrued but not received for loans delinquent 90 days or more is reserved against interest income. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the provision for loan losses.

Loan Origination Fees: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment without anticipating prepayments.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and related components have useful lives ranging from 5 to 40 years and furniture, fixtures, and equipment have useful lives ranging from 3 to 7 years.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

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

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

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

	2004	2003	2002
Net income as reported	$2,528	$2,250	$2,165
Deduct: Stock-based compensation expense determined under fair value based method	(16)	(15)	(36)

Pro forma net income	$2,512	$2,235	$2,129

Basic earnings per share as reported	$2.36	$2.06	$1.92
Pro forma basic earnings per share	2.35	2.05	1.89

Diluted earnings per share as reported	$2.17	$1.91	$1.84
Pro forma diluted earnings per share	2.15	1.90	1.81

Cash Flows: For the purpose of this statement, cash and cash equivalents are defined to include the Company’s cash on hand, demand balances, interest-bearing deposits with other financial institutions, and investments in certificates of deposit with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements and advances from borrowers for taxes and insurance.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and the unrealized gains and losses on securities available-for-sale, net of taxes, which is also recognized as a separate component of stockholders’ equity.

Earnings Per Share: Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Recently-Issued Standards that are Not Yet Adopted: FAS 123 Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense. There will be no significant effect on financial position as total equity will not change.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

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

December 31, 2004, 2003, and 2002

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current year presentation.

NOTE 2 - SECURITIES

Securities available-for-sale are summarized as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2004
Corporate notes	$8,264	$223	$—
Government agency securities	8,974	11	(37)
Equity securities	5,706	78	(57)
Mortgage-backed securities
GNMA	3,801	14	(27)
FNMA	20,850	34	(223)
FHLMC	12,133	97	(70)

	$59,728	$457	$(414)

December 31, 2003
Corporate notes	$11,747	$674	$—
Municipal securities	10,023	44	(22)
Equity securities	5,636	120	(31)
Mortgage-backed securities
FNMA	28,929	80	(20)
FHLMC	15,723	41	(42)

	$72,058	$959	$(115)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2004 and 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2004
Government agency securities	$2,985	$(16)	$1,978	$(21)	$4,963	$(37)
Equity securities	—	—	5,098	(57)	5,098	(57)
Mortgage-backed securities
GNMA	1,977	(27)	—	—	1,977	(27)
FNMA	16,217	(205)	2,058	(18)	18,275	(223)
FHLMC	4,060	(32)	1,525	(38)	5,585	(70)

Total temporarily impaired	$25,218	$(290)	$10,680	$(124)	$35,898	$(414)

December 31, 2003
Government agency securities	$1,978	$(22)	$—	$—	$1,978	$(22)
Equity securities	4,521	(25)	394	(6)	4,915	(31)
Mortgage-backed securities
FNMA	6,439	(20)	—	—	6,439	(20)
FHLMC	8,000	(35)	976	(7)	8,976	(42)

Total temporarily impaired	$20,938	$(102)	$1,370	$(13)	$22,308	$(115)

Unrealized losses on the above-named securities have not been recognized into income because the issuers of these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The Company’s management believes that the fair value of these securities will recover in the future.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities available-for-sale at December 31, 2004 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

Fair Value
Due within one year	$—
Due one to five years	13,267
Due five years to ten years	3,971
Due after ten years	—

17,238
Equity securities	5,706
Mortgage-backed securities	36,784

$59,728

Securities with a carrying value of $5,974,000 and $7,503,000 at December 31, 2004 and 2003, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2004	2003	2002
Proceeds from sales	$4,046	$10,481	$6,654
Gross realized gains	285	305	346
Gross realized losses	—	8	—

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

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Loans receivable are summarized as follows at:

	December 31,
	2004	2003
Mortgage loans
Principal balances
One-to-four-family residential	$95,966	$100,136
Multi-family residential	27,527	19,167
Commercial, construction, and land	34,796	30,011

	158,289	149,314
Undisbursed portion of loans	(4,802)	(1,812)
Net deferred loan origination fees	(534)	(526)

Total mortgage loans	152,953	146,976
Consumer loans	7,429	5,796
Participations and loans purchased	8,458	6,763
Allowance for loan losses	(1,374)	(578)

	$167,466	$158,957

A summary of activity in the allowance for loan losses follows:

	2004	2003	2002
Beginning balance	$578	$574	$500
Provision for loan losses	816	—	120
Recoveries	—	26	—
Loans charged off	(20)	(22)	(46)

Ending balance	$1,374	$578	$574

The Company had impaired loans totaling $2,616,000 at December 31, 2004. An allowance of $816,000 has been established. The impaired loans of $2,616,000 became impaired during the fourth quarter of 2004. No interest income is being recognized during the impairment. There were no impaired loans as of December 31, 2003 or 2002.

Nonperforming loans were as follows:

	December 31,
	2004	2003
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	3,125	545

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

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

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2004:

Balance at beginning of year	$804
Loans originated	334
Principal repayments	(233)

Balance at end of year	$905

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

	December 31,
	2004	2003
Cost
Land	$918	$944
Buildings and improvements	3,718	3,488
Real estate held for future expansion	522	428
Furniture and fixtures	2,032	1,937

Total cost	7,190	6,797
Less accumulated depreciation	(2,375)	(2,170)

	$4,815	$4,627

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $13,637,000 at December 31, 2004 and $14,878,000 at December 31, 2003.

At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

2005	$72,415
2006	14,662
2007	8,483
2008	3,742
2009	3,296
Thereafter	376

$102,974

NOTE 6 - FEDERAL HOME LOAN ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2004	2003
Maturities January 2004 through July 2011, primarily fixed rates from 1.24% to 4.95%	$61,871	$53,175

Maturity July 2007, at a current floating rate of 1 month LIBOR +2.00% with a cap of 5.00%	2,000	2,000

Total	$63,871	$55,175

Average interest rate	3.29%	3.05%

The Company will incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $20.0 million are callable quarterly in whole or in part by the FHLB.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 145% of the outstanding advances from the FHLB.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 6 - FEDERAL HOME LOAN ADVANCES (Continued)

Maturities over the next five years and thereafter are:

2005	$18,706
2006	14,333
2007	3,885
2008	10,311
2009	6,636
Thereafter	10,000

$63,871

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $72,000, $71,000, and $62,000 for 2004, 2003, and 2002, respectively.

The Bank maintains a nonqualified supplemental executive retirement plan (“SERP”) to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits were reduced as the result of changes in the Internal Revenue Code. SERP expense was $55,000, $97,000, and $79,000 for 2004, 2003, and 2002, respectively.

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company’s stock at $10 per share, the initial public offering price.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a fifteen-year period. However, in the event the Bank’s contributions exceed the minimum debt service requirements, additional principal payments will be made.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

During 2004, 2003, and 2002, 13,904, 14,573, and 15,242 shares of stock, with an average fair value of $30.76, $26.80, and $21.23 per share were committed to be released, resulting in ESOP compensation expense of $428,000, $390,000, and $324,000, respectively. ESOP shares increased 3,442 as of December 31, 2004 due to shares being purchased with dividends received on allocated shares. ESOP shares had been reduced by 0 and 152 as of December 31, 2004 and 2003, respectively, because of terminations. Shares held by the ESOP at December 31, 2004 and 2003 are as follows:

	2004	2003
Allocated shares	138,278	120,932
Unallocated shares	69,384	83,288

Total ESOP shares	207,662	204,220

Fair value of unallocated shares	$2,130	$2,420

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

A summary of the activity in the plan is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	238,447	$17.09	207,117	$15.72	224,807	$15.72
Granted	—	—	45,337	22.95	—	—
Exercised	(1,000)	15.44	(14,007)	15.74	(17,690)	15.75
Forfeited	—		—		—	—

Outstanding at end of year	237,447	17.10	238,447	17.09	207,117	15.72

Options exercisable at year end	201,177	16.05	188,346	15.72	197,589	15.73

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 7- EMPLOYEE BENEFIT PLANS (Continued)

At December 31, 2004, the options have a weighted average remaining life of four years. The exercise price equaled the market value on the date the options were granted. Exercise prices range from $15.44 to $22.95.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At December 31, 2004, no shares have been granted.

NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2004, 2003, and 2002:

	2004	2003	2002
Basic earnings per share
Net income available to common stockholders	$2,528	$2,250	$2,165
Weighted average common shares outstanding	1,070,497	1,091,205	1,126,266

Basic earnings per share	$2.36	$2.06	$1.92

Diluted earnings per share
Net income available to common stockholders	$2,528	$2,250	$2,165
Weighted average common shares outstanding	1,070,497	1,091,205	1,126,266
Dilutive effect of stock options	95,510	84,468	50,018

Average common shares and dilutive potential common shares	1,166,007	1,175,673	1,176,284

Diluted earnings per share	$2.17	$1.91	$1.84

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

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

At year end, the Bank’s actual capital levels and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total capital (to risk-weighted assets)	$29,329	17.5%	$13,446	8.0%	$16,808	10.0%
Tier 1 (core) capital (to risk-weighted assets)	27,955	16.6	6,736	4.0	10,104	6.0
Tier 1 (core) capital (to adjusted total assets)	27,955	10.5	10,631	4.0	13,289	5.0

2003
Total capital (to risk-weighted assets)	$25,406	16.0%	$12,713	8.0%	$15,892	10.0%
Tier 1 (core) capital (to risk-weighted assets)	24,828	15.6	6,357	4.0	9,535	6.0
Tier 1 (core) capital (to adjusted total assets)	24,828	9.5	10,490	4.0	13,113	5.0

The Bank at December 31, 2004 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL (Continued)

Federal regulations require the Qualified Thrift Lender (“QTL”) test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and FHLB advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.

NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

	2004	2003	2002
Currently payable tax	$1,132	$1,114	$1,073
Deferred tax (benefit)	30	27	(37)

Income tax expense	$1,162	$1,141	$1,036

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2004, 2003, or 2002. The state of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2004		2003		2002
	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Income tax computed at the statutory rate	$1,255	34.0%	$1,153	34.0%	$1,088	34.0%
ESOP expense	98	2.6	83	2.4	58	1.8
Tax-exempt income	—	—	(12)	(0.4)	(19)	(0.6)
Bank-owned life insurance	(75)	(2.0)	(84)	(2.5)	(92)	(2.9)
Other items, net	(116)	(3.1)	1	1	1	1

	$1,162	31.5%	$1,141	33.6%	$1,036	32.4%

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 10 - INCOME TAXES (Continued)

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income which differed from the provision charged to income. Retained earnings at December 31, 2004 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. The amount of deferred tax liabilities related to this approximates $1,121,000.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2004	2003
Deferred loan fees	$182	$179
ESOP and Supplemental Retirement Plan expense	206	189
Bad debt deduction	467	197

	855	565

Unrealized gain on securities held for sale	(15)	(287)
FHLB stock dividends	(518)	(362)
Depreciation	(339)	(171)
Other	(13)	(18)

	(885)	(838)

Net deferred tax liability	$(30)	$(273)

NOTE 11 - COMMITMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of standby letters of credit and commitments to make loans and fund loans in process.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded on the statement of financial condition.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 11 - COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk is summarized as follows at year end:

	2004	2003
Commitments to make loans (all fixed rate)	$1,856	$1,763
Unused lines of credit	4,010	3,632
Letters of credit	960	1,527
Loans in process	4,802	1,812

The loan commitments at December 31, 2004 have terms of up to 60 days and rates in the range of 5.25% to 6.50%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,752	$13,752	$11,081	$11,081
Time deposits in other financial institutions	1,087	1,087	1,151	1,151
Securities available-for-sale	59,728	59,728	72,058	72,058
Loans receivable, net	167,466	169,540	158,957	161,036
FHLB stock	11,136	11,136	10,109	10,109
Accrued interest receivable	1,185	1,185	1,244	1,244

Financial liabilities
Deposits with no fixed maturity dates	$(63,151)	$(63,151)	$(63,769)	$(63,769)
Deposits with fixed maturity dates	(102,974)	(102,697)	(106,693)	(107,814)
Securities sold under repurchase agreements	(3,369)	(3,369)	(6,904)	(6,904)
Advances from borrowers for taxes and insurance	(2,283)	(2,283)	(2,081)	(2,081)
FHLB advances	(63,871)	(64,749)	(55,175)	(57,028)
Accrued interest payable	(386)	(386)	(364)	(364)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2004 or December 31, 2003, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2004 and December 31, 2003 should not necessarily be considered to apply at subsequent dates.

NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

	2004	2003	2002
Unrealized holding gains and losses on securities available-for-sale	$(516)	$(181)	$1,735
Reclassification adjustments for gains recorded in income	(285)	(297)	(346)

Net unrealized gains and losses	(801)	(478)	1,389
Tax effect	272	155	(465)

Other comprehensive income (loss)	$(529)	$(323)	$924

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$997	$1,598
Securities available-for-sale	607	1,115
Loans receivable, net	157	78
ESOP loan	849	990
Investment in bank subsidiary	28,300	25,871
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	—	63

Total assets	$30,911	$29,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$4	$176
Stockholders’ equity	30,907	29,540

Total liabilities and stockholders’ equity	$30,911	$29,716

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Operating income
Dividends from subsidiaries	$—	$—	$—
Gains on sales of securities	119	113	242
Interest income
Securities (including dividends)	33	80	213
Loans	10	17	—
ESOP loan	72	82	92
Interest-bearing deposits with other financial institutions	11	15	31

Total operating income	245	307	578
Operating expenses
Interest on borrowings	—	—	10
Other expenses	292	306	274

Total operating expenses	292	306	284

Income before income taxes and equity in undistributed earnings of subsidiaries	(47)	1	294
Income taxes	(125)	(14)	77

Income before equity in undistributed earnings of subsidiaries	78	15	217

Equity in undistributed earnings of bank subsidiary	2,448	2,235	1,956
Equity in undistributed earnings of real estate subsidiary	2	—	(8)

Net income	$2,528	$2,250	$2,165

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$2,528	$2,250	$2,165
Adjustments to reconcile net income to net cash from operating activities
Net discount accretion	—	(34)	(39)
Gain on sale of securities available-for-sale	(119)	(113)	(242)
Equity in undistributed earnings of subsidiaries	(2,450)	(2,235)	(1,948)
Change in
Other assets	19	(67)	(27)
Other liabilities	(172)	175	(198)

Net cash from operating activities	(194)	(24)	(289
Cash flows from investing activities
Purchase of securities available-for-sale	(282)	(543)	(716)
Sale of securities available-for-sale	873	1,444	1,495
Maturities and calls of securities available-for-sale	—	—	4,000
Net change in loans receivable	(79)	(78)	—
Payment received on ESOP loan	141	141	142
Capital contribution to subsidiary	—	—	(61)

Net cash from investing activities	653	964	4,860
Cash flows from financing activities
Net change in securities sold under repurchase agreements	—	—	(968)
Stock options exercised	15	221	278
Purchase of treasury stock	(339)	(2,240)	(472)
Dividends paid to stockholders	(736)	(652)	(603)

Net cash from financing activities	(1,060)	(2,671)	(1,765)

Net change in cash and cash equivalents	(601)	(1,731)	2,806
Cash and cash equivalents at beginning of year	1,598	3,329	523

Cash and cash equivalents at end of year	$997	$1,598	$3,329

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Table amounts in thousands, except share and per share data)

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2004
First quarter	$3,482	$2,213	$664	$.62	$.57
Second quarter	3,342	2,066	564.53		.48
Third quarter	3,436	2,101	642.60		.55
Fourth quarter	3,429	2,032	658.61		.57

2003
First quarter	$3,459	$1,835	$489	$.44	$.42
Second quarter	3,264	1,670	395.36		.33
Third quarter	3,433	1,974	692.64		.59
Fourth quarter	3,497	2,202	674.62		.57