Form 10-Q
period 2005-03-31
PARK BANCORP INC
filed 2005-05-13
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐    No ☒

As of May 12, 2005, the Registrant had outstanding 1,126,195 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$4,052	$3,340
Federal funds sold	2,535	5,419
Interest-bearing deposit accounts in other financial institutions	6,543	4,993

Total cash and cash equivalents	13,130	13,752
Time deposits with other financial institutions	1,096	1,087
Securities available-for-sale	58,856	59,728
Loans receivable, net	162,068	167,466
Federal Home Loan Bank stock	11,309	11,136
Premises and equipment, net	4,895	4,815
Accrued interest receivable	1,070	1,185
Bank-owned life insurance	5,897	5,848
Other assets	2,724	2,603

Total assets	$261,045	$267,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest bearing deposits	$5,216	$6,805
Interest bearing deposits	156,715	159,320

Total deposits	161,931	166,125
Securities sold under repurchase agreements	3,318	3,369
Advances from borrowers for taxes and insurance	1,840	2,283
Federal Home Loan Bank advances	62,169	63,871
Accrued interest payable	427	386
Other liabilities	626	679

Total liabilities	230,311	236,713
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,736,238 and 2,734,138 shares	27	27
Additional paid-in capital	27,917	27,819
Retained earnings	30,904	30,797
Treasury stock, 1,595,043 and 1,592,043 shares, at cost	(27,164)	(27,070)
Unearned ESOP shares	(661)	(694)
Accumulated other comprehensive income (loss)	(289)	28

Total stockholders’ equity	30,734	30,907

Total liabilities and stockholders’ equity	$261,045	$267,620

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans receivable	$2,439	$2,615
Securities	738	839
Other interest-bearing deposits	93	28

Total	3,270	3,482
Interest expense
Deposits	856	782
Federal Home Loan Bank advances and other borrowings	543	487

Total	1,399	1,269

Net interest income	1,871	2,213
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,871	2,213
Noninterest income
Gain on sale of securities	—	128
Service fee income	72	77
Earnings on bank-owned life insurance	50	68
Other operating income	8	43

Total noninterest income	130	316
Noninterest expense
Compensation and benefits	993	962
Occupancy and equipment expense	191	218
Other operating expenses	361	344

Total noninterest expense	1,545	1,524

Income before income taxes	456	1,005
Income tax expense	156	341

Net income	$300	$664

Basic earnings per share	$.28	$.62
Diluted earnings per share	$.26	$.57

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$300	$664
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	23	31
Gain on sale of securities available-for-sale	—	(128)
Earnings on bank-owned life insurance, net	(49)	(56)
Depreciation	105	105
ESOP compensation expense	99	106
FHLB stock dividends	(173)	(169)
Net change in:
Accrued interest receivable	115	89
Accrued interest payable	41	(1)
Other assets	(130)	(90)
Other liabilities	(53)	619

Net cash from operating activities	278	1,170
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	5,398	(5,583)
Purchase of securities available for sale	(1,626)	(1,990)
Maturities and calls of securities available-for-sale	—	5,000
Principal repayments on mortgage-backed securities	2,158	2,719
Purchase of premises and equipment	(185)	(556)
Proceeds from sales of securities available-for-sale	—	2,140

Net cash from investing activities	5,745	1,730
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,194)	(1,354)
Net change in repurchase agreements	(51)	(1,017)
Net change in advances from borrowers for taxes and insurance	(443)	(345)
Federal Home Loan Bank advances	2,615	5,251
Repayments of Federal Home Loan Bank Advances	(4,317)	(1,000)
Stock options exercised	32	—
Purchase of treasury stock	(94)	(58)
Dividends paid	(193)	(162)

Net cash from financing activities	(6,645)	1,315

Net change in cash and cash equivalents	(622)	4,215
Cash and cash equivalents at beginning of period	13,752	11,081

Cash and cash equivalents at end of period	$13,130	$15,296

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2005 and 2004

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock -holders’ Equity
2004
Balance at January 1, 2004	$27	$27,515	$29,005	$(26,731)	$(833)	$557	$29,540
Net income	—	—	664	—	—	—	664
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	240	240

Total comprehensive income							904
Purchase of 2,000 shares of treasury stock	—	—	—	(58)	—	—	(58)
Dividends declared	—	—	(162)	—	—	—	(162)
ESOP shares earned	—	71	—	—	35	—	106

Balance at March 31, 2004	$27	$27,586	$29,507	$(26,789)	$(798)	$797	$30,330

2005
Balance at January 1, 2005	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907
Net income	—	—	300	—	—	—	300
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(317)	(317)

Total comprehensive loss							(17)
Exercise of 2,100 stock options	—	32	—	—	—	—	32
Purchase of 3,000 shares of treasury stock	—	—	—	(94)	—	—	(94)
Dividends declared	—	—	(193)	—	—	—	(193)
ESOP shares earned	—	66	—	—	33	—	99

Balance at March 31, 2005	$27	$27,917	$30,904	$(27,164)	$(661)	$(289)	$30,734

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

5.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004.

	2005	2004
Basic earnings per share
Net income as reported	$300	$664
Weighted average common shares outstanding	1,074,285	1,068,818

Basic earnings per share	$.28	$.62

Diluted earnings per share
Net income as reported	$300	$664
Weighted average common shares outstanding	1,074,285	1,068,818
Dilutive effect of stock options	96,189	103,055

Average common shares and dilutive potential common shares	1,170,474	1,171,873

Diluted earnings per share	$.26	$.57

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

	2005	2004
Net income as reported	$300	$664
Deduct: Stock-based compensation expense Determined under fair value based method	(4)	(4)

Pro forma net income	296	660
Basic earnings per share as reported	.28	.62
Pro forma basic earnings per share	.28	.62
Diluted earnings per share as reported	.26	.57
Pro forma diluted earnings per share	.25	.56

6.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at March 31, 2005 to its financial condition at December 31, 2004 and the results of operations for the three months ended March 31, 2005 to the same period in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2005 were $261.0 million compared to $267.6 million at December 31, 2004, a decrease of $6.6 million. During the three months ended March 31, 2005, loans receivable decreased by $5.4 million and securities decreased $872,000.

The allowance for loan losses was $1.4 million at March 31, 2005 and December 31, 2004. Non-performing assets were $4.9 million and $3.2 million at March 31, 2005 and December 31, 2004, respectively.

Total liabilities at March 31, 2005 were $230.3 million compared to $236.7 million at December 31, 2004, a decrease of $6.4 million. This was primarily due to a decrease in deposits of $4.2 million and a decrease in Federal Home Loan Bank advances of $1.7 million.

Stockholders’ equity at March 31, 2005 was $30.7 million compared to $30.9 million at December 31, 2004. The decrease was primarily attributable to unrealized losses on securities available for sale, dividends paid and the repurchase of 3,000 shares of common stock at an average price of $31.33 offset by net income and the exercise of 2,100 stock options.

RESULTS OF OPERATIONS

Net income decreased to $300,000 for the quarter ended March 31, 2005 from $664,000 for the quarter ended March 31, 2004.

Net interest income was $1.9 million for the three months ended March 31, 2005 compared to $2.2 million for the same quarter in 2004. The net interest margin decreased to 3.02% for the 2005 period from 3.53% for the 2004 period. This was largely due to a decrease in the spread to 2.87% for the 2005 period from 3.38% for the 2004 period. The average yield on earning assets decreased to 5.29% for the quarter ended March 31, 2005 from 5.56% for the 2004 period. Interest-bearing assets at March 31, 2005 were $242.4 million compared to $253.5 million at March 31, 2004, a decrease of $11.1 million. The average cost of funds increased to 2.42% for the quarter ended March 31, 2005 from 2.18% for the quarter ended March 31, 2004. Interest-bearing liabilities at March 31, 2005 were $222.2 million compared to $228.4 at March 31, 2004, a decrease of $6.2 million.

7.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There were no provisions for loan losses recorded for the quarters ended March 31, 2005 and 2004.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $130,000 for the quarter ended March 31, 2005 from $316,000 for the quarter ended March 31, 2004. There was a gain of $128,000 on sale of securities and $33,000 in income from a real estate development subsidiary for the quarter ended March 31, 2004.

Noninterest expense remained at $1.5 million for the quarter ended March 31, 2005 and the corresponding three month period in 2004.

The Company’s federal income tax expense decreased to $156,000 for the three-month period ended March 31, 2005 from $341,000 for the three-month period ended March 31, 2004. The change in income tax was attributable to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 37% at March 31, 2005.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $278,000 and $1.2 million in 2005 and 2004, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $5.7 million and $1.7 million in 2005 and 2004, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(6.6) million and $1.3 million in 2005 and 2004, respectively.

8.

At March 31, 2005, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.3 million, or 10.9% of adjusted total assets, which is above the required level of $10.4 million, or 4.0%; and total risk-based capital of $29.6 million, or 18.1% of risk-weighted assets, which is above the required level of $13.1 million, or 8.0%. The Bank at March 31, 2005 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2005, the Bank had outstanding commitments of $520,000 to originate mortgage loans and $960,000 in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2005 totaled $71.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2004, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (23)% and would result in a $8.4 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

9.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2004, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

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

Management has not yet completed the computation of NPV as of March 31, 2005 but estimates that the results would not be materially different than those presented above.

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (e), as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (f), no changes during the quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

10.

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

Reports on Form 8-K. On February 7, 2005, the Company filed a report announcing the 2004 annual and fourth quarter results. On March 24, 2005, the Company filed a report announcing revised 2004 annual and fourth quarter results.

11.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: May 13, 2005	/s/ DAVID A. REMIJAS
David A. Remijas
President and Chief Executive Officer

Date: May 13, 2005	/s/ STEVEN J. POKRAK
Steven J. Pokrak
Treasurer and Chief Financial Officer

12.