Form 10-Q
period 2005-09-30
PARK BANCORP INC
filed 2005-11-18
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 14, 2005, the Registrant had outstanding 1,118,860 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$3,896	$3,340
Federal funds sold	3,053	5,419
Interest-bearing deposit accounts in other financial institutions	1,578	4,993

Total cash and cash equivalents	8,527	13,752

Time deposits with other financial institutions	—	1,087
Securities available-for-sale	52,806	59,728
Loans receivable, net	161,597	167,466
Federal Home Loan Bank stock	9,700	11,136
Premises and equipment, net	5,003	4,815
Accrued interest receivable	1,064	1,185
Bank-owned life insurance	7,049	5,848
Other assets	2,289	2,603

Total assets	$248,035	$267,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest bearing deposits	$5,630	$6,805
Interest bearing deposits	150,674	159,320

Total deposits	156,304	166,125

Securities sold under repurchase agreements	3,218	3,369
Advances from borrowers for taxes and insurance	2,689	2,283
Federal Home Loan Bank advances	54,092	63,871
Accrued interest payable	593	386
Other liabilities	852	679

Total liabilities	217,748	236,713

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,736,738 and 2,734,138 shares	27	27
Additional paid-in capital	28,062	27,819
Retained earnings	31,086	30,797
Treasury stock, 1,617,878 and 1,592,043 shares, at cost	(27,885)	(27,070)
Unearned ESOP shares	(595)	(694)
Accumulated other comprehensive income (loss)	(408)	28

Total stockholders’ equity	30,287	30,907

Total liabilities and stockholders’ equity	$248,035	$267,620

See accompanying notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans receivable	$2,552	$2,615	$7,609	$7,792
Securities	669	771	2,107	2,351
Other interest-bearing deposits	48	50	199	117

Total	3,269	3,436	9,915	10,260

Interest expense
Deposits	905	795	2,623	2,347
Federal Home Loan Bank advances and other borrowings	561	540	1,689	1,533

Total	1,466	1,335	4,312	3,880

Net interest income	1,803	2,101	5,603	6,380

Provision for loan losses	317	—	317	—

Net interest income after provision for loan losses	1,486	2,101	5,286	6,380

Noninterest income
Gain on sale of real estate held for expansion	—	128	—	128
Gain on sale of securities available-for-sale	128	66	152	248
Service fee income	77	87	212	241
Earnings on bank-owned life insurance	64	66	201	200
Other operating income	5	13	22	63

Total noninterest income	274	360	587	880

Noninterest expense
Compensation and benefits	966	941	2,890	2,721
Occupancy and equipment	259	227	630	640
Other operating expenses	401	352	1,173	1,097

Total noninterest expense	1,626	1,520	4,693	4,458

Income before income taxes	134	941	1,180	2,802

Income tax expense	(34)	299	318	932

Net income	$168	$642	$862	$1,870

Basic earnings per share	$.16	$.60	$.81	$1.75
Diluted earnings per share	$.15	$.55	$.74	$1.60

Comprehensive income	$(104)	$848	$426	$1,531

See accompanying notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$862	$1,870
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	86	108
Gain on sale of securities available-for-sale	(152)	(248)
Gain on sale of real estate held for expansion	—	(128)
Provision for loan loss	317	—
Earnings on bank-owned life insurance	(201)	(200)
Depreciation	315	315
ESOP compensation expense	302	321
Federal Home Loan Bank stock dividends	(465)	(498)
Net change in:
Accrued interest receivable	121	82
Accrued interest payable	207	(22)
Other assets	412	(1,576)
Other liabilities	173	(351)

Net cash from operating activities	1,977	(327)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	5,552	(8,434)
Purchase of securities available-for-sale	(2,836)	(6,643)
Proceeds from sales, calls, and maturities of securities available-for-sale	1,374	9,794
Principal repayments on mortgage-backed securities	7,917	11,271
Maturity of time deposits with other financial institutions	1,087	—
Proceeds from sale of real estate held for expansion	—	153
Purchase of Federal Home Loan Bank stock	—	(2,000)
Sale of Federal Home Loan Bank stock	1,901	—
Purchase of premises and equipment	(503)	(463)
Purchase of bank-owned life insurance	(1,000)	—

Net cash from investing activities	13,492	3,678

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(9,821)	(3,459)
Net change in repurchase agreements	(151)	(2,960)
Net change in advances from borrowers for taxes and insurance	406	708
Proceeds from in Federal Home Loan Bank advances	4,975	14,147
Repayments of Federal Home Loan Bank advances	(14,754)	(5,000)
Dividends paid	(574)	(545)
Stock options exercised	40	15
Purchase of treasury stock	(815)	(274)

Net cash from financing activities	(20,694)	2,632

Net change in cash and cash equivalents	(5,225)	5,983
Cash and cash equivalents at beginning of period	13,752	11,081

Cash and cash equivalents at end of period	$8,527	$17,064

Supplemental disclosures of cash flow information
Cash paid during the nine months for
Interest	$4,105	$3,928
Income taxes	230	825

See accompanying notes to consolidated financial statements.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2005 and 2004

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
2004
Balance at January 1, 2004	$27	$27,515	$29,005	$(833)	$(26,731)	$557	$29,540
Comprehensive income
Net income	—	—	1,870	—	—	—	1,870
Change in fair value of securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(339)	(339)

Total comprehensive income							1,531
Exercise of 1,000 stock options	—	15	—	—	—	—	15
Purchase of 9,000 shares of treasury stock	—	—	—	—	(274)	—	(274)
Dividends declared ($.54 per share)	—	—	(545)	—	—	—	(545)
ESOP shares earned	—	217	—	104	—	—	321

Balance at September 30, 2004	$27	$27,747	$30,330	$(729)	$(27,005)	$218	$30,588

2005
Balance at January 1, 2005	$27	$27,819	$30,797	$(694)	$(27,070)	$28	$30,907
Comprehensive income
Net income	—	—	862	—	—	—	862
Change in fair value of securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(436)	(436)

Total comprehensive income							426
Exercise of 2,600 stock options	—	40	—	—	—	—	40
Purchase of 25,835 shares of treasury stock	—	—	—	—	(815)	—	(815)
Dividends declared ($.54 per share)	—	—	(573)	—	—	—	(573)
ESOP shares earned	—	203	—	99	—	—	302

Balance at September 30, 2005	$27	$28,062	$31,086	$(595)	$(27,885)	$(408)	$30,287

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Company (PBI), and the Bank’s subsidiaries, GPS Company and GPS Development Company (GPS), as of September 30, 2005 and December 31, 2004 and for the three-month and nine-month periods ended September 30, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

See accompanying notes to consolidated financial statements.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004.

	2005		2004
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Net income as reported	$168	$862	$642	$1,870
Weighted average common shares outstanding	1,060,078	1,065,449	1,070,536	1,069,872

Basic earnings per share	$.16	$.81	$.60	$1.75

Earnings per share assuming dilution
Net income available to common shareholders	$168	$862	$642	$1,870
Weighted average common shares outstanding	1,060,078	1,065,449	1,070,536	1,069,872
Dilutive effect of stock options	93,204	94,910	96,830	95,530

Average common shares and dilutive potential common shares	1,153,282	1,160,411	1,167,366	1,165,402

Diluted earnings per share	$.15	$.74	$.55	$1.60

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2005		2004
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Net income as reported	$168	$862	$642	$1,870
Deduct: Stock-based compensation expense Determined under fair value based method	(4)	(12)	(4)	(12)

Pro forma net income	164	850	638	1,858

Basic earnings per share as reported	.16	.81	.60	1.75
Pro forma basic earnings per share	.15	.80	.60	1.74

Diluted earnings per share as reported	.15	.74	.55	1.60
Pro forma diluted earnings per share	.14	.73	.55	1.59

See accompanying notes to consolidated financial statements.

Note 3 - Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB opinion No. 25 “Accounting for Stock Issued to Employees.” On April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of Statement 123R to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by Statement 123R and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations.

See accompanying notes to consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three months ended September 30, 2005 to the same period in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2005 were $248.0 million compared to $267.6 million at December 31, 2004, a decrease of $19.6 million. During the nine months ended September 30, 2005, loans receivable decreased by $5.9 million securities decreased $6.9 million, FHLB stock decreased $1.4 million, and total cash and cash equivalents decreased $5.2 million.

The allowance for loan losses was $1.7 million and $1.4 million at September 30, 2005 and December 31, 2004. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could adversely affect earnings or financial position in future periods. Non-performing assets were $7.1 million and $3.2 million at September 30, 2005 and December 31, 2004, respectively. Non-performing assets at September 30, 2005 were primarily a condominium conversion loan of $1.5 million, a mixed-use loan of $941,000, a condominium conversion loan of $1.8 million, and a mixed-use loan of $1.8 million. Subsequent to September 30, 2005, the mixed-use loan of $1.8 million was brought current.

Total liabilities at September 30, 2005 were $217.7 million compared to $236.7 million at December 31, 2004, a decrease of $19.0 million. This was primarily due to a decrease in deposits of $9.8 million and a decrease in Federal Home Loan Bank advances of $9.8 million.

Stockholders’ equity at September 30, 2005 was $30.3 million compared to $30.9 million at December 31, 2004. The decrease was primarily attributable to unrealized losses on securities available for sale, dividends paid and the repurchase of 25,835 shares of common stock at an average price of $31.55 offset by net income and the exercise of 2,600 stock options.

RESULTS OF OPERATIONS

Net income decreased to $168,000 for the quarter ended September 30, 2005 from $642,000 for the quarter ended September 30, 2004. Net income decreased to $862,000 for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004.

Net interest income was $1.8 million for the three months ended September 30, 2005 compared to $2.1 million for the same quarter in 2004. The provision for loan loss was $317,000 for the three months ended September 30, 2005 compared to $0 for the same quarter in 2004. Net interest income was $5.6 million for the nine months ended September 30, 2005 compared to $6.4 million for the same period in 2004. The provision for loan loss was $317,000 for the nine months ended September 30, 2005 compared to $0 for the same period in 2004. The net interest margin decreased to 3.09% for the three months ended September 30, 2005 from 3.31% for the 2004 quarter. The net interest margin decreased to 3.11% for the nine months ended September 30, 2005 compared to 3.36% for the same period in 2004. The average yield on earning assets increased to 5.61% for the three months ended September 30, 2005 compared to 5.41% for the same period in 2004. The average yield on earning assets increased to 5.50% for the nine month ended September 30, 2005 compared to 5.41% for the same period in 2004. Average interest-earning assets for the three months ended September 30, 2005

See accompanying notes to consolidated financial statements.

were $233.3 million compared to $254.0 million for the same period in 2004, a decrease of $20.7 million. Average interest-earning assets for the nine months ended September 30, 2005 were $240.2 million compared to $253.0 million for the same period in 2004, a decrease of $12.8 million. The average cost of funds increased to 2.70% for the quarter ended September 30, 2005 from 2.25% for the quarter ended September 30, 2004. The average cost of funds increased to 2.56% for the nine months ended September 30, 2005 compared to 2.20% for the same period in 2004. Average interest-bearing liabilities for the three months ended September 30, 2005 were $217.5 million compared to $237.1 million for the same period in 2004, a decrease of $19.6 million. Average interest-bearing liabilities for the nine months ended September 30, 2005 were $224.5 million compared to $235.5 million for the same period in 2004, a decrease of $11.0 million.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was a provision for loan losses of $317,000 for the quarter ended September 30, 2005 and no provision for the quarter ended September 30, 2005. A provision of $299,000 is specifically related to an impaired loan of $1.8 million.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $274,000 for the quarter ended September 30, 2005 from $360,000 for the quarter ended September 30, 2004. Noninterest income decreased to $587,000 for the nine months ended September 30, 2005 from $880,000 for the same period in 2004. The change was due to a decrease in gain on sale of securities available-for-sale and a decrease in gain on sale of real estate held for expansion.

Noninterest expense increased to $1.6 million for the quarter ended September 30, 2005 compared to $1.5 million for the corresponding three month period in 2004. Noninterest expense increased to $4.7 million for the nine months ended September 30, 2005 compared to $4.5 million for the same period in 2004. The change was due to increases in compensation, legal, advertising and amortization expense.

Income tax expense (benefit) decreased to ($34,000) for the three month period ended September 30, 2005 from $299,000 for the three month period ended September 30, 2004. Income tax expense decreased to $318,000 for the nine month period ended September 30, 2005 compared to $932,000 for the same period in 2004. The change in income tax was attributed to the decrease in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense.

See accompanying notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 39% at September 30, 2005.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $2.0 million and ($327,000) in 2005 and 2004, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $13.5 million and $3.7 million in 2005 and 2004, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(20.7) million and $2.6 million in 2005 and 2004, respectively.

At September 30, 2005, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.0 million, or 11.4% of adjusted total assets, which is above the required level of $9.9 million, or 4.0%; and total risk-based capital of $28.6 million, or 17.9% of risk-weighted assets, which is above the required level of $12.8 million, or 8.0%. The Bank at September 30, 2005 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2005, the Bank had outstanding commitments of $710,000 to originate mortgage loans and $981,000 in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2005 totaled $64.3 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of

See accompanying notes to consolidated financial statements.

the risk-based capital requirement. As of June 30, 2005, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 22% and would result in a $8.0 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2005, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

				NPV as a % of PV of Assets
	Net Portfolio Value
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$23,453	$(12,549)	(35)%	9.57%	(409	)bp
+ 200 bp	27,977	(7,995)	(22)	11.14	(252	)bp
+ 100 bp	32,405	(3,567)	(10)	12.58	(108	)bp
0 bp	35,972	—	—	13.66	—
- 100 bp	37,296	1,324	4	13.96	30	bp
- 200 bp	37,440	1,468	4	13.88	22	bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

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

Management has not yet completed the computation of NPV as of September 30, 2005 but estimates that the results would not be materially different than those presented above.

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (e), as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (f), no changes during the quarter ended September 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

See accompanying notes to consolidated financial statements.

PART II— OTHER INFORMATION

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

Reports on Form 8-K. On August 11, 2005, the Company filed a report announcing the 2005 second quarter results.

See accompanying notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: November 18, 2005	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: November 18, 2005	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

See accompanying notes to consolidated financial statements.