Form 10-K
period 2005-12-31
PARK BANCORP INC
filed 2006-04-11
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common stock, $.01, par value per share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐  Yes    ☐  No

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $27,572,000 based on the closing price of the common stock of $30.50 on June 30, 2005.

As of March 17, 2006, the Registrant had outstanding 1,125,275 shares of common stock.

Documents Incorporated by Reference

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 3, 2006 are incorporated into Part III.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2005, the Bank had total gross loans outstanding of $167.5 million, of which $89.9 million were one-to-four family residential mortgage loans, or 53.69% of the Bank’s total gross loans. The remainder of the portfolio consists of $27.9 million of multi-family mortgage loans, or 16.68% of total gross loans; $18.1 million of commercial real estate loans, or 10.84% of total gross loans; $14.6 million of construction and land loans, or 8.71% of total gross loans; and consumer and other loans of $16.9 million, or 10.08% of total gross loans. The Bank had no loans held for sale at December 31, 2005.

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

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four-family	$89,904	53.69	$95,966	55.10%	$100,136	61.86%	$96,351	62.46%	$87,620	63.00%
Multi-family	27,939	16.68	27,527	15.80	19,167	11.84	17,977	11.65	17,279	12.43
Commercial	18,145	10.84	19,247	11.05	16,998	10.50	9,607	6.23	8,548	6.15
Construction and land	14,585	8.71	15,549	8.93	13,013	8.04	11,159	7.23	10,668	7.67
Consumer and other	16,879	10.08	15,887	9.12	12,559	7.76	19,166	12.43	14,947	10.75

Total loans, gross	167,452	100.00%	174,176	100.00%	161,873	100.00%	154,260	100.00%	139,062	100.00%

Undisbursed portion of loans	(5,918)		(4,802)		(1,812)		(5,226)		(3,329)
Net Deferred loan origination fees	(457)		(534)		(526)		(467)		(445)
Allowance for loan losses	(2,368)		(1,374)		(578)		(574)		(500)

Total loans, net	$158,709		$167,466		$158,957		$147,993		$134,788

4.

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2005. The table does not include principal prepayments.

	Real Estate Loans
	One-to- Four- Family	Multi- Family	Commercial	Construction and Land	Consumer and Other	Total Loans Receivable
Amounts due
One year or less	$863	$2,232	$164	$9,888	$5,218	$18,365
After one year
More than one year to three years	317	9,659	3,201	2,637	5,468	21,282
More than three years to five years	151	8,802	5,985	2,060	4,316	21,314
More than five years to ten years	3,375	1,787	581	—	1,877	7,620
More than ten years to twenty years	29,610	5,459	8,214	—	—	43,283
More than twenty years	55,588	—	—	—	—	55,588

Total due after December 31, 2006	89,041	25,707	17,981	4,697	11,661	149,087

Gross loans receivable	$89,904	$27,939	$18,145	$14,585	$16,879	$167,452

The following table sets forth at December 31, 2005 the dollar amount of total gross loans receivable contractually due after December 31, 2006 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2006
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$82,662	$6,379	$89,041
Multi-family	24,828	879	25,707
Commercial	15,074	2,907	17,981
Construction and land	4,538	159	4,697
Consumer and other	5,653	6,008	11,661

Total gross loans receivable	$132,755	$16,332	$149,087

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

5.

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
Beginning balance, net	$167,466	$158,957	$147,993
Loans originated
One-to-four-family	16,665	19,431	37,967
Multi-family	5,800	10,914	6,907
Commercial	5,431	5,717	10,873
Construction and land	8,168	11,747	9,405
Consumer	4,579	2,655	3,373

Total loans originated	40,643	50,464	68,525
Loans purchased	12,390	12,024	7,605

	53,033	62,488	76,130
Principal payments	(59,680)	(50,193)	(68,576)
Change in allowance for loan losses	(994)	(796)	(4)
Change in undisbursed loan funds	(1,116)	(2,990)	3,414

Ending balance, net	$158,709	$167,466	$158,957

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

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2005, the Bank had $10.4 million in purchased mortgage loans and loan participations serviced by others, totaling 5.97% of the total loan portfolio. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank’s Executive Committee reviews and classifies the Bank’s assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2005, the Bank had $3.6 million of assets classified as “Special Mention”, $4.0 million of assets classified as “Substandard”, and $1.8 million of assets classified as “Doubtful.” No assets were classified as “Loss.”

8.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the year ended December 31, 2005, the amount of interest income that would have been recognized on nonaccrual loans was $245,000, the comparable amount for prior years was immaterial to the financial statements.

	At December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans
Residential real estate
One-to-four-family	$448	$370	$544	$235	$122
Multi-family	3,355	1,423	—	—	—
Commercial	941	958	—	—	—
Construction and land	—	336	—	—	—
Consumer and other	—	38	1	—	—

Total nonperforming loans	4,744	3,125	545	235	122
REO	132	84	76	55	—

Total nonperforming assets	$4,876	$3,209	$621	$290	$122

At December 31, 2005, there were 5 loans totaling $ 473,000 that were 60 to 89 days delinquent.

	At December 31,
	2005	2004	2003	2002	2001

Allowance for loan losses as a percent of gross loans receivable	1.41%	0.79%	0.36%	0.37%	0.36%

Allowance for loan losses as a percent of total nonperforming loans	49.92	43.97	106.06	244.26	409.84

Nonperforming loans as a percent of gross loans receivable(1)	2.83	1.79	0.34	0.15	0.09

Nonperforming assets as a percentage of total assets(1)	2.04	1.20	0.23	0.12	0.05

(1)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

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

9.

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	2005	2004	2003	2002	2001
Balance at beginning of year	$1,374	$578	$574	$500	$500
Provision for loan losses	997	816	—	120	—
Charge-offs
One-to-four-family	—	—	—	(19)	—
Consumer and other	(3)	(20)	(22)	(27)	—

Total	2,368	1,374	552	574	500
Recoveries	—	—	26	—	—

Balance at end of year	$2,368	$1,374	$578	$574	$500

Net charge-offs to average gross loans outstanding	—%	0.01%	—%	0.03%	—%

10.

The following table sets forth the amount of the Bank’s allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

	At December 31,
	2005			2004			2003			2002			2001
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
One-to-four-family	$217	9.16%	53.69%	$209	15.21%	55.11%	$200	34.60%	61.86%	$241	41.99%	62.46%	$190	38.00%	63.00%
Multi-family	1,576	66.56	16.68	616	44.83	15.79	61	10.55	11.84	90	15.68	11.65	60	12.00	12.43
Commercial	369	15.58	10.84	328	23.87	11.02	68	11.76	10.50	48	8.36	6.23	59	11.80	6.15
Construction and land	90	3.80	8.71	111	8.08	8.95	104	17.99	8.04	57	9.93	7.23	57	11.40	7.67
Consumer and other	116	4.90	10.08	110	8.01	9.13	145	25.10	7.76	138	24.04	12.43	69	13.80	10.75
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	65	13.00	—

Total allowance for loan losses	$2,368	100.00%	100.00%	$1,374	100.00%	100.00%	$578	100.00%	100.00%	$574	100.00%	100.00%	$500	100.00%	100.00%

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

All government agency securities held at December 31, 2005 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2005		2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale
Government agency securities	$10,819	$10,819	$8,974	$8,974	$10,023	$10,023
Corporate bonds	7,019	7,019	8,264	8,264	11,747	11,747
Mortgage-backed security
FNMA (1)	14,743	14,743	20,850	20,850	28,929	28,929
FHLMC (2)	8,303	8,303	12,133	12,133	15,723	15,723
GNMA (3)	2,881	2,881	3,801	3,801	—	—
Equity securities	6,372	6,372	5,706	5,706	5,636	5,636

Total available-for-sale	$50,137	$50,137	$59,728	$59,728	$72,058	$72,058

(1)	Federal National Mortgage Association.

(2)	Federal Home Loan Mortgage Corporation.

(3)	Government National Mortgage Association.

12.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities and mortgage-backed securities as of December 31, 2005. All of the Company’s securities are classified as available-for-sale. Equity securities have no stated maturity and are included in the total column only.

	At December 31, 2005
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Securities
Government agency securities	$998	4.53%	$7,876	4.86%	$1,945	5.54%	$—	—%	$10,819	4.95%
Corporate notes	6,014	4.82	1,003	4.94	—	—	—	—	7,019	4.84
Equity securities	—	—	—	—	—	—	—	—	6,372	3.99

Total securities	$7,014	4.78%	$8,879	4.87%	$1,945	5.54%	$—	—%	$24,210	4.67%

Mortgage-backed securities
FNMA	$29	4.55%	$74	3.12%	$—	—%	$14,640	5.59%	$14,743	5.58%
FHLMC	213	4.82	524	4.98	—	—	7,566	5.48	8,303	5.43
GNMA	—	—	—	—	—	—	2,881	5.34	2,881	5.34

Total mortgage-backed securities	$242	4.79%	$598	4.75%	$—	—%	$25,087	5.53%	$25,927	5.51%

Included in the table above are $9.0 million of FHLB notes that are callable at the option of the issuing agency. Callable and variable rate FHLB advances totaled $13.0 million and $2.0 million at December 31, 2005, respectively. The Company has call risk on both the investing and borrowing positions. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

13.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2005, the Bank had $63.2 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

	Years Ended December 31,
	2005	2004	2003
Net deposits (withdrawals)	$(19,970)	$(7,197)	$3,073
Interest credited on deposit accounts	2,849	2,860	3,421

Total increase (decrease) in deposit accounts	$(17,121)	$(4,337)	$6,494

At December 31, 2005, the Bank had $12.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$2,642	2.87%
Over three through six months	739	3.26
Over six through twelve months	2,655	3.65
Over twelve months	5,992	3.96

Total	$12,028	3.61%

14.

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$35,469	23.81%	$34,749	20.92%	$36,368	21.33%
Money market savings accounts	7,556	5.07	11,482	6.91	11,044	6.48
NOW accounts	7,916	5.31	10,240	6.16	10,258	6.02
Non-interest-bearing accounts	6,525	4.38	6,680	4.02	6,099	3.58

Total transaction accounts	57,466	38.57	63,151	38.01	63,769	37.41
Certificate accounts
1.00% to 1.99%	2,257	1.51	8,847	5.33	46,429	27.24
2.00% to 2.99%	16,769	11.25	79,448	47.82	33,470	19.63
3.00% to 3.99%	35,065	23.53	7,413	4.46	13,744	8.06
4.00% to 4.99%	35,873	24.08	6,662	4.01	8,191	4.81
5.00% to 5.99%	118.08		250.15		1,933	1.13
6.00% to 6.99%	1,456.98		354.21		2,926	1.72

Total certificate accounts	91,538	61.43	102,974	61.99	106,693	62.59

Total deposits	$149,004	100.00%	$166,125	100.00%	$170,462	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2005.

	Period to Maturity from December 31, 2005
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
1.00% to 1.99%	$2,257	$—	$—	$—	$—	$2,257
2.00% to 2.99%	15,093	1,411	265	—	—	16,769
3.00% to 3.99%	20,600	9,261	3,369	1,529	306	35,065
4.00% to 4.99%	25,222	4,809	2,762	1,655	1,425	35,873
5.00% to 5.99%	52	66	—	—	—	118
6.00% to 6.99%	14	1,442	—	—	—	1,456

Total	$63,238	$16,989	$6,396	$3,184	$1,731	$91,538

15.

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $53.5 million of FHLB advances outstanding at December 31, 2005, which carry interest rates ranging from 1.96% to 5.00% and mature on various dates, subject to certain call options by the FHLB.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004
Balance at year end	$3,222	$3,369
Maximum month-end balance during the year	3,222	6,105
Average balance during the year	3,219	4,670
Average interest rate at year end	3.93%	3.75%
Average interest rate during the year	3.89%	3.37%

Subsidiary Activities

The Company engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly owned subsidiaries, PBI and GFS. There were no gains or losses on the sales of real estate held for development for the years ended December 31, 2005, 2004, and 2003.

Employees

At December 31, 2005, the Company had 61 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

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

Recent Federal Legislative Initiatives. Federal Deposit Insurance Reform Act of 2005. On February 1, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Insurance Reform Act”) was signed into law. The Insurance Reform Act calls for the merger of the bank insurance fund and savings association insurance fund in to a single deposit insurance fund (“DIF”), which is to take place by July 1, 2006. In addition, the Insurance Reform Act increases the deposit insurance coverage limit to $250,000 for certain retirement accounts (mostly IRA’s, Keogh accounts, “457” Plans for state employees and 401 (k) accounts) and indexes future insurance coverage to inflation beginning in 2011. The Insurance Reform Act also allows the FDIC to raise or lower the designated reserve ratio between 1.15% and 1.50% on an annual basis. It also authorizes certain one-time premium assessment credits to insured institutions, awards DIF dividends under certain circumstances, and authorizes the FDIC to revise the current risk-based system for determining assessments. The FDIC is required to promulgate regulations implementing the requirements of the Insurance Reform Act by November 2006. Until the FDIC promulgates these regulations, it is uncertain what, if any, impact this legislation will have on our operations.

Patriot Act of 2001. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorists attacks, requires bank regulators to consider a financial institution’s compliance with the Bank Secrecy Act (“BSA”) when reviewing applications from financial institutions. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United Stated Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The BSA also requires the Bank to establish and follow customer identification procedures when opening new accounts for customers. The Bank’s compliance with the BSA therefore will be considered by its federal regulators when reviewing applications submitted by the Bank.

Impact of the Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act (“the GLB Act”) was enacted, which, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms. The GLB Act significantly reforms various aspects of the financial services business, including but not limited

17.

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

The GLB Act imposes requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Final regulations have been passed regarding customer privacy under the GLB Act.

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

18.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2005.

Significant risk factors include:

Interest Rate Risk. Our earnings and profitability depend significantly on our net interest income, which is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Since interest rates can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board, our asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on our earnings.

Geographic Risk. We operate primarily in the Chicago market and a prolonged economic downturn in this market could have a negative impact on earnings.

Credit Risk. Our loan customers may not repay their loans according to their terms and the collateral may be insufficient to repay the loan. Management makes various assumptions in determining the adequacy of the allowance for loan losses and if those assumptions are incorrect, the result could have an adverse affect on earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our allowance for loan losses.

Regulatory Risk. We are subject to extensive federal and state legislation and supervision which governs nearly every aspect of our business. The burden of compliance has in the past and will continue to have an impact on the banking industry and changes to these laws could affect our ability to deliver or expand our services. See “Business — Regulation”.

Industry Risk. We operate in a rapidly changing environment having numerous competitors including other banks, thrifts, savings institutions and credit unions as well as brokerage firms, mortgage brokers and insurance companies. Our profitability depends upon our continued success in competing in the Chicago market.

Operational Risk. We are subject to operations risks, including, but not limited to, an interruption or breach in security of information systems, customer or employee fraud and catastrophic failures. While we maintain a system of internal controls and insurance coverage where applicable, an event may occur that has an adverse affect on earnings.

Personnel Risk. Our success depends upon the continued service of our senior management team and our ability to attract and retain qualified financial services personnel. Loss of key personnel could negatively impact our earnings through loss of their customer relationships and the potential difficulty promptly replacing officers in this competitive environment.

19.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2005.

20.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the symbol “PFED”. The Company had 590 stockholders of record at December 31, 2005. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2005 and 2004.

	2005			2004
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$32.42	$30.25	$0.18	$31.66	$29.00	$0.15
Second quarter	32.41	29.40	0.18	35.05	30.00	0.18
Third quarter	32.00	29.00	0.18	32.99	30.30	0.18
Fourth quarter	31.50	28.36	0.18	32.50	30.30	0.18

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on August 2, 2005. As previously disclosed, the Company repurchased 3,000 shares with an average price of $31.60 per share in the first quarter of 2005, 4,435 shares with an average price of $30.38 per share in the second quarter of 2005, 18,400 shares with an average price of $31.80 per share in the third quarter of 2005 and 7,092 shares with an average price of $30.00 per share in November of 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2005	2004	2003	2002	2001
Total assets	$239,468	$267,620	$266,063	$251,532	$243,448
Cash and cash equivalents	5,193	13,752	11,081	23,998	27,909
Securities available-for-sale	50,137	59,728	72,058	61,113	65,704
Loans receivable, net(1)	158,709	167,466	158,957	147,993	134,788
Deposits	149,004	166,125	170,462	163,968	63,074
Securities sold under repurchase agreements	3,222	3,369	6,904	10,599	10,658
FHLB advances	53,499	63,871	55,175	43,663	39,000
Stockholders’ equity	29,902	30,907	29,540	29,894	27,278
Interest income	13,265	13,689	13,653	14,675	6,519
Interest expense	5,826	5,277	5,972	7,541	10,107
Net interest income	7,439	8,412	7,681	7,134	6,412
Provision for loan losses	997	816	—	120	—
Noninterest income	794	2,053	1,090	1,154	777
Noninterest expense	6,449	5,959	5,380	4,967	4,754
Income tax expense	157	1,162	1,141	1,036	831
Net income	630	2,528	2,250	2,165	1,604

21.

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Performance ratios:
Return on average assets	0.25%	0.93%	0.85%	0.88%	0.65%
Return on average equity	2.06	8.33	7.61	7.64	5.58
Average equity to average assets	12.02	11.22	11.23	11.53	11.67
Dividend payout ratio	121.11	29.11	28.98	27.85	38.09
Net interest rate spread(2)	2.97	3.16	2.86	2.74	2.18
Net interest margin(3)	3.15	3.32	3.07	3.04	2.68
Efficiency ratio(4)	78.33	56.94	61.34	59.93	66.12
Noninterest expense to average assets	2.53	2.20	2.04	2.02	1.93
Asset quality ratios:
Nonperforming loans as a percent of gross loans receivable(5)	2.83%	1.79%	0.34%	0.15%	0.09%
Nonperforming assets as a percentage of total assets(5)	2.04	1.20	0.23	0.12	0.05
Allowance for loan losses as a percent of gross loans receivable	1.41	0.79	0.36	0.37	0.36
Allowance for loan losses as a percent of nonperforming loans(5)	49.92	43.97	106.06	244.26	409.84
Other data:
Number of full service offices	3	3	3	3	3

(1)	The allowance for loan losses at December 31, 2005, 2004, 2003, 2002 and 2001 was $2,368, $1,374, $578, $574 and $500, respectively.

(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(4)	The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.

(5)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

22.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

23.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2005, 2004, and 2003. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings assets
Securities, net(1)	$34,656	$1,531	4.42%	$35,639	1,664	4.67%	$37,478	$1,681	4.49%
Loans receivable(2)	162,195	10,292	6.35	165,342	10,398	6.29	151,866	10,239	6.74
Mortgage-backed securities, net(1)	31,540	1,182	3.75	39,384	1,427	3.62	38,367	1,481	3.86
Interest-earning deposits and other investments	7,916	260	3.28	12,964	200	1.54	22,171	252	1.14

Total interest-earning assets	236,307	$13,265	5.61	253,329	13,689	5.40	249,882	13,653	5.46
Non-interest-earning assets	18,735			17,306			13,504

Total assets	$255,042			$270,635			$263,386

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$34,585	266	0.77	35,524	273	0.77	36,091	340	0.94
Money market savings accounts	9,043	143	1.58	11,540	162	1.40	9,907	153	1.54
NOW accounts	16,547	57	0.34	17,099	54	0.32	15,671	50	0.32
Certificate accounts	98,606	3,103	3.15	105,198	2,692	2.56	109,752	3,260	2.97

Total deposits	158,781	3,569	2.25	169,361	3,181	1.88	171,421	3,803	2.22
FHLB advances and other borrowings	62,012	2,257	3.64	66,313	2,096	3.16	58,285	2,169	3.72

Total interest-bearing liabilities	220,793	5,826	2.64	235,674	5,277	2.24	229,706	5,972	2.60

Non-interest-bearing liabilities	3,604			4,604			4,102

Total liabilities	224,397			240,278			233,808
Stockholders’ equity	30,645			30,357			29,578

Total liabilities and stockholders’ equity	$255,042			$270,635			$263,386

Net interest income		$7,439			$8,412			$7,681

Net interest rate spread(3)			2.97%			3.16%			2.86%
Net interest margin(4)			3.15%			3.32%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.03%			107.49%			108.78%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

24.

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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Securities, net	$(44)	$(89)	$(133)	$(86)	$69	$(17)
Loans receivable, net	(200)	93	(107)	848	(688)	160
Mortgage-backed securities, net	(294)	49	(245)	37	(91)	(54)
Interest-earning deposits and other investments	(165)	226	61	(142)	89	(53)

Total interest-earning assets	(703)	279	(424)	657	(621)	36

Interest expense on
Passbook savings accounts	(7)	—	(7)	(4)	(63)	(67)
Money market savings accounts	(39)	20	(19)	23	(14)	9
NOW accounts	(1)	4	3	5	(1)	4
Certificate accounts	(208)	619	411	(117)	(451)	(568)
FHLB advances and other borrowings	(157)	318	161	254	(327)	(73)

Total interest-bearing liabilities	(412)	961	549	161	(856)	(695)

Change in net interest income	$(291)	$(682)	$(973)	$496	$235	$731

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets at December 31, 2005 were $239.5 million compared to $267.6 million at December 31, 2004, a decrease of $28.1 million. Cash and cash equivalents decreased $8.6 million to $5.2 million at December 31, 2005, primarily as a result of the Company decreasing its liquidity at the end of the year. During 2005, loans decreased by $8.8 million to $158.7 million, primarily due to a rising interest rate environment, resulting in lower volumes of loan originations. In addition, the Company purchased $12.0 million of loan participations in 2005.

The allowance for loan losses was $2.4 million and $1.4 million for the years December 31, 2005 and 2004, respectively. Nonaccrual loans were $4.7 million at December 31, 2005 compared to $3.1 million at the prior year-end. The increase was due to a condominium conversion loan of $1.8 million. Based on current information available to management, a reserve of $926,000 has

25.

been established for this loan. Nonaccrual loans also include a commercial building loan of $941,000 and a condominium conversion loan of $1.5 million. Based on current information available to management, reserves of $863,000 have been established for these loans. These loan relationships have deteriorated and subsequent to December 31, 2005, the Company has foreclosed on one condominium conversion and is in the process of foreclosure on the commercial building and the second condominium conversion. Therefore, management began to consider these loans as collateral dependent and increased its loss provisions accordingly. Loans totaling $3,000 and $20,000 were charged-off during 2005 and 2004, respectively. There were no recoveries in 2005 and 2004.

Total liabilities at December 31, 2005 were $209.6 million compared to $236.7 million at December 31, 2004. Deposits decreased $17.1 million, and advances from the Federal Home Loan Bank decreased $10.4 million. These decreases were due to the Company’s continuing efforts to manage its cost of funds.

Stockholders’ equity at December 31, 2005 was $29.9 million, which is equivalent to 12.5% of total assets. Book value at December 31, 2005 was $27.97 per share. The decrease in stockholders’ equity from December 31, 2004 was attributable to the repurchase of 32,927 shares at an average price of $31.20, unrealized loss on securities available-for-sale of $583,000, dividends paid of $763,000, offset by net income and 16,107 options exercised at an average price of $15.65.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General

Net income decreased to $1.9 million in 2005 from $2.5 million in 2004. The change is primarily due to decreases in the Company’s net interest income of $973,000 and noninterest income of $1.3 million and an increase in noninterest expense of $490,000, and loan loss provision of $181,000 and a decrease in income tax expense of $1.0 million.

Net Interest Income

Interest income in 2005 was $13.3 million, compared to $13.7 million in 2004. Average yield on interest-earning assets was 5.61% in 2005, compared to 5.40% in 2004. Average interest-earning assets decreased $17.0 million in 2005 from 2004.

Interest expense in 2005 was $5.8 million compared to $5.3 million in 2004. The change in interest expense is due to a 40 basis point increase in the average cost of interest-bearing liabilities from 2004. This change was partially offset by a decrease of $14.9 million in average interest-bearing liabilities from 2004.

Net interest income in 2005 was $7.4 million compared to $8.4 million in 2004. The change was primarily due to a decrease in the net interest rate spread to 2.97% in 2005 from 3.16% in 2004 and a decrease in the net interest margin to 3.15% in 2005 from 3.32% in 2004.

26.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. There was a provision for loan losses of $997,000 in 2005 and $816,000 in 2004. Management began to consider the condominium conversion loans as collateral dependent and increased its loss provisions for 2005 accordingly.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2005 was $794,000 compared to $2.1 million in 2004. The change was primarily due to a $1.1 million gain on the sale of real estate held for expansion in 2004.

Noninterest Expense

Noninterest expense in 2005 was $6.5 million compared to $6.0 million in 2004. The change was primarily due to higher compensation expense and losses from a limited partnership.

Income Taxes

Income tax expense was $157,000 in 2005 compared to $1.2 million in 2004. The change in income tax expense was due to a decrease in pre-tax income in 2005 and tax credits of $108,000. The effective tax rate was 19.9% for the year ended December 31, 2005 compared to 31.5% for the prior year.

27.

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

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

28.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank’s average regulatory liquidity ratios were 36.26%, 43.54%, and 48.12% for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $2.4 million, ($583,000), and $1.5 million in 2005, 2004, and 2003, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $18.3 million, $3.3 million and ($26.1) million in 2005, 2004 and 2003, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was ($29.2) million, ($34,000), and $11.8 million in 2005, 2004, and 2003, respectively.

At December 31, 2005, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $26.8 million, or 11.2% of adjusted total assets, which is above the required level of $9.6 million, or 4.0%; and total risk-based capital of $27.4 million, or 17.4% of risk-weighted assets, which is above the required level of $12.6 million, or 8.0%.

29.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2005, cash and short-term investments totaled $5.2 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available-for-sale as a source of funds.

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

Commitments

At December 31, 2005, the Bank had outstanding commitments to originate mortgage loans of $1.3 million, as compared to $1.9 million in 2004. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2005 totaled $63.2 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

30.

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2005:

	Total	Less Than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Securities sold under agreements to repurchase	$3,222	$122	$—	$3,100	$—
FHLB advances	53,499	22,333	21,575	9,591	—

Total contractual cash obligations	$56,721	$22,455	$21,575	$12,691	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 –5 Years	Over 5 Years

Standby letters of credit	$1,420	$420	$1,000	$—	$—
Loans in process	5,918	5,918	—	—	—
Commitments to make Loans (all fixed rate)	1,274	1,274	—	—	—

Total commercial commitments	$8,612	$7,612	$1,000	$—	$—

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

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk

31.

component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2005, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (24)% and would result in a $8.5 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2005 and 2004 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2005

		Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300	bp	$22,320	$(12,813)	(36)%	9.82%	(452	) bp
+ 200	bp	26,639	(8,494)	(24)	11.43	(291	) bp
+ 100	bp	31,080	(4,053)	(12)	13.00	(134	) bp
0	bp	35,133	—	—	14.34	—
- 100	bp	37,578	2,445	7	15.06	72	bp
- 200	bp	38,255	3,122	9	15.16	82	bp
- 300	bp	N/A	N/A	N/A	N/A	N/A

32.

December 31, 2004

		Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300	bp	$23,276	$(13,343)	(36)%	9.12%	(419	)bp
+ 200	bp	28,233	(8,386)	(23)	10.77	(254	)bp
+ 100	bp	32,984	(3,635)	(10)	12.26	(105	)bp
0	bp	36,619	—	—	13.31	—
- 100	bp	38,301	1,682	5	13.71	40 bp
- 200	bp	N/A	N/A	N/A	N/A	N/A
- 300	bp	N/A	N/A	N/A	N/A	N/A

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-l.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial

33.

Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses disclosed below.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

As of December 31, 2005, the Company did not properly apply generally accepted accounting principles regarding certain transactions. Specifically, these transactions related to specific allowances for two loan relationships. These transactions were identified after discussion with the Company’s independent registered public accounting firm and were corrected after the release of the Company’s earnings for the fourth quarter and year ended December 31, 2005.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 3, 2006 under the caption “Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Meetings of the Board of Directors and Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

(b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s definitive proxy statement under the caption “Election of Directors-Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

(c) The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available upon request.

34.

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

The information required in response to this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption “Election of Directors - Transactions with Certain Related Persons” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption, “Principal Accounting Firm Fees” and is incorporated herein by reference.

35.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1,2	Financial Statements and Schedules

See Index to Financial Information on page F-1.

3	Exhibits

See Exhibit Index on page i.

36.

PARK BANCORP, INC. AND SUBSIDIARIES

Chicago, Illinois

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

Crowe Chizek and Company LLC

Member Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 31, 2006

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
ASSETS
Cash and due from banks	$4,530	$3,340
Federal funds sold	—	5,419
Interest-bearing deposits with other financial institutions	663	4,993

Total cash and cash equivalents	5,193	13,752
Time deposits with other financial institutions	—	1,087
Securities available-for-sale	50,137	59,728
Loans receivable, net of allowance of $2,368 and $1,374	158,709	167,466
Federal Home Loan Bank stock	9,793	11,136
Premises and equipment, net	4,920	4,815
Accrued interest receivable	1,058	1,185
Bank-owned life insurance	7,119	5,848
Other assets	2,539	2,603

Total assets	$239,468	$267,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$6,525	$6,805
Interest-bearing	142,479	159,320

Total deposits	149,004	166,125
Securities sold under repurchase agreements	3,222	3,369
Advances from borrowers for taxes and insurance	2,200	2,283
Federal Home Loan Bank advances	53,499	63,871
Accrued interest payable	477	386
Other liabilities	1,164	679

Total liabilities	209,566	236,713
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued, 2,750,245 and 2,734,138 shares	27	27
Additional paid-in capital	28,424	27,819
Retained earnings	30,664	30,797
Treasury stock, 1,624,970 and 1,592,043 shares, at cost	(28,097)	(27,070)
Unearned ESOP shares	(561)	(694)
Accumulated other comprehensive income (loss)	(555)	28

Total stockholders’ equity	29,902	30,907

Total liabilities and stockholders’ equity	$239,468	$267,620

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004, and 2003

(In thousands, except share and per share data)

	2005	2004	2003
Interest income
Loans receivable	$10,292	$10,398	$10,239
Securities	2,713	3,091	3,162
Interest-bearing deposits with other financial institutions	260	200	252

	13,265	13,689	13,653
Interest expense
Deposits	3,569	3,181	3,803
Federal Home Loan Bank advances and other borrowings	2,257	2,096	2,169

	5,826	5,277	5,972

Net interest income	7,439	8,412	7,681
Provision for loan losses	997	816	—

Net interest income after provision for loan losses	6,442	7,596	7,681
Noninterest income
Gains on sales of securities	152	285	297
Service fee income	288	281	342
Gain on sale of REO	36	120	—
Gain on sale of real estate held for expansion	—	1,075	—
Earnings on bank-owned life insurance	271	221	282
Other operating income	47	71	169

	794	2,053	1,090
Noninterest expense
Compensation and benefits	3,765	3,658	3,448
Occupancy and equipment	874	839	617
Federal deposit insurance premiums	92	94	92
Data processing services	202	190	214
Advertising	164	135	98
Other operating expenses	1,352	1,043	911

	6,449	5,959	5,380

Income before income taxes	787	3,690	3,391
Income tax expense	157	1,162	1,141

Net income	$630	$2,528	$2,250

Basic earnings per share	$0.59	$2.36	$2.06

Diluted earnings per share	$0.54	$2.17	$1.91

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004, and 2003

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income
Balance at January 1, 2003	$27	$27,050	$27,407	$(24,491)	$(979)	$880	$29,894
Comprehensive income
Net income	—	—	2,250	—	—	—	2,250	$2,250
Change in fair value of securities available-for-sale, net	—	—	—	—	—	(323)	(323)	(323)

Total comprehensive income								$1,927

Cash dividends declared ($.60 per share)	—	—	(652)	—	—	—	(652)
Purchase of 87,107 shares of treasury stock	—	—	—	(2,240)	—	—	(2,240)
Exercise of 14,007 stock options	—	221	—	—	—	—	221
ESOP shares released	—	244	—	—	146	—	390

Balance at December 31, 2003	27	27,515	29,005	(26,731)	(833)	557	29,540
Comprehensive income
Net income	—	—	2,528	—	—	—	2,528	$2,528
Change in fair value of securities available-for-sale, net	—	—	—	—	—	(529)	(529)	(529)

Total comprehensive income								$1,999

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004, and 2003

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income
Cash dividends declared ($.69 per share)	$—	$—	$(736)	$—	$—	$—	$(736)
Purchase of 11,100 shares of treasury stock	—	—	—	(339)	—	—	(339)
Exercise of 1,000 stock options	—	15	—	—	—	—	15
ESOP shares released	—	289	—	—	139	—	428

Balance at December 31, 2004	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907
Comprehensive income
Net income	—	—	630	—	—	—	630	$630
Change in fair value of securities available-for-sale, net	—	—	—	—	—	(583)	(583)	(583)

Total comprehensive income								$47

Cash dividends declared ($.72 per share)	—	—	(763)	—	—	—	(763)
Purchase of 32,927 shares of treasury stock	—	—	—	(1,027)	—	—	(1,027)
Exercise of 16,107 stock options	—	331	—	—	—	—	331
ESOP shares released	—	274	—	—	133	—	407

Balance at December 31, 2005	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$630	$2,528	$2,250
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	111	131	156
Interest credited on time deposits	(18)	(36)	(34)
Dividend reinvestments	(194)	(109)	(137)
Gains on sales of securities available-for-sale	(152)	(285)	(297)
Gain on sale of real estate held for expansion	—	(1,075)	—
Gain on sale of REO	(36)	(120)	—
Earnings on bank-owned life insurance, net	(271)	(221)	(246)
Provision for loan losses	997	816	—
Depreciation	401	392	283
Deferred income tax (benefit)	(214)	30	27
Deferred loan fees	(77)	8	59
Net change in accrued interest receivable	127	59	(49)
Net change in other assets	627	(1,577)	(386)
Net change in accrued interest payable	91	22	(32)
Net change in other liabilities	485	(888)	83
ESOP expense	407	428	390
FHLB stock dividends	(558)	(686)	(607)

Net cash from operating activities	2,356	(583)	1,460
Cash flows from investing activities
Net change in loans	20,095	2,691	(3,418)
Loans purchased	(12,390)	(12,024)	(7,605)
Maturities and calls of securities available-for-sale	—	9,000	4,000
Purchases of securities available-for-sale	(2,826)	(14,766)	(43,705)
Sales of securities available-for-sale	1,374	4,046	10,481
Principal repayments on mortgage-backed securities	10,394	13,512	18,079
Purchases of Federal Home Loan Bank stock	—	(2,000)	(4,175)
Sales of Federal Home Loan Bank stock	1,901	1,659	2,000
Maturities of time deposits	1,105	100	—
Purchase of bank-owned life insurance	(1,000)	—	—
Proceeds from sales of real estate held for expansion	—	1,530	—
Proceeds from sales of REO	120	120	—
Expenditures for premises and equipment	(506)	(580)	(1,786)

Net cash from investing activities	18,267	3,288	(26,129)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from financing activities
Net change in deposits	$(17,121)	$(4,337)	$6,494
Net change in securities sold under repurchase agreements	(147)	(3,535)	(3,695)
Net change in advances from borrowers for taxes and insurance	(83)	202	112
Stock options exercised	331	15	221
Dividends paid to stockholders	(763)	(736)	(652)
Purchases of treasury stock	(1,027)	(339)	(2,240)
Federal Home Loan Bank advances	18,334	17,735	26,175
Repayment of Federal Home Loan Bank advances	(28,706)	(9,039)	(14,663)

Net cash from financing activities	(29,182)	(34)	11,752

Net change in cash and cash equivalents	(8,559)	2,671	(12,917)
Cash and cash equivalents at beginning of year	13,752	11,081	23,998

Cash and cash equivalents at end of year	$5,193	$13,752	$11,081

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$5,735	$5,255	$5,923
Income taxes	320	1,425	1,167

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

December 31, 2005, 2004, and 2003

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

December 31, 2005, 2004, and 2003

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

December 31, 2005, 2004, and 2003

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

	2005	2004	2003
Net income as reported	$630	$2,528	$2,250
Deduct: Stock-based compensation expense determined under fair value based method	(12)	(16)	(15)

Pro forma net income	$618	$2,512	$2,235

Basic earnings per share as reported	$0.59	$2.36	$2.06
Pro forma basic earnings per share	0.58	2.35	2.05
Diluted earnings per share as reported	$0.54	$2.17	$1.91
Pro forma diluted earnings per share	0.53	2.15	1.90

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

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Recently-Issued Standards that are Not Yet Adopted: FAS 123 Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided. Existing options that will vest after adoption date are expected to result in additional compensation expense. There will be no significant effect on financial position as total equity will not change.

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

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current year presentation.

NOTE 2 - SECURITIES

Securities available-for-sale are summarized as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2005
Corporate notes	$7,019	$6	$(1)
Government agency securities	10,819	—	(181)
Equity securities	6,372	26	(136)
Mortgage-backed securities
GNMA	2,881	—	(36)
FNMA	14,743	9	(411)
FHLMC	8,303	23	(139)

	$50,137	$64	$(904)

December 31, 2004
Corporate notes	$8,264	$223	$—
Government agency securities	8,974	11	(37)
Equity securities	5,706	78	(57)
Mortgage-backed securities
GNMA	3,801	14	(27)
FNMA	20,850	34	(223)
FHLMC	12,133	97	(70)

	$59,728	$457	$(414)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2005 and 2004 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2005
Corporate notes	$1,000	$(1)	$—	$—	$1,000	$(1)
Government agency securities	5,931	(69)	4,888	(112)	10,819	(181)
Equity securities	305	(5)	5,719	(131)	6,024	(136)
Mortgage-backed securities
GNMA	1,265	(19)	1,616	(17)	2,881	(36)
FNMA	927	(7)	13,087	(404)	14,014	(411)
FHLMC	2,237	(21)	4,054	(118)	6,291	(139)

Total temporarily impaired	$11,665	$(122)	$29,364	$(782)	$41,029	$(904)

December 31, 2004
Government agency securities	$2,985	$(16)	$1,978	$(21)	$4,963	$(37)
Equity securities	—	—	5,098	(57)	5,098	(57)
Mortgage-backed securities
GNMA	1,977	(27)	—	—	1,977	(27)
FNMA	16,217	(205)	2,058	(18)	18,275	(223)
FHLMC	4,060	(32)	1,525	(38)	5,585	(70)

Total temporarily impaired	$25,239	$(280)	$10,659	$(134)	$35,898	$(414)

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

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities available-for-sale at December 31, 2005 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

Fair Value
Due within one year	$7,014
Due one to five years	8,879
Due five years to ten years	1,945
Due after ten years	—

17,838
Equity securities	6,372
Mortgage-backed securities	25,927

$50,137

Securities with a carrying value of $6,906,000 and $5,974,000 at December 31, 2005 and 2004, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2005	2004	2003
Proceeds from sales	$1,374	$4,046	$10,481
Gross realized gains	152	285	305
Gross realized losses	—	—	8

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

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Loans receivable are summarized as follows at:

	December 31,
	2005	2004
Mortgage loans
Principal balances
One-to-four-family residential	$89,904	$95,966
Multi-family residential	27,939	27,527
Commercial, construction, and land	32,730	34,796

	150,573	158,289
Undisbursed portion of loans	(5,918)	(4,802)
Net deferred loan origination fees	(457)	(534)

Total mortgage loans	144,198	152,953
Consumer loans	6,524	7,429
Participations and loans purchased	10,355	8,458
Allowance for loan losses	(2,368)	(1,374)

	$158,709	$167,466

A summary of activity in the allowance for loan losses follows:

	2005	2004	2003
Beginning balance	$1,374	$578	$574
Provision for loan losses	997	816	—
Recoveries	—	—	26
Loans charged off	(3)	(20)	(22)

Ending balance	$2,368	$1,374	$578

The Company had impaired loans totaling $4,296,000 and $2,616,000 at December 31, 2005 and 2004, respectively. An allowance of $1,795,000 has been designated for these loans. No interest income is being recognized during the impairment. There were no impaired loans as of December 31, 2003.

Nonperforming loans were as follows:

	December 31,
	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	4,744	3,125

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2005:

Balance at beginning of year	$905
Loans originated	30
Principal repayments	(151)

Balance at end of year	$784

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

	December 31,
	2005	2004
Cost
Land	$918	$918
Buildings and improvements	3,823	3,718
Real estate held for future expansion	755	522
Furniture and fixtures	1,732	2,032

Total cost	7,228	7,190
Less accumulated depreciation	(2,308)	(2,375)

	$4,920	$4,815

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $12,028,000 at December 31,2005 and $13,637,000 at December 31, 2004.

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

2006	$63,238
2007	16,989
2008	6,396
2009	3,184
2010	1,371
Thereafter	360

$91,538

NOTE 6 - FEDERAL HOME LOAN ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2005	2004
Maturities January 2006 through January 2011, primarily fixed rates from 1.96% to 4.95%	$51,499	$61,871
Maturity July 2007, at a current floating rate of 1 month LIBOR +2.00% with a cap of 5.00%	2,000	2,000

Total	$53,499	$63,871

Average interest rate	3.91%	3.29%

The Company may incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $13.0 million are callable quarterly in whole or in part by the FHLB.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 133% of the outstanding advances from the FHLB.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 6 - FEDERAL HOME LOAN ADVANCES (Continued)

Maturities over the next five years and thereafter are:

2006	$14,333
2007	8,460
2008	13,115
2009	7,797
2010	1,794
Thereafter	8,000

$53,499

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $74,000, $72,000, and $71,000 for 2005, 2004, and 2003, respectively.

The Bank maintains a nonqualified supplemental executive retirement plan (“SERP”) to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits were reduced as the result of changes in the Internal Revenue Code. SERP expense was $77,000, $55,000, and $97,000 for 2005, 2004, and 2003, respectively.

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

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

During 2005, 2004, and 2003, 13,236, 13,904, and 14,573 shares of stock, with an average fair value of $30.75, $30.76, and $26.80 per share were committed to be released, resulting in ESOP compensation expense of $407,000, $428,000, and $390,000, respectively. ESOP shares increased 3,139 as of December 31, 2005 due to shares being purchased with dividends received on allocated shares. ESOP shares had been reduced by 14,146 and 0 as of December 31, 2005 and 2004, respectively, because of terminations. Shares held by the ESOP at December 31, 2005 and 2004 are as follows:

	2005	2004
Allocated shares	140,507	138,278
Unallocated shares	56,148	69,384

Total ESOP shares	196,655	207,662

Fair value of unallocated shares	$1,763	$2,130

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

A summary of the activity in the plan is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	237,447	$17.10	238,447	$17.09	207,117	$15.72
Granted	—	—	—	—	45,337	22.95
Exercised	(16,107)	15.73	(1,000)	15.44	(14,007)	15.74
Forfeited	—	—	—	—	—	—

Outstanding at end of year	221,340	17.20	237,447	17.10	238,447	17.09

Options exercisable at year end	194,138	16.39	201,177	16.05	188,346	15.72

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

At December 31, 2005, the options have a weighted average remaining life of two years. The exercise price equaled the market value on the date the options were granted. Exercise prices range from $15.44 to $22.95.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At December 31,2005, no shares have been granted.

NOTE 8 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2005, 2004, and 2003:

	2005	2004	2003
Basic earnings per share
Net income available to common stockholders	$630	$2,528	$2,250
Weighted average common shares outstanding	1,065,125	1,070,497	1,091,205

Basic earnings per share	$0.59	$2.36	$2.06

Diluted earnings per share
Net income available to common stockholders	$630	$2,528	$2,250
Weighted average common shares outstanding	1,065,125	1,070,497	1,091,205
Dilutive effect of stock options	94,100	95,510	84,468

Average common shares and dilutive potential common shares	1,159,225	1,166,007	1,175,673

Diluted earnings per share	$0.54	$2.17	$1.91

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

At year end, the Bank’s actual capital levels and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total capital (to risk-weighted assets)	$27,422	17.4%	$12,623	8.0%	$15,779	10.0%
Tier 1 (core) capital (to risk-weighted assets)	26,849	17.0	6,312	4.0	9,468	6.0
Tier 1 (core) capital (to adjusted total assets)	26,849	11.2	9,558	4.0	11,947	5.0
2004
Total capital (to risk-weighted assets)	$29,329	17.5%	$13,446	8.0%	$16,808	10.0%
Tier 1 (core) capital (to risk-weighted assets)	27,955	16.6	6,736	4.0	10,104	6.0
Tier 1 (core) capital (to adjusted total assets)	27,955	10.5	10,631	4.0	13,289	5.0

The Bank at December 31, 2005 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following:

	2005	2004	2003
Currently payable tax	$430	$1,132	$1,114
Deferred tax (benefit)	(273)	30	27

Income tax expense	$157	$1,162	$1,141

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2005, 2004, or 2003. The state of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2005		2004		2003
	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Income tax computed at the statutory rate	$268	34.0%	$1,255	34.0%	$1,153	34.0%
ESOP expense	93	11.8	98	2.6	83	2.4
Tax-exempt income	—	—	—	—	(12)	(0.4)
Bank-owned life insurance	(92)	(11.7)	(75)	(2.0)	(84)	(2.5)
Low income housing credits	(108)	(13.7)	—	—	—	—
Other items, net	(4)	(0.5)	(116)	(3.1)	1	0.1

	$157	19.9%	$1,162	31.5%	$1,141	33.6%

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 10 - INCOME TAXES (Continued)

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income, which differed from the provision charged to income. Retained earnings at December 31, 2005 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. The amount of deferred tax liabilities related to this approximates $1,121,000.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2005	2004
Deferred loan fees	$155	$182
ESOP and Supplemental Retirement Plan expense	229	206
Unrealized loss on securities held for sale	286	—
Bad debt deduction	805	467
Other	5	—

	1,480	855
Unrealized gain on securities held for sale	—	(15)
FHLB stock dividends	(602)	(518)
Depreciation	(334)	(339)
Other	—	(13)

	(936)	(885)

Net deferred tax asset (liability)	$544	$(30)

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 11 - COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk is summarized as follows at year end:

	2005	2004
Commitments to make loans (all fixed rate)	$1,274	$1,856
Unused lines of credit	4,712	4,010
Letters of credit	1,420	960
Loans in process	5,918	4,802

The loan commitments at December 31, 2005 have terms of up to 60 days and rates in the range of 6.00% to 7.75%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,193	$5,193	$13,752	$13,752
Time deposits in other financial institutions	—	—	1,087	1,087
Securities available-for-sale	50,137	50,137	59,728	59,728
Loans receivable, net	158,709	158,101	167,466	169,540
FHLB stock	9,793	9,793	11,136	11,136
Accrued interest receivable	1,058	1,058	1,185	1,185
Financial liabilities
Deposits with no fixed maturity dates	$(57,466)	$(57,466)	$(63,151)	$(63,151)
Deposits with fixed maturity dates	(91,538)	(90,901)	(102,974)	(102,697)
Securities sold under repurchase agreements	(3,222)	(3,222)	(3,369)	(3,369)
Advances from borrowers for taxes and insurance	(2,200)	(2,200)	(2,283)	(2,283)
FHLB advances	(53,499)	(52,729)	(63,871)	(64,749)
Accrued interest payable	(477)	(477)	(386)	(386)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2005 or December 31, 2004, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2005 and December 31, 2004 should not necessarily be considered to apply at subsequent dates.

NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

	2005	2004	2003
Unrealized holding losses on securities available-for-sale	$(731)	$(516)	$(181)
Reclassification adjustments for losses recorded in income	(152)	(285)	(297)

Net unrealized gains and losses	(883)	(801)	(478)
Tax effect	301	272	155

Other comprehensive loss	$(583)	$(529)	$(323)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents	$176	$997
Securities available-for-sale	653	607
Loans receivable, net	398	157
ESOP loan	707	849
Investment in bank subsidiary	27,870	28,300
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	104	—

Total assets	$29,909	$30,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$7	$4
Stockholders’ equity	29,902	30,907

Total liabilities and stockholders’ equity	$29,909	$30,911

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Operating income
Dividends from subsidiaries	$1,000	$—	$—
Gains on sales of securities	127	119	113
Interest income
Securities (including dividends)	19	33	80
Loans	22	10	17
ESOP loan	62	72	82
Interest-bearing deposits with other financial institutions	16	11	15

Total operating income	1,246	245	307
Operating expenses
Interest on borrowings	—	—	—
Other expenses	301	292	306

Total operating expenses	301	292	306

Income before income taxes and equity in undistributed earnings of subsidiaries	945	(47)	1
Income taxes	(24)	(125)	(14)

Income before equity in undistributed earnings of subsidiaries	921	78	15
Equity in undistributed earnings of bank subsidiary	(291)	2,448	2,235
Equity in undistributed earnings of real estate subsidiary	—	2	—

Net income	$630	$2,528	$2,250

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2005, 2004, and 2003

	2005	2004	2002
Cash flows from operating activities
Net income	$630	$2,528	$2,250
Adjustments to reconcile net income to net cash from operating activities
Net discount accretion	—	—	(34)
Gain on sale of securities available-for-sale	(127)	(119)	(113)
Equity in undistributed earnings of subsidiaries	291	(2,450)	(2,235)
Change in
Other assets	(104)	19	(67)
Other liabilities	23	(172)	175

Net cash from operating activities	713	(194)	(24)
Cash flows from investing activities
Purchase of securities available-for-sale	(326)	(282)	(543)
Sale of securities available-for-sale	350	873	1,444
Net change in loans receivable	(241)	(79)	(78)
Payment received on ESOP loan	142	141	141

Net cash from investing activities	(75)	653	964
Cash flows from financing activities
Stock options exercised	331	15	221
Purchase of treasury stock	(1,027)	(339)	(2,240)
Dividends paid to stockholders	(763)	(736)	(652)

Net cash from financing activities	(1,459)	(1,060)	(2,671)

Net change in cash and cash equivalents	(821)	(601)	(1,731)
Cash and cash equivalents at beginning of year	997	1,598	3,329

Cash and cash equivalents at end of year	$176	$997	$1,598

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(Table amounts in thousands, except share and per share data)

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2005
First quarter	$3,270	$1,871	$300	$.28	$.26
Second quarter	3,376	1,929	394	.37	.34
Third quarter	3,269	1,803	168	.16	.15
Fourth quarter	3,350	1,836	(232)	(.22)	(.20)
2004
First quarter	$3,482	$2,213	$664	$.62	$.57
Second quarter	3,342	2,066	564	.53	.48
Third quarter	3,436	2,101	642	.60	.55
Fourth quarter	3,429	2,032	658	.61	.57

The third and fourth quarters of 2005 were impacted by a provision for loan losses of $317,000 and $680,000 respectively. These provisions were recorded to establish specific reserves on impaired loans. No provision for loan losses was recorded during the first or second quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April 2006.

PARK BANCORP, INC.

By:	/s/ David A. Remijas
David A. Remijas Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Remijas David A. Remijas	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	April 7, 2006

/s/ Steven J. Pokrak Steven J. Pokrak	Treasurer, Chief Financial Officer (principal financial and accounting officer), and Corporate Secretary	April 7, 2006

/s/ Richard J. Remijas, Jr. Richard J. Remijas, Jr.	Executive Vice President, Chief Operating Officer, and Director	April 7, 2006

/s/ Robert W. Krug Robert W. Krug	Director	April 7, 2006

/s/ John J. Murphy John J. Murphy	Director	April 7, 2006

/s/ Victor H. Reyes Victor H. Reyes	Director	April 7, 2006

/s/ Paul Shukis Paul Shukis	Director	April 7, 2006

PARK BANCORP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Park Bancorp, Inc.

Form 10-K for Fiscal Year Ended

December 31, 2005

3.1		Certificate of Incorporation of Park Bancorp, Inc. (“Park Bancorp”) (incorporated by reference to Exhibit 3.1 to Park Bancorp’s Registration Statement No. 333-4380)

3.2		Bylaws of Park Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Park Bancorp’s Registration Statement No. 333-4380)

3.3		Federal Stock Charter and Bylaws of Park Federal Savings Bank (incorporated by reference to Exhibit 2.1 to Park Bancorp’s Registration Statement No. 333-4380)

4.1		Stock Certificate of Park Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.1	*	Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.2	*	ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp’s Registration Statement No. 333-4380)

10.3	*	Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp’s Registration Statement No. 333-4380)

10.4	*	Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp’s Registration Statement No. 333-4380)

10.5	*	Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp’s Registration Statement No. 333-4380)

10.6	*	Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp’s Registration Statement No. 333-33103)

10.7	*	Park Bancorp, Inc. 2003 Incentive Plan (incorporated by reference to Appendix A of Park Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders in 2003)

23.0		Consent of Independent Auditors

31.1		Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2		Rule 13(a)-14(a) Certification (Chief Financial Officer)

32.1		Section 1350 Certification (Chief Executive Officer)

32.2		Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.