Form 10-Q
period 2006-03-31
PARK BANCORP INC
filed 2006-05-15
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes          x            No

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                      Accelerated filer                        Non-accelerated filer              X

As of May 5, 2006, the Registrant had outstanding 1,125,275 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$3,548	$4,530
Federal funds sold	3,954	—
Interest-bearing deposit accounts in other financial institutions	1,718	663

Total cash and cash equivalents	9,220	5,193
Securities available-for-sale	47,510	50,137
Loans receivable, net	157,223	158,709
Federal Home Loan Bank stock	9,793	9,793
Premises and equipment, net	4,867	4,920
Accrued interest receivable	1,007	1,058
Bank-owned life insurance	7,185	7,119
Real estate owned	1,066	132
Other assets	1,850	2,407

Total assets	$239,721	$239,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,825	$6,525
Interest bearing deposits	141,647	142,479

Total deposits	148,472	149,004
Securities sold under repurchase agreements	3,222	3,222
Advances from borrowers for taxes and insurance	1,734	2,200
Federal Home Loan Bank advances	54,713	53,499
Accrued interest payable	580	477
Other liabilities	1,161	1,164

Total liabilities	209,882	209,566
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,750,245 shares	27	27
Additional paid-in capital	28,508	28,424
Retained earnings	30,572	30,664
Treasury stock at cost – 1,624,970 shares, at cost	(28,097)	(28,097)
Unearned ESOP shares	(530)	(561)
Accumulated other comprehensive loss	(641)	(555)

Total stockholders’ equity	29,839	29,902

Total liabilities and stockholders’ equity	$239,721	$239,468

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans receivable	$2,494	$2,439
Securities	574	738
Other interest-bearing deposits	61	93

Total	3,129	3,270
Interest expense
Deposits	992	856
Federal Home Loan Bank advances and other borrowings	570	543

Total	1,562	1,399

Net interest income	1,567	1,871
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,567	1,871
Noninterest income
Service fee income	64	72
Earnings on bank-owned life insurance	66	49
Other operating income	101	9

Total noninterest income	231	130
Noninterest expense
Compensation and benefits	1,009	993
Occupancy and equipment expense	243	191
Other operating expenses	440	361

Total noninterest expense	1,692	1,545

Income before income taxes	106	456
Income tax expense	7	156

Net income	$99	$300

Basic earnings per share	$.09	$.28
Diluted earnings per share	$.08	$.26

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99	$300
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	23	23
Earnings on bank-owned life insurance, net	(66)	(49)
Depreciation	105	105
Gain on sale of real estate development	(83)	—
ESOP compensation expense	109	99
Stock option expense	6	—
FHLB stock dividends	—	(173)
Net change in:
Accrued interest receivable	51	115
Accrued interest payable	103	41
Other assets	(1,015)	(130)
Other liabilities	(3)	(53)

Net cash from operating activities	(671)	278
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	1,486	5,398
Purchase of securities available for sale	(1,000)	(1,626)
Maturities and calls of securities available-for-sale	2,000	—
Principal repayments on mortgage-backed securities	1,538	2,158
Proceeds from sale of real estate development	703	—
Purchase of premises and equipment	(52)	(185)

Net cash from investing activities	4,675	5,745
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(532)	(4,194)
Net change in repurchase agreements	—	(51)
Net change in advances from borrowers for taxes and insurance	(466)	(443)
Federal Home Loan Bank advances	4,878	2,615
Repayments of Federal Home Loan Bank Advances	(3,664)	(4,317)
Stock options exercised	—	32
Purchase of treasury stock	—	(94)
Dividends paid	(191)	(193)

Net cash from financing activities	23	(6,645)

Net change in cash and cash equivalents	4,027	(622)
Cash and cash equivalents at beginning of period	5,193	13,752

Cash and cash equivalents at end of period	$9,220	$13,130

Supplemental disclosures of cash flow information
Transfer to real estate owned	$934	—

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2006 and 2005

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2005
Balance at January 1, 2005	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907
Net income	—	—	300	—	—	—	300
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(317)	(317)

Total comprehensive loss							(17)

Exercise of 2,100 stock options	—	32	—	—	—	—	32
Purchase of 3,000 shares of treasury stock	—	—	—	(94)	—	—	(94)
Dividends declared	—	—	(193)	—	—	—	(193)
ESOP shares earned	—	66	—	—	33	—	99

Balance at March 31, 2005	$27	$27,917	$30,904	$(27,164)	$(661)	$(289)	$30,734

2006
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902
Net income	—	—	99	—	—	—	99
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(86)	(86)

Total comprehensive income							13

Stock based compensation		6					6
Dividends declared	—	—	(191)	—	—	—	(191)
ESOP shares earned	—	78	—	—	31	—	109

Balance at March 31, 2006	$27	$28,508	$30,572	$(28,097)	$(530)	$(641)	$29,839

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(table amounts in thousands of dollars, except share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

5.

Note 2—Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005.

	2006	2005
Basic earnings per share
Net income as reported	$99	$300
Weighted average common shares outstanding	1,070,698	1,074,285

Basic earnings per share	$.09	$.28

Diluted earnings per share
Net income as reported	$99	$300
Weighted average common shares outstanding	1,070,698	1,074,285
Dilutive effect of stock options	100,553	96,189

Average common shares and dilutive potential common shares	1,171,251	1,170,474

Diluted earnings per share	$.08	$.26

6.

Note 3 – Stock Based Compensation

Prior to 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized in the financial statements for employee stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards (“Statement”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. Those models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25 “Accounting for Stock Issued to Employees”.

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in compensation expense of $6,000 for the first quarter ended March 31, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. If compensation expense for the Company’s stock-based awards had been determined under the requirements of Statement 123R, noninterest expense would have been increased by $6,000 for the first quarter ended March 31, 2005.

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At March 31, 2006, no shares have been granted under this plan.

7.

A summary of the activity in the plan is as follows:

	2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	221,340	$17.20
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	221,340	$17.20	$3,940,000

Options exercisable at end of period	203,205	$16.39	$3,782,000

Options outstanding at March 31, 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$15 - $16	176,003	1.2 years	$15.72	176,003	$15.72
$22 - $23	45,337	6.8 years	$22.95	27,202	$22.95

Outstanding at year end	221,340			203,205

A summary of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 are presented below:

	2006
	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	27,202	$2.66

Granted	—	—
Vested	(9,067)	$2.66
Forfeited	—	—

Nonvested at end of period	18,135	$2.66

8.

As of March 31, 2006 there was $42,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over 1.8 years. The total fair value of shares vested during the quarters ended March 31, 2005 and 2006 was $6,000.

2005
Net income as reported	$300
Deduct: Stock-based compensation expense
Determined under fair value based method	(4)

Pro forma net income	296
Basic earnings per share as reported	.28
Pro forma basic earnings per share	.28
Diluted earnings per share as reported	.26
Pro forma diluted earnings per share	.25

9.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at March 31, 2006 to its financial condition at December 31, 2005 and the results of operations for the three months ended March 31, 2006 to the same period in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2006 were $239.7 million compared to $239.5 million at December 31, 2005, an increase of $253,000.

The allowance for loan losses was $1.4 million at March 31, 2006 and $2.4 million at December 31, 2005. Non-performing assets were $4.0 million at March 31, 2006 and $4.9 million at December 31, 2005, respectively.

Total liabilities at March 31, 2006 were $209.9 million compared to $209.6 million at December 31, 2005, an increase of $316,000.

Stockholders’ equity was $29.8 million at March 31, 2006 and $29.9 million at December 31, 2005.

RESULTS OF OPERATIONS

Net income decreased to $99,000 for the quarter ended March 31, 2006 from $300,000 for the quarter ended March 31, 2005.

Net interest income was $1.6 million for the three months ended March 31, 2006 compared to $1.9 million for the same quarter in 2005. The net interest margin decreased to 2.85% for the 2006 period from 3.02% for the 2005 period. This was largely due to a decrease in the spread to 2.65% for the 2006 period from 2.87% for the 2005 period. The average yield on earning assets increased to 5.69% for the quarter ended March 31, 2006 from 5.29% for the 2005 period. The average cost of funds increased to 3.04% for the quarter ended March 31, 2006 from 2.42% for the quarter ended March 31, 2005.

10.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There were no provision for loan losses recorded for the quarters ended March 31, 2006 and 2005.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2006 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Nonperforming assets decreased as a result of foreclosure on a property securing a loan. The loan had a reserve of $926,000 as of December 31, 2005. The property is reported as real estate owned and included in nonperforming assets in the amount of $931,000 as of March 31, 2006.

Noninterest income increased to $231,000 for the quarter ended March 31, 2006 from $130,000 for the quarter ended March 31, 2005. The real estate development subsidiary realized an $83,000 gain on the sale of a real estate project during the quarter ended March 31, 2006. The earnings on bank owned life insurance increased as a result of addition insurance policies issued after the quarter ended March 31, 2005.

Noninterest expense increased to $1.7 million for the quarter ended March 31, 2006 from $1.5 million for the corresponding three month period in 2005. The change was due to increases in occupancy and regulatory costs and losses from a limited partnership.

The Company’s federal income tax expense was $7,000 for the three-month period ended March 31, 2006 compared to $156,000 for the three-month period ended March 31, 2005. The change in income tax was attributable to the decrease in income before income taxes and tax credits of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 37% at March 31, 2006.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(671,000) and $278,000 in 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed

11.

securities. Net cash from investing activities were $4.7 million and $5.7 million in 2006 and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $23,000 and $(6.6) million in 2006 and 2005, respectively.

At March 31, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $27.7 million, or 11.6% of adjusted total assets, which is above the required level of $9.5 million, or 4.0%; and total risk-based capital of $28.2 million, or 17.4% of risk-weighted assets, which is above the required level of $13.0 million, or 8.0%. The Bank at March 31, 2006 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2006, the Bank had outstanding commitments to originate mortgage loans of $2.1 million, and $1.4 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2006 totaled $63.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2005, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (24)% and would result in a $8.5 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

12.

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

Management has not yet completed the computation of NPV as of March 31, 2006 but estimates that the results would not be materially different than those presented above.

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

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006, because of the material weaknesses disclosed in the Company’s 2005 Annual Report on Form 10-K, which is further discussed below.

13.

A material weakness is significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

The Company did not properly apply generally accepted accounting principles regarding certain transactions. The Company believes it is addressing the deficiency by considering the redesign of the process for identifying and measuring impaired loans. Since the deficiency was identified in March 2006, the Company has not had sufficient opportunity to remediate this deficiency by March 31, 2006.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of March 31, 2006, the Company’s internal control over financial reporting was not effective.

14.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in the Company’s 2005 Annual Report on Form 10-K.

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

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

15.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: May 15, 2006	/s/ David A. Remijas
David A. Remijas President and Chief Executive Officer

Date: May 15, 2006	/s/ Steven J. Pokrak
Steven J. Pokrak Treasurer and Chief Financial Officer

16.