Form 10-Q
period 2006-06-30
PARK BANCORP INC
filed 2006-08-11
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

As of July 31, 2006, the Registrant had outstanding 1,114,725 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$2,984	$4,530
Federal funds sold	7,573	—
Interest-bearing deposit accounts in other financial institutions	3,205	663

Total cash and cash equivalents	13,762	5,193

Securities available-for-sale	45,817	50,137
Loans receivable, net	153,149	158,709
Federal Home Loan Bank stock	6,862	9,793
Premises and equipment, net	4,921	4,920
Accrued interest receivable	1,005	1,058
Bank-owned life insurance	7,254	7,119
Real estate owned	931	132
Other assets	1,929	2,407

Total assets	$235,630	$239,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$5,359	$6,525
Interest bearing deposits	143,527	142,479

Total deposits	148,886	149,004

Securities sold under repurchase agreements	3,222	3,222
Advances from borrowers for taxes and insurance	2,161	2,200
Federal Home Loan Bank advances	50,044	53,499
Accrued interest payable	545	477
Other liabilities	1,091	1,164

Total liabilities	205,949	209,566

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,750,245 shares	27	27
Additional paid-in capital	28,582	28,424
Retained earnings	30,450	30,664
Treasury stock at cost – 1,627,470 and 1,624,970 shares, at cost	(28,178)	(28,097)
Unearned ESOP shares	(498)	(561)
Accumulated other comprehensive loss	(702)	(555)

Total stockholders’ equity	29,681	29,902

Total liabilities and stockholders’ equity	$235,630	$239,468

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans receivable	$2,458	$2,618	$4,952	$5,057
Securities	559	700	1,133	1,438
Other interest-bearing deposits	80	58	141	151

Total	3,097	3,376	6,226	6,646

Interest expense
Deposits	1,045	862	2,037	1,718
Federal Home Loan Bank advances and other borrowings	563	585	1,133	1,128

Total	1,608	1,447	3,170	2,846

Net interest income	1,489	1,929	3,056	3,800
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,489	1,929	3,056	3,800

Noninterest income
Gain on sale of securities	—	24	—	24
Service fee income	58	63	122	135
Earnings on bank-owned life insurance	69	87	135	137
Other operating income	3	9	104	17

Total noninterest income	130	183	361	313

Noninterest expense
Compensation and benefits	890	931	1,899	1,924
Occupancy and equipment expense	204	180	447	371
Other operating expenses	458	411	898	772

Total noninterest expense	1,552	1,522	3,244	3,067

Income before income taxes	67	590	173	1,046

Income tax expense	(4)	196	3	352

Net income	$71	$394	$170	$694

Basic earnings per share	$.07	$.37	$.16	$.65
Diluted earnings per share	$.06	$.34	$.15	$.60
Comprehensive income	$10	$547	$23	$530

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170	$694
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	33	56
Gain on sale of securities available-for-sale	—	(24)
Earnings on bank-owned life insurance, net	(135)	(137)
Depreciation expense	188	210
ESOP compensation expense	209	200
FHLB stock dividends	—	(325)
Net change in:
Accrued interest receivable	53	130
Accrued interest payable	68	70
Other assets	(934)	(106)
Other liabilities	(73)	229

Net cash from operating activities	(421)	997

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	5,560	3,365
Purchase of securities available for sale	(2,000)	(2,882)
Maturities and calls of securities available-for-sale	3,000	—
Principal repayments on mortgage-backed securities	3,062	5,141
Proceeds from sales of securities available-for-sale	—	1,024
Maturity of time deposits with other financial institutions	—	1,087
Sale of Federal Home Loan Bank stock	2,931	1,500
Purchase of premises and equipment	(189)	(380)
Proceeds from sale of real estate development	703	—

Net cash from investing activities	13,067	8,855

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(118)	(6,300)
Net change in repurchase agreements	—	(151)
Net change in advances from borrowers for taxes and insurance	(39)	(28)
Federal Home Loan Bank advances	4,878	3,814
Repayments of Federal Home Loan Bank Advances	(8,333)	(7,929)
Stock options exercised	—	32
Purchase of treasury stock	(81)	(680)
Dividends paid	(384)	(382)

Net cash from financing activities	(4,077)	(11,624)

Net change in cash and cash equivalents	8,569	(1,772)
Cash and cash equivalents at beginning of period	5,193	13,752

Cash and cash equivalents at end of period	$13,762	$11,980

Supplemental disclosures of cash flow information Transfer to real estate owned	$934	—

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2006 and 2005

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2005
Balance at January 1, 2005	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907
Net income	—	—	694	—	—	—	694
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(164)	(164)

Total comprehensive income							530

Exercise of 2,100 stock options	—	32	—	—	—	—	32
Purchase of 21,000 shares of treasury stock	—	—	—	(680)	—	—	(680)
Dividends paid	—	—	(382)	—	—	—	(382)
ESOP shares earned	—	134	—	—	66	—	200

Balance at June 30, 2005	$27	$27,985	$31,109	$(27,750)	$(628)	$(136)	$30,607

2006
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902
Net income	—	—	170	—	—	—	170
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(147)	(147)

Total comprehensive loss							23

Purchase of 2,500 shares of treasury stock	—	—	—	(81)	—	—	(81)
Stock based compensation	—	12	—	—	—	—	12
Dividends paid	—	—	(384)	—	—	—	(384)
ESOP shares earned	—	146	—	—	63	—	209

Balance at June 30, 2006	$27	$28,582	$30,450	$(28,178)	$(498)	$(702)	$29,681

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of June 30, 2006 and December 31, 2005 and for the three-month and six-month periods ended June 30, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

5.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005.

	2006		2005
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Basic earnings per share	$71	$170	$394	$694
Net income as reported
Weighted average common shares outstanding	1,073,480	1,072,097	1,062,141	1,068,213

Basic earnings per share	$.07	$.16	$.37	$.65

Diluted earnings per share
Net income as reported	$71	$170	$394	$694

Weighted average common shares outstanding	1,073,480	1,072,097	1,062,141	1,068,213
Dilutive effect of stock options	97,829	97,795	94,607	95,638

Weighted average common shares and dilutive potential common shares	1,171,309	1,169,892	1,156,748	1,163,851

Diluted earnings per share	$.06	$.15	$.34	$.60

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

6.

will be remeasured each reporting period. Statement 123R replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25 “Accounting for Stock Issued to Employees”.

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in compensation expense of $12,000 for the six month ended June 30, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. If compensation expense for the Company’s stock-based awards had been determined under the requirements of Statement 123R, noninterest expense would have been increased by $12,000 for the six months ended June 30, 2005.

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At June 30, 2006, no shares have been granted under this plan.

A summary of the activity in the plan is as follows:

	2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	221,340	$17.20

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	221,340	$17.20	$3,245,000

Options exercisable at end of period	203,205	$16.69	$3,083,000

7.

Options outstanding at June 30, 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$15 - $16	176,003	.9 years	$15.72	176,003	$15.72
$22 - $23	45,337	6.5 years	$22.95	27,202	$22.95

Outstanding at year end	221,340			203,205

A summary of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below:

	2006
	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	27,202	$2.66
Granted	—	—
Vested	(9,067)	$2.66
Forfeited	—	—

Nonvested at end of period	18,135	$2.66

As of June 30, 2006 there was $36,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over 1.5 years. The total fair value of shares vested during the six months ended June 30, 2005 and 2006 was $6,000.

	2005
	Three Months Ended June 30	Six Months Ended June 30
Net income as reported	$394	$694
Deduct: Stock-based compensation expense Determined under fair value based method	(4)	(8)

Pro forma net income	390	686

Basic earnings per share as reported	.37	.65
Pro forma basic earnings per share	.37	.64

Diluted earnings per share as reported	.34	.60
Pro forma diluted earnings per share	.34	.59

8.

Note 4 – Recently Issues Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at June 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three months ended June 30, 2006 to the same period in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2006 were $235.6 million compared to $239.5 million at December 31, 2005, a decrease of $3.9 million.

The allowance for loan losses was $1.4 million at June 30, 2006 and $2.4 million at December 31, 2005. Non-performing assets were $3.7 million at June 30, 2006 and $4.9 million at December 31, 2005, respectively.

Total liabilities at June 30, 2006 were $205.9 million compared to $209.6 million at December 31, 2005, a decrease of $3.6 million.

Stockholders’ equity was $29.7 million at June 30, 2006 and $29.9 million at December 31, 2005.

RESULTS OF OPERATIONS

Net income decreased to $71,000 for the quarter ended June 30, 2006 from $394,000 for the quarter ended June 30, 2005.

Net interest income was $1.5 million for the three months ended June 30, 2006 compared to $1.9 million for the same quarter in 2005. The net interest margin decreased to 2.73% for the 2006 period from 3.22% for the 2005 period. This was largely due to a decrease in the spread to 2.52% for the 2006 period from 3.06% for the 2005 period. The average yield on earning assets increased to 5.69% for the quarter ended June 30, 2006 from 5.63% for the 2005 period. The average cost of funds increased to 3.17% for the quarter ended June 30, 2006 from 2.57% for the quarter ended June 30, 2005.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for loan losses recorded for the quarters ended June 30, 2006 and 2005.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2006 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

10.

Noninterest income decreased to $130,000 for the quarter ended June 30, 2006 from $183,000 for the quarter ended June 30, 2005. The change was due to a decrease in gains on sale of securities and a decrease in earnings from bank owned life insurance in 2006 as compared to 2005.

Noninterest expense increased to $1.6 million for the quarter ended June 30, 2006 from $1.5 million for the corresponding three month period in 2005. The change was primarily due to legal expense on non-performing assets and losses from a limited partnership.

The Company’s federal income tax benefit was $4,000 for the three-month period ended June 30, 2006 compared to an expense of $196,000 for the three-month period ended June 30, 2005. The change in income tax was attributable to the decrease in income before income taxes and tax credits of $22,000 for the three-month period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 31% at June 30, 2006.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(421,000) and $997,000 in 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $13.1 million and $8.9 million in 2006 and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(4.1) million and $(11.6) million in 2006 and 2005, respectively.

At June 30, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.4 million, or 11.9% of adjusted total assets, which is above the required level of $9.4 million, or 4.0%; and total risk-based capital of $28.4 million, or 18.0% of risk-weighted assets, which is above the required level of $12.6 million, or 8.0%. The Bank at June 30, 2006 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At June 30, 2006, the Bank had outstanding commitments to originate mortgage loans of $3.1 million, and $1.0 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2006 totaled $63.6 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

11.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2006, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (26)% and would result in a $8.8 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2006, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$20,907	$(13,104)	(39)%	9.28%	(472) bp
+ 200 bp	25,254	(8,757)	(26)	10.93	(307) bp
+ 100 bp	29,784	(4,227)	(12)	12.57	(143) bp
0 bp	34,011	—	—	14.00	—
- 100 bp	36,953	2,942	9	14.92	92 bp
- 200 bp	37,767	3,756	11	15.06	106 bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

12.

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

Management has not yet completed the computation of NPV as of June 30, 2006 but estimates that the results would not be materially different than those presented above.

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

As mentioned in the March 31, 2006 Form 10Q and 2005 Form 10-K, the Company had a material weakness resulting from improper application of generally accepted accounting principles for certain transactions, which was identified during the December 31, 2005 audit. During the second quarter of 2006, the Company implemented new controls and procedures that are designed to ensure the proper application of generally accepted accounting principles. These controls and procedures include the engagement of an independent firm to provide loan review services, amendments to the Bank’s loan policy, enhancements to the loan underwriting process and revisions to the loan approval process.

Based on the Company’s new controls and procedures, the Company has had sufficient remediation of the material weakness previously identified. The new controls and procedures will properly address the material weakness identified. The internal controls over financial reporting were operating effectively as of June 30, 2006. Therefore, management has determined that there is no material weakness in the Company’s internal control over financial reporting as of June 30, 2006. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its system of internal control over financial reporting.

During the six months ended June 30, 2006, except as noted above there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in the Company’s 2005 Annual Report on Form 10K.

13.

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

14.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: August 11, 2006	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: August 11, 2006	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

15.