Form 10-Q
period 2006-09-30
PARK BANCORP INC
filed 2006-11-14
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2006, the Registrant had outstanding 1,114,725 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$2,898	$4,530
Federal funds sold	2,459	—
Interest-bearing deposit accounts in other financial institutions	1,861	663

Total cash and cash equivalents	7,218	5,193

Securities available-for-sale	43,969	50,137
Loans receivable, net	150,946	158,709
Federal Home Loan Bank stock	6,862	9,793
Premises and equipment, net	4,977	4,920
Accrued interest receivable	1,046	1,058
Bank-owned life insurance	7,326	7,119
Real estate owned	2,261	132
Other assets	1,786	2,407

Total assets	$226,391	$239,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,390	$6,525
Interest bearing deposits	137,855	142,479

Total deposits	144,245	149,004

Securities sold under repurchase agreements	3,222	3,222
Advances from borrowers for taxes and insurance	1,234	2,200
Borrowings	46,608	53,499
Accrued interest payable	533	477
Other liabilities	1,174	1,164

Total liabilities	197,016	209,566

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,751,495 and 2,750,245 shares	27	27
Additional paid-in capital	28,687	28,424
Retained earnings	30,060	30,664
Treasury stock at cost – 1,636,770 and 1,624,970 shares, at cost	(28,483)	(28,097)
Unearned ESOP shares	(467)	(561)
Accumulated other comprehensive loss	(449)	(555)

Total stockholders’ equity	29,375	29,902

Total liabilities and stockholders’ equity	$226,391	$239,468

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans receivable	$2,460	$2,552	$7,412	$7,609
Securities	570	669	1,703	2,107
Other interest-bearing deposits	65	48	206	199

Total	3,095	3,269	9,321	9,915

Interest expense
Deposits	1,100	905	3,137	2,623
Borrowings	511	561	1,644	1,689

Total	1,611	1,466	4,781	4,312

Net interest income	1,484	1,803	4,540	5,603

Provision for loan losses	249	317	249	317

Net interest income after provision for loan losses	1,235	1,486	4,291	5,286

Noninterest income
Gain on sale of securities available-for-sale	—	128	—	152
Service fee income	66	77	188	212
Earnings on bank-owned life insurance	72	64	207	201
Other operating income	21	5	125	22

Total noninterest income	159	274	520	587

Noninterest expense
Compensation and benefits	857	966	2,756	2,890
Occupancy and equipment expense	161	259	608	630
REO expense	245	—	329	—
Other operating expenses	444	401	1,258	1,173

Total noninterest expense	1,707	1,626	4,951	4,693

Income loss before income taxes	(313)	134	(140)	1,180

Income tax expense (benefit)	(115)	(34)	(112)	318

Net income (loss)	$(198)	$168	$(28)	$862

Basic earnings (loss) per share	$(.19)	$.16	$(.03)	$.81
Diluted earnings (loss) per share	$(.19)	$.15	$(.03)	$.74
Comprehensive income (loss)	$55	$(104)	$78	$426

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28)	$862
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	40	86
Gain on sale of securities available-for-sale	—	(152)
Provision for loan loss	249	317
Earnings on bank-owned life insurance, net	(207)	(201)
Depreciation expense	284	315
ESOP compensation expense	314	302
Federal Home Loan Bank stock dividends	—	(465)
Net change in:
Accrued interest receivable	12	121
Accrued interest payable	56	207
Other assets	(2,275)	412
Other liabilities	10	173

Net cash from operating activities	(1,545)	1,997

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	7,514	5,552
Purchase of securities available for sale	(4,313)	(2,836)
Maturities and calls of securities available-for-sale	6,000	—
Principal repayments on mortgage-backed securities	4,611	7,917
Proceeds from sales of securities available-for-sale	—	1,374
Maturity of time deposits with other financial institutions	—	1,087
Sale of Federal Home Loan Bank stock	2,931	1,901
Purchase of premises and equipment	(341)	(503)
Purchase of bank-owned life insurance	—	(1,000)
Proceeds from sale of real estate development	703	—

Net cash from investing activities	17,105	13,492

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,759)	(9,821)
Net change in repurchase agreements	—	(151)
Net change in advances from borrowers for taxes and insurance	(966)	406
Proceeds from borrowings	18,442	4,975
Repayments of borrowings	(25,333)	(14,754)
Dividends paid	(576)	(574)
Stock options exercised	25	40
Stock based compensation expense	18	—
Purchase of treasury stock	(386)	(815)

Net cash from financing activities	(13,535)	(20,694)

Net change in cash and cash equivalents	2,025	(5,225)
Cash and cash equivalents at beginning of period	5,193	13,752

Cash and cash equivalents at end of period	$7,218	$8,527

Supplemental disclosures of cash flow information Transfer to real estate owned	$2,052	—

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2006 and 2005

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2005
Balance at January 1, 2005	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907
Net income	—	—	862	—	—	—	862
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(436)	(436)

Total comprehensive income							426
Exercise of 2,600 stock options	—	40	—	—	—	—	40
Purchase of 25,835 shares of treasury stock	—	—	—	(815)	—	—	(815)
Dividends paid	—	—	(573)	—	—	—	(573)
ESOP shares earned	—	203	—	—	99	—	302

Balance at September 30, 2005	$27	$28,062	$31,086	$(27,885)	$(595)	$(408)	$30,287

2006
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902
Net (loss)	—	—	(28)	—	—	—	(28)
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	106	106

Total comprehensive loss							78
Exercise of 1,250 stock options	—	25	—	—	—	—	25
Purchase of 11,800 shares of treasury stock	—	—	—	(386)	—	—	(386)
Stock based compensation	—	18	—	—	—	—	18
Dividends paid	—	—	(576)	—	—	—	(576)
ESOP shares earned	—	220	—	—	94	—	314

Balance at September 30, 2006	$27	$28,687	$30,060	$(28,483)	$(467)	$(449)	$29,375

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of September 30, 2006 and December 31, 2005 and for the three-month and nine-month periods ended September 30, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

5.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005.

	2006		2005
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Basic earnings (loss) per share
Net income (loss) as reported	$(198)	$(28)	$168	$862
Weighted average common shares outstanding	1,068,703	1,070,953	1,060,078	1,065,449

Basic earnings (loss) per share	$(.19)	$(.03)	$.16	$.81

Diluted earnings (loss) per share
Net income (loss) as reported	$(198)	$(28)	$168	$862
Weighted average common shares outstanding	1,068,703	1,070,953	1,060,078	1,065,449
Dilutive effect of stock options	85,669	85,889	93,204	94,910

Weighted average common shares and dilutive potential common shares	1,154,372	1,156,842	1,153,282	1,160,411

Diluted earnings (loss) per share	$(.19)	$(.03)	$.15	$.74

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

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in compensation expense of $18,000 for the nine month ended September 30, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. If compensation expense for the Company’s stock-based awards had been determined under the requirements of Statement 123R, noninterest expense would have been increased by $18,000 for the nine months ended September 30, 2005.

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At September 30, 2006, no shares have been granted under this plan.

7.

A summary of the activity in the plan is as follows:

	2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	221,340	$17.20

Granted	—	—
Exercised	(1,250)	19.95
Forfeited	—	—

Outstanding at end of period	220,090	$17.18	$3,638,000

Options exercisable at end of period	201,955	$16.67	$3,441,000

Options outstanding at September 30, 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$15 - $16	175,503	.7 years	$15.72	175,503	$15.72
$22 - $23	44,587	6.3 years	$22.95	26,452	$22.95

Outstanding at year end	220,090			201,955

A summary of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below:

	2006
	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	27,202	$2.66

Granted	—	—
Vested	(9,067)	$2.66
Forfeited	—	—

Nonvested at end of period	18,135	$2.66

8.

As of September 30, 2006, there was $30,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2005 and 2006 was $18,000. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The following table presents the Company’s pro forma net income and earnings per common share for the three and nine months ended September 30, 2005 as if the Company had applied the requirements of Statement 123R:

	2005
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Net income as reported	$168	$862
Deduct: Stock-based compensation expense Determined under fair value based method	(4)	(12)

Pro forma net income	164	850

Basic earnings per share as reported	$.16	$.81
Pro forma basic earnings per share	.15	.80

Diluted earnings per share as reported	.15	.74
Pro forma diluted earnings per share	.14	.73

9.

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses follows:

	2006	2007
Beginning balance	$2,368	$1,373
Provision for loan losses	249	317
Recoveries	—	—
Loans charged off	(2,054)	—

Ending balance	$563	$1,690

The Company had impaired loans totaling $0 and $4,289 at September 30, 2006 and 2005, respectively. An allowance of $0 and $1,115 has been designated for these loans at September 30, 2006 and 2005, respectively.

Nonperforming loans were as follows:

	September 30,
	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	363	7,001

Note 5 – Recently-Issued Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2006 were $226.4 million compared to $239.5 million at December 31, 2005, a decrease of $13.1 million. During the nine months ended September 30, 2006, loans receivable decreased by $7.8 million, securities decreased $6.2 million and FHLB stock redemption of $2.9 million, offset by an increase in total cash and cash equivalents of $3.0 million. The change in loans receivable was due to $4.3 million in foreclosed loans and the reduction of principal in participation loans.

The allowance for loan losses was $563,000 at September 30, 2006 and $2.4 million at December 31, 2005, respectively. Non-performing assets were $2.6 million and $4.9 million at September 30, 2006 and December 31, 2005, respectively.

Total liabilities at September 30, 2006 were $197.0 million compared to $209.6 million at December 31, 2005, a decrease of $12.6 million. This was primarily due to a decrease in deposits of $4.8 million and a decrease in borrowings of $6.9 million.

Stockholders’ equity at September 30, 2006 was $29.4 million compared to $29.9 million at December 31, 2005. The decrease was primarily attributable to net loss, the repurchase of 11,800 shares of common stock at an average price of $32.71, and dividends paid offset by unrealized gains on securities available for sale. 21,234 shares have been repurchased in the current 50,000 share repurchase plan.

RESULTS OF OPERATIONS

Net loss was ($198,000) for the quarter ended September 30, 2006 compared to net income of $168,000 for the quarter ended September 30, 2005. Net loss was ($28,000) for the nine months ended September 30, 2006 compared to net income of $862,000 for the nine months ended September 30, 2005.

Net interest income before provision for loan losses was $1.5 million for the three months ended September 30, 2006 compared to $1.8 million for the same quarter in 2005. The provision for loan loss was $249,000 for the three months ended September 30, 2006 compared to $317,000 for the same quarter in 2005. Net interest income before provision for loan losses was $4.5 million for the nine months ended September 30, 2006 compared to $5.6 million for the same period in 2005. The provision for loan loss was $249,000 for the nine months ended September 30, 2006 compared to $317,000 for the same period in 2005. The net interest margin decreased to 2.82% for the three months ended September 30, 2006 from 3.09% for the 2005 quarter. The net interest margin decreased to 2.81% for the nine months ended September 30, 2006 compared to 3.11% for the same period in 2005. The average yield on earning assets increased to 5.88% for the three months ended September 30, 2006 compared to 5.61% for the same period in 2005. The average yield on earning assets increased to 5.76% for the nine month ended September 30, 2006 compared to 5.50% for the same period in 2005. Average interest-earning assets for the three months ended September 30, 2006 were $210.6 million compared to $233.3 million for the same period in 2005, a decrease of $22.7 million. Average interest-earning assets for the nine months ended September 30, 2006 were $215.7 million compared to $240.2 million for the same period in 2005, a decrease of $24.5 million. The average cost of funds increased to 3.17% for the nine

11.

months ended September 30, 2006 compared to 2.56% for the same period in 2005. Average interest-bearing liabilities for the three months ended September 30, 2006 were $196.6 million compared to $217.5 million for the same period in 2005, a decrease of $20.9 million. Average interest-bearing liabilities for the nine months ended September 30, 2006 were $201.2 million compared to $224.5 million for the same period in 2005, a decrease of $23.3 million.

12.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There were a provision for loan losses of $249,000 for the quarter ended September 30, 2006 and $317,000 for the quarter ended September 30, 2005.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2006 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Nonperforming assets and the allowance for loan losses decreased as a result of 3 foreclosures during the year. In the first quarter, the Company foreclosed on a condominium conversion loan of $1.9 million and a loan loss reserve of $926,000. The property is reported as real estate owned and included in nonperforming assets in the amount of $931,000 as of September 30, 2006. In the third quarter, the Company foreclosed on a commercial loan of $936,000 and a loan loss reserve of $271,000. A current appraisal of the property indicated an additional $166,000 would be added to the loan loss reserve. The property is reported as real estate owned and included in nonperforming assets in the amount of $499,000 as of September 30, 2006. Also in the third quarter, the Company foreclosed on a condominium conversion loan of $1.5 million and a loan loss reserve of $597,000. A current appraisal indicated an additional $83,000 would be added to the loan loss reserve. The property is reported as real estate owned and included in nonperforming assets in the amount of $831,000 as of September 30, 2006.

Noninterest income decreased to $159,000 for the quarter ended September 30, 2006 from $274,000 for the quarter ended September 30, 2005. The change was due primarily to a decrease in gain on sale of securities available-for-sale of $128,000. Noninterest income decreased to $520,000 for the nine months ended September 30, 2006 from $587,000 for the same period in 2005. The change was due primarily to a decrease in gain on sale of securities available-for-sale of $152,000 offset by a gain on sale of real estate held for development of $83,000.

Noninterest expense increased to $1.7 million for the quarter ended September 30, 2006 compared to $1.6 million for the corresponding three month period in 2005. Noninterest expense increased to $5.0 million for the nine months ended September 30, 2006 compared to $4.7 million for the same period in 2005. The change was due to expenses on non-performing assets of $329,000. The expenses relate to legal expenses and paying a lien to secure a property.

Income tax (benefit) increased to ($115,000) for the three month period ended September 30, 2006 from ($34,000) for the three month period ended September 30, 2005. Income tax expense (benefit) decreased to ($112,000) for the nine month period ended September 30, 2006 compared to $318,000 for the same period in 2005. The change in income tax was attributable to the decrease in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense.

13.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 35% at September 30, 2006.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(1.5) million and $2.0 million in 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $17.1 million and $13.5 million in 2006 and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(13.6) million and $(20.7) million in 2006 and 2005, respectively.

At September 30, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $27.8 million, or 12.3% of adjusted total assets, which is above the required level of $9.9 million, or 4.0%; and total risk-based capital of $28.3 million, or 18.6% of risk-weighted assets, which is above the required level of $11.9 million, or 8.0%. The Bank at September 30, 2006 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2006, the Bank had outstanding commitments to originate mortgage loans of $566,000, and $1.0 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2006 totaled $64.7 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2006, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (24)% and would result in a $9.0 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

14.

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

15.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2006, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$Amount	$Change	% Change	NPV Ratio	Change
+ 300 bp	$20,222	$(13,311)	(40)%	9.17%	(453	)bp
+ 200 bp	24,536	(8,997)	(27)%	10.85%	(325	)bp
+ 100 bp	29,051	(4,482)	(13)%	12.52%	(158	)bp
0 bp	33,533	—	—	14.10%	—
- 100 bp	37,208	3,675	11%	15.31%	121	bp
- 200 bp	38,879	5,346	16%	15.78%	168	bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of September 30, 2006 but estimates that the results would not be materially different than those presented above.

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

As mentioned in the March 31, 2006 Form 10Q and 2005 Form 10-K, the Company had a material weakness resulting from improper application of generally accepted accounting principles for certain allowance for loan loss related transactions, which was identified during the December 31, 2005 audit. During the second quarter of 2006, the Company implemented new controls and procedures that are designed to ensure the proper application of generally accepted accounting principles. These controls and procedures include the engagement of an independent firm to provide loan review services, amendments to the Bank’s loan policy, enhancements to the loan underwriting process and revisions to the loan approval process.

16.

Based on the Company’s new controls and procedures, the Company has had sufficient remediation of the material weakness previously identified. The new controls and procedures will properly address the material weakness identified. The internal controls over financial reporting were operating effectively as of September 30, 2006. Therefore, management has determined that there is no material weakness in the Company’s internal control over financial reporting as of September 30, 2006. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its system of internal control over financial reporting.

During the nine months ended September 30, 2006, except as noted above there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

17.

PART II — OTHER INFORMATION

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

18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: November 14, 2006	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: November 14, 2006	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

19.