Form 10-K
period 2006-12-31
PARK BANCORP INC
filed 2007-03-30
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐                    Accelerated filer☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $28,681,000 based on the closing price of the common stock of $31.86 on June 30, 2006.

As of March 16, 2007, the Registrant had outstanding 1,254,678 shares of common stock.

Documents Incorporated by Reference

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 2, 2007 are incorporated into Part III.

PART I

ITEM 1.	BUSINESS

General

Park Bancorp, Inc. (“Company”) was incorporated under the laws of the state of Delaware in 1996, as the holding company for Park Federal Savings Bank (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating since 1921, formed the holding company in connection with its conversion from a mutual to a stock savings institution. The Bank is engaged in the business of retail banking, with operations conducted through its main office and two branch offices located in Chicago and Westmont, Illinois. We also engage in residential real estate development through our subsidiary, GPS Development Corporation.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2006, the Bank had total gross loans of $152.3 million, of which $87.4 million were one-to-four family residential mortgage loans, or 57.41% of the Bank’s total gross loans. The remainder of the portfolio consists of $22.7 million of multi-family mortgage loans, or 14.94% of total gross loans; $16.5 million of commercial real estate loans, or 10.83% of total gross loans; $13.4 million of construction and land loans, or 8.78% of total gross loans; and consumer and other loans of $12.2 million, or 8.04% of total gross loans. The Bank had no loans held for sale at December 31, 2006.

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four- family	$87,417	57.41%	$89,904	53.69	$95,966	55.10%	$100,136	61.86%	$96,351	62.46%
Multi-family	22,748	14.94	27,939	16.68	27,527	15.80	19,167	11.84	17,977	11.65
Commercial	16,494	10.83	18,145	10.84	19,247	11.05	16,998	10.50	9,607	6.23
Construction and land	13,371	8.78	14,585	8.71	15,549	8.93	13,013	8.04	11,159	7.23
Consumer and other	12,239	8.04	16,879	10.08	15,887	9.12	12,559	7.76	19,166	12.43

Total loans, gross	152,269	100.00%	167,452	100.00%	174,176	100.00%	161,873	100.00%	154,260	100.00%

Undisbursed portion of loans	(3,083)		(5,918)		(4,802)		(1,812)		(5,226)
Net Deferred loan origination fees	(373)		(457)		(534)		(526)		(467)
Allowance for loan losses	(637)		(2,368)		(1,374)		(578)		(574)

Total loans, net	$148,176		$158,709		$167,466		$158,957		$147,993

4.

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2006. The table does not include principal prepayments.

	Real Estate Loans				Consumer and Other	Total Loans Receivable
	One-to- Four- Family	Multi- Family	Commercial	Construction and Land
Amounts due
One year or less	$24	$904	$1,516	$12,048	$4,473	$18,965
After one year
More than one year to three years	69	9,418	4,006	1,042	1,942	16,477
More than three years to five years	480	6,226	2,336	281	3,945	13,268
More than five years to ten years	6,776	661	1,775	—	1,879	11,091
More than ten years to twenty years	25,167	5,539	6,861	—	—	37,567
More than twenty years	54,901	—	—	—	—	54,901

Total due after December 31, 2007	87,393	21,844	14,978	1,323	7,766	133,304

Gross loans receivable	$87,417	$22,748	$16,494	$13,371	$12,239	$152,269

The following table sets forth at December 31, 2006 the dollar amount of total gross loans receivable contractually due after December 31, 2007 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2007
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$81,174	$6,219	$87,393
Multi-family	21,844	—	21,844
Commercial	14,978	—	14,978
Construction and land	1,167	156	1,323
Consumer and other	3,564	4,202	7,766

Total gross loans receivable	$122,727	$10,577	$133,304

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

5.

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Beginning balance, net	$158,709	$167,466	$158,957
Loans originated
One-to-four-family	12,699	16,665	19,431
Multi-family	2,026	5,800	10,914
Commercial	1,301	5,431	5,717
Construction and land	5,309	8,168	11,747
Consumer	1,905	4,579	2,655

Total loans originated	23,240	40,643	50,464
Loans purchased	1,930	12,390	12,024

	25,170	53,033	62,488
Principal payments	(38,008)	(59,680)	(50,193)
Transfer to real estate owned	(2,261)	—	—
Change in allowance for loan losses	1,731	(994)	(796)
Change in undisbursed loan funds	2,835	(1,116)	(2,990)

Ending balance, net	$148,176	$158,709	$167,466

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

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2006, the Bank had $6.9 million in purchased mortgage loans and loan participations serviced by others, totaling 4.52% of the total loan portfolio. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank’s Executive Committee reviews and classifies the Bank’s assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2006, the Bank had $3.3 million of assets classified as “Special Mention,” and $4.6 million of assets classified as “Substandard.” No assets were classified as “Doubtful” or “Loss.”

8.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, troubled-debt restructurings, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 2006, and 2005 the amount of interest income that would have been recognized on nonaccrual loans was $92,000, and $245,000, respectively, the comparable amounts for the remaining prior years presented was immaterial to the financial statements.

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans
Residential real estate
One-to-four-family	$461	$448	$370	$544	$235
Multi-family	—	3,355	1,423	—	—
Commercial	1,835	941	958	—	—
Construction and land	—	—	336	—	—
Consumer and other	45	—	38	1	—

Total nonperforming loans	2,341	4,744	3,125	545	235
REO	2,261	132	84	76	55

Total nonperforming assets	$4,602	$4,876	$3,209	$621	$290

At December 31, 2006, there were 3 loans totaling $609,000 that were 60 to 89 days delinquent.

	At December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses as a percent of gross loans receivable	0.43%	1.41%	0.79%	0.36%	0.37%
Allowance for loan losses as a percent of total nonperforming loans	27.21	49.92	43.97	106.06	244.26
Nonperforming loans as a percent of gross loans receivable(1)	1.54	2.83	1.79	0.34	0.15
Nonperforming assets as a percentage of total assets(1)	2.03	2.04	1.20	0.23	0.12

(1)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

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

9.

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	2006	2005	2004	2003	2002
Balance at beginning of year	$2,368	$1,374	$578	$574	$500
Provision for loan losses	249	997	816	—	120
Charge-offs
One-to-four-family	—	—	—	—	(19)
Multi-family	(1,615)	—	—	—	—
Commercial	(437)	—	—	—	—
Consumer and other	(5)	(3)	(20)	(22)	(27)

Total charge-offs	(2,057)	(3)	(20)	(22)	(46)
Recoveries	77	—	—	26	—

Balance at end of year	$637	$2,368	$1,374	$578	$574

Net charge-offs to average gross loans outstanding	1.24%	—%	0.01%	—%	0.03%

10.

The following table sets forth the amount of the Bank’s allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

	At December 31,
	2006			2005			2004			2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
One-to-four-family	$139	21.82%	57.41%	$217	9.16%	53.69%	$209	15.21%	55.11%	$200	34.60%	61.86%	$241	41.99%	62.46%
Multi-family	68	10.67	14.94	1,576	66.56	16.68	616	44.83	15.79	61	10.55	11.84	90	15.68	11.65
Commercial	174	27.32	10.83	369	15.58	10.84	328	23.87	11.02	68	11.76	10.50	48	8.36	6.23
Construction and land	127	19.94	8.78	90	3.80	8.71	111	8.08	8.95	104	17.99	8.04	57	9.93	7.23
Consumer and other	129	20.25	8.04	116	4.90	10.08	110	8.01	9.13	145	25.10	7.76	138	24.04	12.43
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$637	100.00%	100.00%	$2,368	100.00%	100.00%	$1,374	100.00%	100.00%	$578	100.0%	100.00%	$574	100.00%	100.00%

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

All government agency securities held at December 31, 2006 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Government agency securities	$12,383	$12,251	$11,000	$10,819	$9,000	$8,974
Corporate notes	1,000	1,000	7,014	7,019	8,041	8,264
Mortgage-backed security
FNMA (1)	12,008	11,774	15,145	14,743	21,039	20,850
FHLMC (2)	6,156	6,085	8,419	8,303	12,106	12,133
GNMA(3)	2,241	2,215	2,917	2,881	3,814	3,801
Equity securities	6,755	6,692	6,482	6,372	5,685	5,706

Total available for sale	$40,543	$40,017	$50,977	$50,137	$59,685	$59,728

(1)	Federal National Mortgage Association.

(2)	Federal Home Loan Mortgage Corporation.

(3)	Government National Mortgage Association.

12.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities as of December 31, 2006. All of the Company’s securities are classified as available for sale. Equity securities have no stated maturity and are included in the total column only.

	At December 31, 2006
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Government agency securities	$5,361	5.23%	$4,925	5.27%	$1,965	5.77%	$—	—%	$12,251	5.33%
Corporate notes	1,000	5.34	—	—	—	—	—	—	1,000	5.34
Mortgage-backed securities
FNMA	—	—	21	5.55	—	—	11,753	6.06	11,774	6.06
FHLMC	127	5.41	218	5.21	—	—	5,740	6.06	6,085	6.02
GNMA	—	—	—	—	—	—	2,215	6.07	2,215	6.07
Equity securities	—	—	—	—	—	—	—	—	6,692	5.02

Total securities	$6,488	5.25%	$5,164	5.27%	$1,965	5.77%	$19,708	6.06%	$40,017	5.64%

Included in the table above are $ 8.3 million of FHLB notes that are callable at the option of the issuing agency. Callable and variable rate FHLB advances totaled $15.0 million and $2.0 million at December 31, 2006, respectively. The Company has call risk on both the investing and borrowing positions. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

13.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2006, the Bank had $63.4 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

	Years Ended December 31,
	2006	2005	2004
Net deposits (withdrawals)	$(8,842)	$(19,970)	$(7,197)
Interest credited on deposit accounts	2,766	2,849	2,860

Total increase (decrease) in deposit accounts	$(6,076)	$(17,121)	$(4,337)

At December 31, 2006, the Bank had $18.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$3,263	4.09%
Over three through six months	992	4.08
Over six through twelve months	4,558	4.65
Over twelve months	9,405	4.20

Total	$18,218	4.29%

14.

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$29,982	20.98%	$35,469	23.81%	$34,749	20.92%
Money market savings accounts	8,032	5.63	7,556	5.07	11,482	6.91
NOW accounts	10,097	7.06	7,916	5.31	10,240	6.16
Non-interest-bearing accounts	7,463	5.22	6,525	4.38	6,680	4.02

Total transaction accounts	55,574	38.88	57,466	38.57	63,151	38.01
Certificate accounts
1.00% to 1.99%	—	—	2,257	1.51	8,847	5.33
2.00% to 2.99%	2,352	1.65	16,769	11.25	79,448	47.82
3.00% to 3.99%	25,767	18.03	35,065	23.53	7,413	4.46
4.00% to 4.99%	28,836	20.17	35,873	24.08	6,662	4.01
5.00% to 5.99%	28,855	20.19	118.08		250.15
6.00% to 6.99%	1,544	1.08	1,456.98		354.21

Total certificate accounts	87,354	61.12	91,538	61.43	102,974	61.99

Total deposits	$142,928	100.00%	$149,004	100.00%	$166,125	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2006.

	Period to Maturity from December 31, 2006
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
2.00% to 2.99%	$2,086	$266	$—	$—	$—	$2,352
3.00% to 3.99%	14,866	9,190	1,428	108	175	25,767
4.00% to 4.99%	20,503	4,363	2,190	1,253	527	28,836
5.00% to 5.99%	24,446	4,379	10	—	20	28,855
6.00% to 6.99%	1,544	—	—	—	—	1,544

Total	$63,445	$18,198	$3,628	$1,361	$722	$87,354

15.

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $47.2 million of FHLB advances outstanding at December 31, 2006, which carry interest rates ranging from 2.66% to 5.36% and mature on various dates, subject to certain call options by the FHLB.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005
Balance at year end	$3,227	$3,222
Maximum month-end balance during the year	3,227	3,222
Average balance during the year	3,223	3,219
Average interest rate at year end	3.97%	3.93%
Average interest rate during the year	3.94%	3.89%

Subsidiary Activities

The Company engages in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly owned subsidiaries, PBI and GPS. There was a gain on the sales of real estate held for development of $85,000 for the year ended December 31, 2006. There were no gains or losses for the years ended December 31, 2005, and 2004.

Employees

At December 31, 2006, the Company had 58 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

Regulation

The Bank is subject to regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Bank is also required to either provide notice or apply to the OTS before making certain dividend

16.

payments. Periodic examinations by the OTS and the FDIC test the Bank’s compliance with various regulatory requirements. The Company, as a savings bank holding company, is also required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission (“SEC”) under the federal securities laws. This regulation and supervision establishes a comprehensive framework of activities in which a depository institution and its holding company can engage and is intended primarily for the protection of the insurance fund and depositors, rather than the stockholders of the Company. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in the regulatory structure, the applicable statutes, regulations or policies, whether by the OTS, the FDIC, the SEC, or the Congress, could have a material impact on the Company and the Bank and their operations.

The Bank entered into a Supervisory Agreement (“the Agreement”) with the Office of Thrift Supervision (“OTS”) effective February 26, 2007. The Agreement provides that the Bank will take a number of actions including, but not limited to, (1) adherence to certain regulatory compliance standards; (2) preparation of an updated three-year business plan; (3) adoption of policies and procedures relating to the preparation and filing of suspicious activities reports; (4) adoption of revised policies for the classification of assets, loan underwriting, and allowance for loan and lease losses; (5) board of director monitoring and preparation of a resolution plan for certain real estate owned property; and (6) the establishment of a board committee which will oversee corrective action relating to the recent OTS examination report, third-party reviews, and internal and external audits.

The agreement will remain in effect until terminated, modified, or suspended in writing by the GTS. The Bank has already adopted and implemented some of the various plans, policies, and procedures required by the agreement and intends to adopt and implement the rest. However, a failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

Recent Federal Legislative Initiatives. Federal Deposit Insurance Reform Act of 2005. On February 1, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Insurance Reform Act”) was signed into law. The Insurance Reform Act calls for the merger of the bank insurance fund and savings association insurance fund in to a single deposit insurance fund (“DIF”), which is to take place by July 1, 2006. In addition, the Insurance Reform Act increases the deposit insurance coverage limit to $250,000 for certain retirement accounts (mostly IRA’s, Keogh accounts, “457” Plans for state employees and 401(k) accounts) and indexes future insurance coverage to inflation beginning in 2011. The Insurance Reform Act also allows the FDIC to raise or lower the designated reserve ratio between 1.15% and 1.50% on an annual basis. It also authorizes certain one-time premium assessment credits to insured institutions, awards DIF dividends under certain circumstances, and authorizes the FDIC to revise the current risk-based system for determining assessments. The FDIC is required to promulgate regulations implementing the requirements of the Insurance Reform Act by November 2006. Until the FDIC promulgates these regulations, it is uncertain what, if any, impact this legislation will have on our operations.

17.

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

18.

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

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2006.

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

Regulatory Risk. We are subject to extensive federal and state legislation and supervision which governs nearly every aspect of our business. The burden of compliance has in the past and will continue to have an impact on the banking industry generally, and changes to these laws could affect our ability to deliver or expand our business specifically. See “Business — Regulation.”

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

19.

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

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2006.

20.

PART II

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Park Bancorp, Inc.	100.00	131.99	171.71	185.41	194.14	211.57
NASDAQ Stock Market Index	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Financial Stock Index	100.00	98.39	129.06	148.77	152.27	174.10

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PFED.” The Company had 505 stockholders of record at December 31, 2006. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2006 and 2005.

	2006			2005
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$35.50	$31.41	$0.18	$32.42	$30.25	$0.18
Second quarter	35.30	31.49	0.18	32.41	29.40	0.18
Third quarter	35.00	31.10	0.18	32.00	29.00	0.18
Fourth quarter	36.00	32.65	0.18	31.50	28.36	0.18

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on August 2, 2005. As previously disclosed, the Company did not repurchase any shares in the first quarter of 2006; 2,500 shares were purchased with an average price of $32.15 per share in the second quarter of 2006; 9,300 shares were purchased with an average price of $32.83 per share in the third quarter of 2006; and 16,980 shares were purchased with an average price of $33.77 per share in December of 2006. A total of 11,786 shares remain available for repurchase under the program.

21.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2006	2005	2004	2003	2002
Total assets	$227,189	$239,468	$267,620	$266,063	$251,532
Cash and cash equivalents	15,293	5,193	13,752	11,081	23,998
Securities available for sale	40,017	50,137	59,728	72,058	61,113
Loans receivable, net(1)	148,176	158,709	167,466	158,957	147,993
Deposits	142,928	149,004	166,125	170,462	163,968
Securities sold under repurchase agreements	3,227	3,222	3,369	6,904	10,599
FHLB advances	47,208	53,499	63,871	55,175	43,663
Stockholders’ equity	29,120	29,902	30,907	29,540	29,894
Interest income	12,298	13,265	13,689	13,653	14,675
Interest expense	6,436	5,826	5,277	5,972	7,541
Net interest income	5,862	7,439	8,412	7,681	7,134
Provision for loan losses	249	997	816	—	120
Noninterest income	652	794	2,053	1,090	1,154
Noninterest expense	6,411	6,449	5,959	5,380	4,967
Income tax (benefit) expense	(146)	157	1,162	1,141	1,036
Net income	—	630	2,528	2,250	2,165

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Performance ratios:
Return on average assets	—	0.25%	0.93%	0.85%	0.88%
Return on average equity	—	2.06	8.33	7.61	7.64
Average equity to average assets	12.70	12.02	11.22	11.23	11.53
Dividend payout ratio	—	121.11	29.11	28.98	27.85
Net interest rate spread(2)	2.53	2.97	3.16	2.86	2.74
Net interest margin(3)	2.74	3.15	3.32	3.07	3.04
Efficiency ratio(4)	98.42	78.33	56.94	61.34	59.93
Noninterest expense to average assets	2.75	2.53	2.20	2.04	2.02
Asset quality ratios:
Nonperforming loans as a percent of gross loans receivable(5)	1.54%	2.83%	1.79%	0.34%	0.15%
Nonperforming assets as a percentage of total assets(5)	2.03	2.04	1.20	0.23	0.12
Allowance for loan losses as a percent of gross loans receivable	0.43	1.41	0.79	0.36	0.37
Allowance for loan losses as a percent of nonperforming loans(5)	27.21	49.92	43.97	106.06	244.26
Other data:
Number of full service offices	3	3	3	3	3

(1)	The allowance for loan losses at December 31, 2006, 2005, 2004, 2003, and 2002 was $637, $2,368, $1,374, $578 and $574, respectively.

(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(4)	The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.

(5)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

22.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

23.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2006, 2005, and 2004. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings assets
Securities, net(1)	$31,036	1,306	4.21%	$34,656	$1,531	4.42%	$35,639	1,664	4.67%
Loans receivable(2)	153,680	9,769	6.36	162,195	10,292	6.35	165,342	10,398	6.29
Mortgage-backed securities, net(1)	22,766	906	3.98	31,540	1,182	3.75	39,384	1,427	3.62
Interest-earning deposits and other investments	6,087	317	5.21	7,916	260	3.28	12,964	200	1.54

Total interest-earning assets	213,569	12,298	5.76	236,307	13,265	5.61	253,329	13,689	5.40

Non-interest-earning assets	19,148			18,735			17,306

Total assets	$232,717			$255,042			$270,635

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$31,859	244	0.77	$34,585	266	0.77	35,524	273	0.77
Money market savings accounts	7,600	193	2.54	9,043	143	1.58	11,540	162	1.40
NOW accounts	16,546	63	0.38	16,547	57	0.34	17,099	54	0.32
Certificate accounts	90,092	3,738	4.15	98,606	3,103	3.15	105,198	2,692	2.56

Total deposits	146,097	4,238		158,781	3,569	2.25	169,361	3,181	1.88
FHLB advances and other borrowings	53,312	2,198	4.12	62,012	2,257	3.64	66,313	2,096	3.16

Total interest-bearing liabilities	199,409	6,436	3.23	220,793	5,826	2.64	235,674	5,277	2.24

Non-interest-bearing liabilities	3,747			3,604			4,604

Total liabilities	203,156			224,397			240,278
Stockholders’ equity	29,561			30,645			30,357

Total liabilities and stockholders’ equity	$232,717			$255,042			$270,635

Net interest income		$5,862			$7,439			$8,412

Net interest rate spread(3)			2.53%			2.97%			3.16%
Net interest margin(4)			2.74%			3.15%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.10%			107.03%			107.49%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2006 Compared to 2005 Increase (Decrease) Due to			2005 Compared to 2004 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Securities, net	$(160)	$(65)	$(225)	$(44)	$(89)	$(133)
Loans receivable, net	(538)	15	(523)	(200)	93	(107)
Mortgage-backed securities, net	(328)	52	(276)	(294)	49	(245)
Interest-earning deposits and other investments	(59)	116	57	(165)	226	61

Total interest-earning assets	(1,085)	118	(967)	(703)	279	(424)

Interest expense on
Passbook savings accounts	(22)	—	(22)	(7)	—	(7)
Money market savings accounts	(23)	73	50	(39)	20	(19)
NOW accounts	—	6	6	(1)	4	3
Certificate accounts	(269)	904	635	(208)	619	411
FHLB advances and other borrowings	(307)	248	(59)	(157)	318	161

Total interest-bearing liabilities	(621)	1,231	(610)	(412)	961	549

Change in net interest income	$(464)	$(1,113)	$(1,577)	$(291)	$(682)	$(973)

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets at December 31, 2006 were $227.2 million compared to $239.5 million at December 31, 2005, a decrease of $12.3 million. Cash and cash equivalents increased $10.1 million to $15.3 million at December 31, 2006, primarily as a result of the Company increasing its liquidity at the end of the year. During 2006, loans decreased by $10.5 million to $148.2 million, primarily due to lower volumes of loan originations. In addition, the Company purchased $1.9 million of loan participations in 2006.

The allowance for loan losses was $637,000 and $2.4 million at December 31, 2006 and 2005, respectively. Impaired loans were $1.8 million, and $4.3 million at December 31, 2006 and 2005, respectively. An allowance of $73,000 and $1.8 million were designated for these loans at December 31, 2006 and 2005, respectively. The loans that were impaired at year-end 2005 were transferred to real estate owned during 2006, which resulted in an additional provision for loan

25.

losses of $249,000, charge offs of approximately $2.1 million, and real estate owned of $2.3 million. There were $77,000 of recoveries during 2006, and there was $3,000 of charge offs and $0 recoveries during 2005. The balance of the allowance for loan losses at year end 2006 is similar to the level of the allowance prior to the problems experienced with the loans that were impaired at year-end 2005 and charged off during 2006.

Total liabilities at December 31, 2006 were $198.1 million compared to $209.6 million at December 31, 2005. Deposits decreased $6.1 million, and advances from the Federal Home Loan Bank decreased $6.3 million. The Company had a line of credit with a correspondent bank with a balance of $800,000 at December 31, 2006. These decreases were due to increased market competition for our customers.

Stockholders’ equity at December 31, 2006 was $29.1 million, which is equivalent to 12.8% of total assets. Book value at December 31, 2006 was $26.12 per share. The decrease in stockholders’ equity from December 31, 2005 was attributable to the repurchase of 28,780 shares at an average price of $33.33, dividends paid of $766,000, offset by unrealized gain on securities available for sale of $208,000, and 18,264 options exercised at an average price of $16.04.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General

There was no net income during 2006, which was a decrease of $630,000 from 2005. The change is primarily due to decreases in the Company’s net interest income of $1.6 million, and noninterest income of $142,000 offset by decreases in noninterest expense of $38,000, loan loss provision of $748,000 and income tax expense of $303,000.

Net Interest Income

Interest income in 2006 was $12.3 million, compared to $13.3 million in 2005. Average yield on interest-earning assets was 5.76% in 2006, compared to 5.61% in 2005. Average interest-earning assets decreased $22.7 million in 2006 from 2005. Loan originations decreased $17.4 million in 2006.

Interest expense in 2006 was $6.4 million compared to $5.8 million in 2005. The change in interest expense is due to a 59 basis point increase in the average cost of interest–bearing liabilities from 2005. This change was partially offset by a decrease of $21.4 million in average interest-bearing liabilities from 2005.

Net interest income in 2006 was $5.9 million compared to $7.4 million in 2005. The change was primarily due to a decrease in the net interest rate spread to 2.53% in 2006 from 2.97% in 2005 and a decrease in the net interest margin to 2.74% in 2006 from 3.15% in 2005.

26.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. There was a provision for loan losses of $249,000 in 2006 and $997,000 in 2005.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2006 was $652,000 compared to $794,000 in 2005. The change was primarily due to a $152,000 gain on the sales of securities realized in 2005, a decrease in service fee income and a decrease in gain on sale of real estate owned offset by a gain on sale of real estate held for development in 2006.

Noninterest Expense

Noninterest expense in 2006 was $6.4 million a decrease of $38,000 from 2005. The change was due to a decrease in losses from an investment in a limited partnership and lower compensation expense offset by an increase in real estate owned expense. The real estate owned expense was incurred in connection with maintaining the three properties that were transferred to real estate owned during 2006.

Income Taxes

An income tax benefit of $146,000 was recognized in 2006 compared to an income tax expense of $157,000 incurred in 2005. The change in income tax expense was due to a pre-tax loss in 2006 and tax credits of $117,000.

27.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General

Net income decreased to $1.9 million in 2005 from $2.5 million in 2004. The change is primarily due to decreases in the Company’s net interest income of $973,000 and noninterest income of $1.3 million, and an increase in noninterest expense of $490,000, and loan loss provision of $181,000 and a decrease in income tax expense of $1.0 million.

Net Interest Income

Interest income in 2005 was $13.3 million, compared to $13.7 million in 2004. Average yield on interest-earning assets was 5.61% in 2005, compared to 5.40% in 2004. Average interest-earning assets decreased $17.0 million in 2005 from 2004.

Interest expense in 2005 was $5.8 million compared to $5.3 million in 2004. The change in interest expense is due to a 40 basis point increase in the average cost of liabilities from 2004. This change was partially offset by an decrease of $14.9 million in average interest-bearing liabilities from 2004.

Net interest income in 2005 was $7.4 million compared to $8.4 million in 2004. The change was primarily due to an decrease in the net interest rate spread to 2.97% in 2005 from 3.16% in 2004 and a decrease in the net interest margin to 3.15% in 2005 from 3.32% in 2004.

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

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank’s average regulatory liquidity ratios were 21.82%, 36.26%, and 43.54% for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(423,000), $2.4 million, and $(583,000) in 2006, 2005, and 2004, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $23.6 million, $18.3 million and 3.3 million in 2006, 2005 and 2004, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(13.1) million, $(29.2) million, and $(34,000) in 2006, 2005, and 2004, respectively.

At December 31, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.1 million, or 12.4% of adjusted total assets, which is above the required level of $9.0 million, or 4.0%; and total risk-based capital of $28.7 million, or 18.9% of risk-weighted assets, which is above the required level of $12.2 million, or 8.0%.

29.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2006, cash and short-term investments totaled $15.3 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds.

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

Foreclosed Real Estate: Real estate acquired through foreclosure and similar proceedings is carried at cost (fair value at the date of foreclosure) or at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed.

Commitments

At December 31, 2006, the Bank had outstanding commitments to originate mortgage loans of $454,000, as compared to $1.3 million in 2005. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2006 totaled $63.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new funds, which may result in higher levels of interest expense.

30.

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2006:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Securities sold under agreements to repurchase	$3,227	$127	$3,100	$—	$—
FHLB advances	47,208	12,460	17,954	1,794	15,000
Other borrowings	800	800	—	—	—

Total contractual cash obligations	$51,235	$13,387	$21,054	$1,794	$15,000

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Standby letters of credit	$1,341	$1,000	$341	$—	$—
Loans in process	3,083	3,083	—	—	—
Commitments to make-Loans (all fixed rate)	454	454	—	—	—

Total commercial commitments	$4,878	$4,537	$341	$—	$—

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

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution

31.

whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2006, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (21)% and would result in a $7.0 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2006 and 2005 assuming an instantaneous and sustained change in market interest rates of 300, 200 and 100, basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2006

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$23,274	$(10,861)	(32)%	10.76%	-400	bp
+200 bp	27,089	(7,046)	(21)	12.24	-252	bp
+100 bp	30,858	(3,277)	(10)	13.63	-113	bp
0 bp	34,135	—	—	14.76	—
-100 bp	36,212	2,077	6	15.40	64	bp
-200 bp	36,804	2,669	8	15.46	70	bp
-300 bp	N/A	N/A	N/A	N/A	N/A

32.

December 31, 2005

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$22,320	$(12,813)	(36)%	9.82%	(452	) bp
+ 200 bp	26,639	(8,494)	(24)	11.43	(291	) bp
+ 100 bp	31,080	(4,053)	(12)	13.00	(134	) bp
0 bp	35,133	—	—	14.34	—
- 100 bp	37,578	2,445	7	15.06	72	bp
- 200 bp	38,255	3,122	9	15.16	82	bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

As mentioned in the March 31, 2006 Form 10-Q and 2005 Form 10-K, the Company had a material weakness resulting from improper application of generally accepted accounting principles for certain transactions, which was identified during the December 31, 2005 audit. Specifically, these transactions relate to specific allowances for two loan relationships. During the second quarter of 2006, the Company implemented new controls and procedures that are

33.

designed to ensure the proper application of generally accepted accounting principles. These controls and procedures include engagement of an independent firm to provide loan review services, amendments to the Bank’s loan policy, enhancements to the loan underwriting process and revisions to the loan approval process.

Based on the Company’s new controls and procedures, management believes the Company has had sufficient remediation of the material weakness previously identified and as noted above. The new controls and procedures are properly addressing the material weakness identified, and the Company’s internal controls over financial reporting were operating effectively as of December 31, 2006. Accordingly, as of the period covered by this report and based on its evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(b), the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 2, 2007 under the caption “Election of Directors - Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Corporate Governance Meetings of the Board of Directors” and “Corporate Governance Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

(b)	Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s definitive proxy statement under the caption “Election of Directors-Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

(c)	The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available at no charge upon request to the Company’s Chief Financial Officer.

34.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Directors’ Compensation”, “Summary Compensation Table”, “Executive Compensation”, and “Compensation Committee – Compensation Committee Report”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required in response to this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors – Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption “Transactions with Certain Related Persons” and “Corporate Governance – Director Independence” and is incorporated herein by reference.

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

December 31, 2006, 2005, and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 16, 2007

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

(In thousands, except share and per share data)

	2006	2005
ASSETS
Cash and due from banks	$2,911	$4,530
Federal funds sold	9,429	—
Interest-bearing deposits with other financial institutions	2,953	663

Total cash and cash equivalents	15,293	5,193
Securities available for sale	40,017	50,137
Loans receivable, net of allowance of $637 and $2,368	148,176	158,709
Federal Home Loan Bank stock, at cost	5,423	9,793
Premises and equipment, net	4,885	4,920
Accrued interest receivable	987	1,058
Bank owned life insurance	7,393	7,119
Real estate owned	2,261	132
Other assets	2,754	2,407

Total assets	$227,189	$239,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$7,463	$6,525
Interest-bearing	135,465	142,479

Total deposits	142,928	149,004
Securities sold under repurchase agreements	3,227	3,222
Advances from borrowers for taxes and insurance	2,104	2,200
Federal Home Loan Bank advances	47,208	53,499
Other borrowings	800	—
Accrued interest payable	453	477
Other liabilities	1,349	1,164

Total liabilities	198,069	209,566
Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued, 2,768,509 and 2,750,245 shares	28	27
Additional paid-in capital	29,033	28,424
Retained earnings	29,898	30,664
Treasury stock, 1,653,750 and 1,624,970 shares, at cost	(29,056)	(28,097)
Unearned ESOP shares	(436)	(561)
Accumulated other comprehensive income (loss)	(347)	(555)

Total stockholders’ equity	29,120	29,902

Total liabilities and stockholders’ equity	$227,189	$239,468

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005, and 2004

(In thousands, except share and per share data)

	2006	2005	2004
Interest income
Loans receivable	$9,769	$10,292	$10,398
Securities	2,212	2,713	3,091
Interest-bearing deposits with other financial institutions	317	260	200

	12,298	13,265	13,689
Interest expense
Deposits	4,238	3,569	3,181
Federal Home Loan Bank advances and other borrowings	2,198	2,257	2,096

	6,436	5,826	5,277

Net interest income	5,862	7,439	8,412
Provision for loan losses	249	997	816

Net interest income after provision for loan losses	5,613	6,442	7,596
Noninterest income
Gains on sales of securities	—	152	285
Service fee income	244	288	281
Gain (loss) on sale of real estate owned	(9)	36	120
Gain on sale of real estate held for expansion	—	—	1,075
Gain on sale of real estate held for development	85	—	—
Earnings on bank-owned life insurance	274	271	221
Other operating income	58	47	71

	652	794	2,053
Noninterest expense
Compensation and benefits	3,604	3,765	3,658
Occupancy and equipment	817	874	839
Federal deposit insurance premiums	166	92	94
Data processing services	208	202	190
Advertising	116	164	135
Professional fees	356	397	282
Low income housing investment losses	100	273	—
Real estate owned	389	—	—
Other operating expenses	655	682	761

	6,411	6,449	5,959

Income (loss) before income taxes	(146)	787	3,690
Income tax (benefit) expense	(146)	157	1,162

Net income	$—	$630	$2,528

Basic earnings per share	$—	$0.59	$2.36
Diluted earnings per share	$—	$0.54	$2.17

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005, and 2004

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income
Balance at January 1, 2004	$27	$27,515	$29,005	$(26,731)	$(833)	$557	$29,540
Comprehensive income
Net income	—	—	2,528	—	—	—	2,528	$2,528
Change in fair value of securities Available for sale, net	—	—	—	—	—	(529)	(529)	(529)

Total comprehensive income								$1,999

Cash dividends declared ($.69 per share)	—	—	(736)	—	—	—	(736)
Purchase of 11,100 shares of treasury stock	—	—	—	(339)	—	—	(339)
Exercise of 1,000 stock options	—	15	—	—	—	—	15
ESOP shares released	—	289	—	—	139	—	428

Balance at December 31, 2004	27	27,819	30,797	(27,070)	(694)	28	30,907
Comprehensive income
Net income	—	—	630	—	—	—	630	$630
Change in fair value of securities available for sale, net	—	—	—	—	—	(583)	(583)	(583)

Total comprehensive income								$47

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005, and 2004

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income
Cash dividends declared ($.72 per share)	$—	$—	$(763)	$—	$—	$—	$(763)
Purchase of 32,927 shares of treasury stock	—	—	—	(1,027)	—	—	(1,027)
Exercise of 16,107 stock options	—	331	—	—	—	—	331
ESOP shares released	—	274	—	—	133	—	407

Balance at December 31, 2005	27	28,424	30,664	(28,097)	(561)	(555)	29,902
Comprehensive income
Net income	—	—	—	—	—	—	—	$—
Change in fair value of securities available for sale, net	—	—	—	—	—	208	208	208

Total comprehensive income								$208

Cash dividends declared ($.72 per share)	—	—	(766)	—	—	—	(766)
Stock-based compensation	—	24	—	—	—	—	24
Purchase of 28,780 shares of treasury stock	—	—	—	(959)	—	—	(959)
Exercise of 18,264 stock options	1	292	—	—	—	—	293
ESOP shares earned	—	293	—	—	125	—	418

Balance at December 31, 2006	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$—	$630	$2,528
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	46	111	131
Interest credited on time deposits	—	(18)	(36)
Dividend reinvestments	(274)	(194)	(109)
Gains on sales of securities available for sale	—	(152)	(285)
Gain on sale of real estate held for expansion	—	—	(1,075)
Gain on sale of real estate held for development	(85)	—	—
Net realized (gain) loss on sale of real estate owned	9	(36)	(120)
Earnings on bank-owned life insurance	(274)	(271)	(221)
Provision for loan losses	249	997	816
Depreciation	390	401	392
Deferred income tax (benefit)	309	(214)	30
Deferred loan fees	(84)	(77)	8
ESOP expense	418	407	428
Stock based compensation expense	24	—	—
FHLB stock dividends	—	(558)	(686)
Net change in accrued interest receivable	71	127	59
Net change in other assets	(1,383)	627	(1,577)
Net change in accrued interest payable	(24)	91	22
Net change in other liabilities	185	485	(888)

Net cash from operating activities	(423)	2,356	(583)
Cash flows from investing activities
Maturities and calls of securities available for sale	11,000	—	9,000
Purchases of securities available for sale	(6,371)	(2,826)	(14,766)
Sales of securities available for sale	—	1,374	4,046
Principal repayments on mortgage-backed securities	6,033	10,394	13,512
Purchases of Federal Home Loan Bank stock	—	—	(2,000)
Sale of Federal Home Loan Bank stock	4,370	1,901	1,659
Maturities of time deposits	—	1,105	100
Net change in loans	10,037	20,095	2,691
Loans purchased	(1,930)	(12,390)	(12,024)
Expenditures for premises and equipment	(355)	(506)	(580)
Purchase of bank-owned life insurance	—	(1,000)	—
Proceeds from sales of real estate held for expansion	—	—	1,530
Proceeds from the sale of real estate held for development	703	—	—
Proceeds from sales of real estate owned	126	120	120

Net cash from investing activities	23,613	18,267	3,288

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from financing activities
Net change in deposits	$(6,076)	$(17,121)	$(4,337)
Net change in securities sold under repurchase agreements	5	(147)	(3,535)
Net change in advances from borrowers for taxes and insurance	(96)	(83)	202
Stock options exercised	293	331	15
Dividends paid to stockholders	(766)	(763)	(736)
Purchases of treasury stock	(959)	(1,027)	(339)
Federal Home Loan Bank advances	29,042	18,334	17,735
Repayment of Federal Home Loan Bank advances	(35,333)	(28,706)	(9,039)
Other borrowings	800	—	—

Net cash from financing activities	(13,090)	(29,182)	(34)

Net change in cash and cash equivalents	10,100	(8,559)	2,671
Cash and cash equivalents at beginning of year	5,193	13,752	11,081

Cash and cash equivalents at end of year	$15,293	$5,193	$13,752

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$6,460	$5,735	$5,255
Income taxes	—	320	1,425
Loans transferred to real estate owned	2,261	—	—

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, prepayment of mortgage-backed securities, fair values of financial instruments, and status of contingencies are particularly subject to change.

Securities: Securities are classified as available for sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are included as a separate component of stockholders’ equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted amortized cost of the securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the following: the length of time and extent that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Interest on securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank (“FHLB”) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

A loan is impaired when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, residential construction, consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Loan Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if loans should be placed on nonaccrual. Interest accrued but not received for loans delinquent 90 days or more is reversed against interest income. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the provision for loan losses.

Loan Origination Fees: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment without anticipating prepayments.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Foreclosed Real Estate: Real estate acquired through foreclosure and similar proceedings is carried at cost (fair value at the date of foreclosure) or at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed.

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at its cash surrender value or the amount that can be realized.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover those liabilities, which are not covered by federal deposit insurance.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $24,000, a reduction in net income of $16,000.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31, 2005 and 2004.

	2005	2004
Net income as reported	$630	$2,528
Deduct: Stock-based compensation expense determined under fair-value-based method	(12)	(16)

Pro forma net income	$618	$2,512

Basic earnings per share as reported	$0.59	$2.36
Pro forma basic earnings per share	0.58	2.35
Diluted earnings per share as reported	$0.54	$2.17
Pro forma diluted earnings per share	0.53	2.15

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and the unrealized gains and losses on securities available for sale, net of taxes, which is also recognized as a separate component of stockholders’ equity.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Effect of Recently-Issued Standards

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ended December 31, 2006.

In June 2006, FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this standard on January 1, 2007 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Adoption of this issue at January 1, 2007 is not expected to have a material impact on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Adoption of EITF Issue 06-4 is not expected to have a material effect on the Company’s financial statements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of Statement 159’s effects on its financial statements.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Reclassifications: Some items in the prior-year financial statements were reclassified to conform to the current-year presentation.

NOTE 2 - SECURITIES

Securities available for sale are summarized as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006
Corporate notes	$1,000	$—	$—
Government agency securities	12,251	3	(135)
Equity securities	6,692	80	(143)
Mortgage-backed securities
GNMA	2,215	—	(26)
FNMA	11,774	7	(241)
FHLMC	6,085	14	(85)

	$40,017	$104	$(630)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2005
Corporate notes	$7,019	$6	$(1)
Government agency securities	10,819	—	(181)
Equity securities	6,372	26	(136)
Mortgage-backed securities
GNMA	2,881	—	(36)
FNMA	14,743	9	(411)
FHLMC	8,303	23	(139)

	$50,137	$64	$(904)

Securities with unrealized losses at year-end 2006 and 2005 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2006
Government agency securities	$2,052	$(7)	$7,872	$(128)	$9,924	$(135)
Equity securities	—	—	5,980	(143)	5,980	(143)
Mortgage-backed securities
GNMA	—	—	2,215	(26)	2,215	(26)
FNMA	101	(1)	10,624	(240)	10,725	(241)
FHLMC	—	—	3,882	(85)	3,882	(85)

Total temporarily impaired	$2,153	$(8)	$30,573	$(622)	$32,726	$(630)

December 31, 2005
Corporate notes	$1,000	$(1)	$—	$—	$1,000	$(1)
Government agency securities	5,931	(69)	4,888	(112)	10,819	(181)
Equity securities	305	(5)	5,719	(131)	6,024	(136)
Mortgage-backed securities
GNMA	1,265	(19)	1,616	(17)	2,881	(36)
FNMA	927	(7)	13,087	(404)	14,014	(411)
FHLMC	2,237	(21)	4,054	(118)	6,291	(139)

Total temporarily impaired	$11,665	$(122)	$29,364	$(782)	$41,029	$(904)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Contractual maturities of debt securities available for sale at December 31, 2006 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

Fair Value
Due within one year	$6,361
Due one to five years	4,925
Due five years to ten years	1,965
Due after ten years	—

13,251
Equity securities	6,692
Mortgage-backed securities	20,074

$40,017

Securities with a carrying value of $8,944,000 and $6,906,000 at December 31, 2006 and 2005, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2006	2005	2004
Proceeds from sales	$—	$1,374	$4,046
Gross realized gains	—	152	285
Gross realized losses	—	—	—

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans to and obtains deposits from customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at:

	December 31,
	2006	2005
Mortgage loans
Principal balances
One-to-four-family residential	$87,417	$89,904
Multi-family residential	22,748	27,939
Commercial, construction, and land	29,865	32,730

	140,030	150,573
Undisbursed portion of loans	(3,083)	(5,918)
Net deferred loan origination fees	(373)	(457)

Total mortgage loans	136,574	144,198
Consumer loans	5,358	6,524
Participations and loans purchased	6,881	10,355
Allowance for loan losses	(637)	(2,368)

	$148,176	$158,709

A summary of activity in the allowance for loan losses follows:

	2006	2005	2004
Beginning balance	$2,368	$1,374	$578
Provision for loan losses	249	997	816
Recoveries	77	—	—
Loans charged off	(2,057)	(3)	(20)

Ending balance	$637	$2,368	$1,374

The Company had impaired loans of $1,835,000, $4,296,000 and $2,616,000 at December 31, 2006, 2005 and 2004, respectively. An allowance of $73,000, $1,795,000, and $816,000 has been designated for these loans at December 31, 2006, 2005, and 2004, respectively. No interest income was recognized during the impairment. There were no impaired loans that did not have an allowance for loan losses allocated.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Nonperforming loans were as follows:

	December 31,
	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	2,341	4,744

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The Company has granted loans to certain officers, directors, and their related interests. Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2006:

Balance at beginning of year	$784
Loans originated	—
Principal repayments	(126)

Balance at end of year	$658

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2006	2005
Cost
Land	$918	$918
Buildings and improvements	3,823	3,823
Real estate held for future expansion	1,017	755
Furniture and fixtures	1,825	1,732

Total cost	7,583	7,228
Less accumulated depreciation	(2,698)	(2,308)

	$4,885	$4,920

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $18,218,000 at December 31, 2006 and $12,028,000 at December 31, 2005.

At December 31, 2006, scheduled maturities of certificates of deposit are as follows:

2007	$63,445
2008	18,198
2009	3,628
2010	1,361
2011	701
Thereafter	21

$87,354

NOTE 6 - FEDERAL HOME LOAN ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows:

	2006	2005
Maturities January 2007 through December 2016, primarily fixed rates from 2.66% to 5.36%	$45,208	$51,499
Maturity July 2007, at a current floating rate of 1 month LIBOR +2.00% with a cap of 5.00%	2,000	2,000

Total	$47,208	$53,499

Average interest rate	4.25%	3.91%

The Company may incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $15.0 million are callable quarterly in whole or in part by the FHLB.

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 6 - FEDERAL HOME LOAN ADVANCES (Continued)

Maturities over the next five years and thereafter are:

2007	$12,460
2008	9,279
2009	8,675
2010	1,794
2011	—
Thereafter	15,000

$47,208

NOTE 7 - OTHER BORROWING

The Company’s other borrowing consists of a note payable $2,000,000 line of credit with a correspondent bank. The line of credit is secured by all of the stock of the Bank and matures on July 31, 2007. There was an $800,000 balance outstanding on the line of credit at December 31, 2006. Interest on the line is payable quarterly at a variable market rate, which was 7.36%, at December 31, 2006. The average interest rate for 2006 was 7.48%.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $76,000, $74,000, and $72,000 for 2006, 2005, and 2004, respectively.

The Bank maintains a nonqualified supplemental executive retirement plan (“SERP”) to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits were reduced as the result of changes in the Internal Revenue Code. There was no SERP expense for 2006 because the plan was frozen as of January 1, 2006. The Bank recognized expenses of $77,000, and $55,000 for 2005, and 2004.

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company and used those funds to acquire 216,099 shares of the Company’s stock at $10 per share, the initial public offering price.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

During 2006, 2005, and 2004, 12,567, 13,236, and 13,904 shares of stock, with an average fair value of $33.50, $30.75, and $30.76 per share were committed to be released, resulting in ESOP compensation expense of $418,000, $407,000, and $428,000, respectively. ESOP shares increased 2,991 and 3,139 as of December 31, 2006 and 2005, respectively, due to shares being purchased with dividends received on allocated shares. ESOP shares had been reduced by 4,479 and 14,146 as of December 31, 2006 and 2005, respectively, because of terminations. Shares held by the ESOP at December 31, 2006 and 2005 are as follows:

	2006	2005
Allocated shares	151,586	140,507
Unallocated shares	43,581	56,148

Total ESOP shares	195,167	196,655

Fair value of unallocated shares	$1,459	$1,763

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. There were no options granted in 2006, 2005, or 2004.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At December 31, 2006, no shares have been granted.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company used historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the activity in the stock option plan for 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	221,340	$17.20
Granted	—	—
Exercised	(18,264)	16.04
Forfeited	—	—

Outstanding at end of year	203,076	$17.30	1.7	$3,286,000

Options exercisable at year end	184,941	$16.75	1.3	$3,094,000

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$316,000	$232,000	$15,000
Cash received from option exercises	293,000	331,000	15,000
Tax benefit realized from option exercises	—	79,000	—

As of December 31, 2006, there was $24,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1 year.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 9 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2006, 2005, and 2004:

	2006		2005	2004
Basic earnings per share
Net income available to common stockholders		$—	$630	$2,528
Weighted average common shares outstanding		1,070,126	1,065,125	1,070,497

Basic earnings per share	$	N/A	$0.59	$2.36

Diluted earnings per share
Net income available to common stockholders		$—	$630	$2,528
Weighted average common shares outstanding		1,070,126	1,065,125	1,070,497
Dilutive effect of stock options		87,023	94,100	95,510

Average common shares and dilutive potential common shares		1,157,149	1,159,225	1,166,007

Diluted earnings per share	$	N/A	$0.54	$2.17

NOTE 10 - REGULATORY CAPITAL

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 10 - REGULATORY CAPITAL (Continued)

At year end, the Bank’s actual capital levels and minimum required levels were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk-weighted assets)	$28,688	18.9%	$12,159	8.0%	$15,199	10.0%
Tier 1 (core) capital (to risk - weighted assets)	28,051	18.5	6,080	4.0	9,119	6.0
Tier 1 (core) capital (to adjusted total assets)	28,051	12.4	9,043	4.0	11,303	5.0
2005
Total capital (to risk - weighted assets)	$27,422	17.4%	$12,623	8.0%	$15,779	10.0%
Tier 1 (core) capital (to risk - weighted assets)	26,849	17.0	6,312	4.0	9,468	6.0
Tier 1 (core) capital (to adjusted total assets)	26,849	11.2	9,558	4.0	11,947	5.0

The Bank at December 31, 2006 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Federal regulations require the Qualified Thrift Lender (“QTL”) test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and FHLB advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.

NOTE 11 - REGULATORY AGREEMENT

The Bank entered into a Supervisory Agreement (“the Agreement”) with the Office of Thrift Supervision (“OTS”) effective February 26, 2007. The Agreement provides that the Bank will take a number of actions including, but not limited to, (1) adherence to certain regulatory compliance standards; (2) preparation of an updated three-year business plan; (3) adoption of policies and procedures relating to the preparation and filing of suspicious activities reports; (4) adoption of revised policies for the classification of assets, loan underwriting, and allowance

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 11 - REGULATORY AGREEMENT (Continued)

for loan and lease losses; (5) board of director monitoring and preparation of a resolution plan for certain real estate owned property; and (6) the establishment of a board committee which will oversee corrective action relating to the recent OTS examination report, third-party reviews, and internal and external audits.

The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. The Bank has already adopted and implemented some of the various plans, policies, and procedures required by the agreement and intends to adopt and implement the rest. However, a failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

NOTE 12 - INCOME TAXES

Federal income tax expense consists of the following:

	2006	2005	2004
Currently payable tax	$(455)	$430	$1,132
Deferred tax (benefit)	309	(273)	30

Income tax (benefit) expense	$(146)	$157	$1,162

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2006, 2005, or 2004. The state of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2006		2005		2004
	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Income tax computed at the statutory rate	$(50)	(34.0)	$268	34.0%	$1,255	34.0%
ESOP expense	100	68.5	93	11.8	98	2.6
Bank-owned life insurance	(93)	(63.7)	(92)	(11.7)	(75)	(2.0)
Low income housing credits	(117)	(80.1)	(108)	(13.7)	—	—
Other items, net	14	9.3	(4)	(0.5)	(116)	(3.1)

	$(146)	(100.0)	$157	19.9%	$1,162	31.5%

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income, which differed from the provision charged to income. Retained earnings at December 31, 2006 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. The amount of deferred tax liabilities related to this approximates $1,121,000.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2006	2005
Deferred loan fees	$127	$155
ESOP and Supplemental Retirement Plan expense	224	229
Unrealized loss on securities available for sale	179	286
Bad debt deduction	217	805
Other	—	5

	747	1,480
FHLB stock dividends	$(333)	$(602)
Depreciation	(267)	(334)
Other	(19)	—

	(619)	(936)

Net deferred tax asset (liability)	$128	$544

NOTE 13 - COMMITMENTS

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 13 - COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at year end is summarized as follows:

	2006	2005
Commitments to make loans (all fixed rate)	$454	$1,274
Unused lines of credit	6,076	4,712
Letters of credit	1,341	1,420
Loans in process	3,083	5,918

The loan commitments at December 31, 2006 have terms of up to 60 days and rates in the range of 6.13% to 6.88%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$15,293	$15,293	$5,193	$5,193
Securities available for sale	40,017	40,017	50,137	50,137
Loans receivable, net	148,176	147,656	158,709	158,101
FHLB stock	5,423	5,423	9,793	9,793
Accrued interest receivable	987	987	1,058	1,058
Financial liabilities
Deposits with no fixed maturity dates	$(55,574)	$(55,574)	$(57,466)	$(57,466)
Deposits with fixed maturity dates	(87,354)	(86,954)	(91,538)	(90,901)
Securities sold under repurchase agreements	(3,227)	(3,227)	(3,222)	(3,222)
Advances from borrowers for taxes and insurance	(2,104)	(2,104)	(2,200)	(2,200)
FHLB advances	(47,208)	(47,056)	(53,499)	(52,729)
Other borrowings	(800)	(800)	—	—
Accrued interest payable	(453)	(453)	(477)	(477)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

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

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2006 or December 31, 2005 the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2006 and December 31, 2005 should not necessarily be considered to apply at subsequent dates.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2006	2005	2004
Unrealized holding gains (losses) on securities available for sale	$314	$(731)	$(516)
Reclassification adjustments for losses recorded in income	—	(152)	(285)

Net unrealized gains and (losses)	314	(883)	(801)
Tax effect	(106)	301	272

Other comprehensive gain (loss)	$208	$(583)	$(529)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$88	$176
Securities available for sale	712	653
Loans receivable, net	914	398
ESOP loan	566	707
Investment in bank subsidiary	27,616	27,870
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	71	104

Total assets	$29,968	$29,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Borrowings	$800	$—
Accrued expenses and other liabilities	48	7

Total liabilities	848	7

Stockholders’ equity	29,120	29,902

Total liabilities and stockholders’ equity	$29,968	$29,909

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Operating income
Dividends from subsidiaries	$1,000	$1,000	$—
Gains on sales of securities	—	127	119
Interest income
Securities (including dividends)	23	19	33
Loans	66	22	10
ESOP loan	51	62	72
Interest-bearing deposits with other financial institutions	10	16	11

Total operating income	1,150	1,246	245
Operating expenses
Interest on borrowings	15	—	—
Other expenses	288	301	292

Total operating expenses	303	301	292

Income before income taxes and equity in undistributed earnings of subsidiaries	847	945	(47)
Income taxes	(59)	(24)	(125)

Income before equity in undistributed earnings of subsidiaries	906	921	78
Equity in undistributed earnings of bank subsidiary	(906)	(291)	2,450

Net income	$—	$630	$2,528

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$—	$630	$2,528
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of securities available for sale	—	(127)	(119)
Equity in undistributed earnings of subsidiaries	906	291	(2,450)
Change in
Other assets	33	(104)	19
Other liabilities	(20)	23	(172)

Net cash from operating activities	919	713	(194)
Cash flows from investing activities
Purchase of securities available for sale	—	(326)	(282)
Sale of securities available for sale	—	350	873
Net change in loans receivable	(516)	(241)	(79)
Payment received on ESOP loan	141	142	141

Net cash from investing activities	(375)	(75)	653
Cash flows from financing activities
Other borrowings	800	—	—
Stock options exercised	293	331	15
Purchase of treasury stock	(959)	(1,027)	(339)
Dividends paid to stockholders	(766)	(763)	(736)

Net cash from financing activities	(632)	(1,459)	(1,060)

Net change in cash and cash equivalents	(88)	(821)	(601)
Cash and cash equivalents at beginning of year	176	997	1,598

Cash and cash equivalents at end of year	$88	$176	$997

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

(Table amounts in thousands, except share and per share data)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2006
First quarter	$3,129	$1,567	$99	$.09	$.08
Second quarter	3,097	1,489	71	.07	.06
Third quarter	3,095	1,484	(198)	(.19)	—
Fourth quarter	2,977	1,322	28	.03	.02
2005
First quarter	$3,270	$1,871	$300	$.28	$.26
Second quarter	3,376	1,929	394	.37	.34
Third quarter	3,269	1,803	168	.16	.15
1. Fourth quarter	3,350	1,836	(232)	(.22)	—

The third quarter of 2006 was impacted by a provision for loan losses of $249,000. The third and fourth quarters of 2006 were also impacted by operating expense incurred with maintaining other real estate owned.

The third and fourth quarters of 2005 were impacted by a provision for loan losses of $317,000 and $680,000, respectively. These provisions were recorded to establish specific reserves on impaired loans. No provision for loan losses was recorded during the first or second quarter of 2005.

(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2007.

PARK BANCORP, INC.

By:	/s/David A. Remijas
David A. Remijas
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Remijas David A. Remijas	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 30, 2007

/s/ Steven J. Pokrak Steven J. Pokrak	Treasurer, Chief Financial Officer (principal financial and accounting officer), and Corporate Secretary	March 30, 2007

/s/ Richard J. Remijas, Jr. Richard J. Remijas, Jr.	Executive Vice President, Chief Operating Officer, and Director	March 30, 2007

/s/ Robert W. Krug Robert W. Krug	Director	March 30, 2007

/s/ John J. Murphy John J. Murphy	Director	March 30, 2007

/s/ Victor H. Reyes Victor H. Reyes	Director	March 30, 2007

/s/ Paul Shukis Paul Shukis	Director	March 30, 2007

PARK BANCORP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Park Bancorp, Inc.

Form 10-K for Fiscal Year Ended

December 31, 2006

3.1	Certificate of Incorporation of Park Bancorp, Inc. (“Park Bancorp”) (incorporated by reference to Exhibit 3.1 to Park Bancorp’s Registration Statement No. 333-4380)

3.2	Bylaws of Park Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Park Bancorp’s Registration Statement No. 333-4380)

3.3	Federal Stock Charter and Bylaws of Park Federal Savings Bank (incorporated by reference to Exhibit 2.1 to Park Bancorp’s Registration Statement No. 333-4380)

4.1	Specimen Stock Certificate of Park Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.1*	Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.2*	ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp’s Registration Statement No. 333-4380)

10.3*	Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp’s Registration Statement No. 333-4380)

10.4*	Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp’s Registration Statement No. 333-4380)

10.5*	Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp’s Registration Statement No. 333-4380)

10.6*	Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp’s Registration Statement No. 333-33103)

10.7*	Park Bancorp, Inc. 2003 Incentive Plan (incorporated by reference to Appendix A of Park Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders in 2003)

21.1	List of Subsidiaries

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.