Form 10-Q
period 2007-03-31
PARK BANCORP INC
filed 2007-05-15
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 14, 2007, the Registrant had outstanding 1,244,379 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$2,580	$2,911
Federal funds sold	4,666	9,429
Interest-bearing deposit accounts with other financial institutions	1,260	2,953

Total cash and cash equivalents	8,506	15,293
Securities available for sale	40,615	40,017
Loans receivable, net of allowance of $628 and $637	148,402	148,176
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	4,886	4,885
Accrued interest receivable	994	987
Bank-owned life insurance	7,465	7,393
Real estate owned	2,443	2,261
Other assets	2,079	2,754

Total assets	$220,813	$227,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,278	$7,463
Interest bearing deposits	134,136	135,465

Total deposits	140,414	142,928
Securities sold under repurchase agreements	3,227	3,227
Advances from borrowers for taxes and insurance	1,692	2,104
Federal Home Loan Bank advances	42,084	47,208
Other borrowings	—	800
Accrued interest payable	497	453
Other liabilities	1,298	1,349

Total liabilities	189,212	198,069
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,909,928 and 2,768,509 shares issued	29	28
Additional paid-in capital	31,753	29,033
Retained earnings	29,687	29,898
Treasury stock, 1,658,250 and 1,653,750 shares, at cost	(29,210)	(29,056)
Unearned ESOP shares	(406)	(436)
Accumulated other comprehensive loss	(252)	(347)

Total stockholders’ equity	31,601	29,120

Total liabilities and stockholders’ equity	$220,813	$227,189

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans receivable	$2,394	$2,494
Securities	481	574
Interest-bearing deposits with other financial institutions	130	61

Total	3,005	3,129
Interest expense
Deposits	1,110	992
Federal Home Loan Bank advances and other borrowings	509	570

Total	1,619	1,562

Net interest income	1,386	1,567
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,386	1,567
Noninterest income
Service fee income	50	64
Earnings on bank-owned life insurance	72	66
Gain on sale of real estate held for development	—	83
Other operating income	7	18

Total noninterest income	129	231
Noninterest expense
Compensation and benefits	843	1,009
Occupancy and equipment expense	212	243
Other operating expenses	518	440

Total noninterest expense	1,573	1,692

Income (loss) before income taxes	(58)	106
Income tax expense (benefit)	(50)	7

Net income (loss)	$(8)	$99

Basic earnings (loss) per share	$(.01)	$.09
Diluted earnings (loss) per share	$(.01)	$.08

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8)	$99
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	6	23
Earnings on bank-owned life insurance, net	(72)	(66)
Depreciation	84	105
Gain on sale of real estate held for development	—	(83)
ESOP compensation expense	102	109
Stock option expense	6	6
Net change in:
Accrued interest receivable	(7)	51
Accrued interest payable	44	103
Other assets	526	(1,015)
Other liabilities	(51)	(3)

Net cash provided by/(used in) operating activities	630	(671)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(408)	1,486
Purchase of securities available for sale	(4,000)	(1,000)
Maturities and calls of securities available-for-sale	2,000	2,000
Principal repayments on mortgage-backed securities	1,640	1,538
Proceeds from sale of real estate development	—	703
Purchase of premises and equipment	(85)	(52)

Net cash provided by/(used in) investing activities	(853)	4,675
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,514)	(532)
Net change in advances from borrowers for taxes and insurance	(412)	(466)
Federal Home Loan Bank advances	—	4,878
Repayments of Federal Home Loan Bank Advances	(5,124)	(3,664)
Change in other borrowings	(800)	—
Stock options exercised	2,643	—
Purchase of treasury stock	(154)	—
Dividends paid	(203)	(191)

Net cash provided by/(used in) financing activities	(6,564)	23

Net change in cash and cash equivalents	(6,787)	4,027
Cash and cash equivalents at beginning of period	15,293	5,193

Cash and cash equivalents at end of period	$8,506	$9,220

Supplemental disclosures of cash flow information
Transfer from loans to real estate owned	$182	$934

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2007 and 2006

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2006
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902
Net income	—	—	99	—	—	—	99
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(86)	(86)

Total comprehensive income							13
Stock based compensation	—	6	—	—	—	—	6
Dividends declared	—	—	(191)	—	—	—	(191)
ESOP shares earned	—	78	—	—	31	—	109

Balance at March 31, 2006	$27	$28,508	$30,572	$(28,097)	$(530)	$(641)	$29,839

2007
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120
Net (loss)	—	—	(8)	—	—	—	(8)
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	95	95

Total comprehensive income
							87
Exercise of 141,419 stock options, including tax benefits	1	2,642	—	—	—	—	2,643
Purchase of 4,500 shares of treasury stock	—	—	—	(154)	—	—	(154)
Stock based compensation	—	6	—	—	—	—	6
Dividends declared	—	—	(203)	—	—	—	(203)
ESOP shares earned	—	72	—	—	30	—	102

Balance at March 31, 2007	$29	$31,753	$29,687	$(29,210)	$(406)	$(252)	$31,601

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Adoption of New Accounting Standards

In June 2006, FASB issued FASB Interpretation (‘FIN”) 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. This adoption of this standard on January 1, 2007 did not have a material impact on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by taxing authorities for the years before 2002. The Company does not have any unrecognized tax benefits and does not expect this to change in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2007.

5.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue on January 1, 2007 did not have a material impact on the financial statements.

Newly Issued but not yet Effective Accounting Standards

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of Statement 159’s potential effects on its financial statements.

6.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006.

	2007	2006
Basic earnings per share
Net income (loss) as reported	$(8)	$99
Weighted average common shares outstanding	1,147,646	1,070,698

Basic earnings (loss) per share	$(.01)	$.09

Diluted earnings per share
Net income (loss) as reported	$(8)	$99
Weighted average common shares outstanding	1,147,646	1,070,698
Dilutive effect of stock options	—	100,553

Average common shares and dilutive potential common shares	1,147,646	1,171,251

Diluted earnings (loss) per share	$(.01)	$.08

7.

Note 3 – Stock Based Compensation

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. There were no options granted during the period ended March 31, 2007.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At March 31, 2007, no shares have been granted under this plan.

A summary of the activity in the plan for 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding at beginning of period	203,076	$17.30
Granted	—	—
Exercised	(141,419)	15.84
Forfeited	—	—

Outstanding at end of period	61,657	$20.66	4.7	$834

Options exercisable at end of period	52,590	$20.26	4.5	$733

Information related to the stock option plan during the periods ended March 31, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$2,504	—
Cash received from option exercises	$2,240	—
Tax benefit realized from option exercises	$403	—

As of March 31, 2007, there was $18,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years.

Note 4.– Regulatory Agreement

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

8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at March 31, 2007 to its financial condition at December 31, 2006 and the results of operations for the three months ended March 31, 2007 to the same period in 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2007 were $220.8 million compared to $227.2 million at December 31, 2006. The change was due to a decrease of $6.5 million in interest bearing deposits, which was used to reduce the Company’s debt.

The allowance for loan losses was $628,000 at March 31, 2007 and $637,000 at December 31, 2006. Non-performing assets were $4.4 million at March 31, 2007 and $4.6 million at December 31, 2006, respectively. During April and May 2007, two of the real estate owned properties were sold at gains of approximately $84,000, which will be recognized in the second quarter of 2007.

Total liabilities at March 31, 2007 were $189.2 million compared to $198.1 million at December 31, 2006. The decrease was due primarily to a decrease in deposits of $2.5 million, the repayment of $5.1 million in FHLB advances that matured during the quarter and the repayment of $800,000 of other borrowings.

Stockholders’ equity was $31.6 million at March 31, 2007 and $29.1 million at December 31, 2006. The increase in stockholders’ equity was due primarily to proceeds from the exercise of 141,419 options at an average per share price of $15.84. The majority of the exercises related to the President exercising 67,536 options, the Chief Operating Officer exercising 48,626 options, the Treasurer exercising 10,000 options and a director exercising 13,507 options. The options would have expired during the quarter if not exercised.

RESULTS OF OPERATIONS

Net loss was $8,000 for the quarter ended March 31, 2007 compared to net income of $99,000 for the quarter ended March 31, 2006.

Net interest income was $1.4 million for the three months ended March 31, 2007 compared to $1.6 million for the same quarter in 2006. The net interest margin decreased to 2.73% for the 2007 period from 2.85% for the 2006 period. This was largely due to a decrease in the spread to 2.49% for the 2007 period from 2.65% for the 2006 period. The average yield on earning assets increased to 5.92% for the quarter ended March 31, 2007 from 5.69% for the 2006 period. The average cost of funds increased to 3.43% for the quarter ended March 31, 2007 from 3.04% for the quarter ended March 31, 2006.

9.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for loan losses recorded for the quarters ended March 31, 2007 and 2006.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $129,000 for the quarter ended March 31, 2007 from $231,000 for the quarter ended March 31, 2006. The real estate development subsidiary realized an $83,000 gain on the sale of a real estate project during the quarter ended March 31, 2006, and no gains were realized during the first quarter of 2007.

Noninterest expense decreased to $1.6 million for the quarter ended March 31, 2007 from $1.7 million for the corresponding three month period in 2006. The change was due to decreases in compensation costs offset by an increase in expenses on non-performing assets.

The Company’s federal income tax benefit was $50,000 for the three-month period ended March 31, 2007 compared to federal income tax expense of $7,000 for the three-month period ended March 31, 2006. The change in income tax was attributable to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 33% at March 31, 2007.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $630,000 and $(671,000) in 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $(853,000) and $4.7 million in 2007 and 2006, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(6.6) million and $23,000 in 2007 and 2006, respectively.

10.

At March 31, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.1 million, or 12.9% of adjusted total assets, which is above the required level of $8.7 million, or 4.0%; and total risk-based capital of $28.7 million, or 19.8% of risk-weighted assets, which is above the required level of $11.6 million, or 8.0%. The Bank at March 31, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2007, the Bank had outstanding commitments to originate mortgage loans of $430,000, and $1.3 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2007 totaled $63.1 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2006, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (21)% and would result in a $7.0 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

11.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2006, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

				NPV as a % of
	Net Portfolio Value			PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$23,274	$(10,861)	(32)%	10.76%	(400) bp
+ 200 bp	27,089	(7,046)	(21)	12.24	(252) bp
+ 100 bp	30,858	(3,277)	(10)	13.63	(113) bp
0 bp	34,135	—	—	14.76	—
- 100 bp	36,212	2,077	6	15.40	64 bp
- 200 bp	36,804	2,669	8	15.46	70 bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of March 31, 2007 but estimates that the results would not be materially different than those presented above.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (b), as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (b), no changes during the quarter ended March 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

12.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10K.

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

13.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: May 15, 2007	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: May 15, 2007	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

14.