Form 10-Q
period 2007-06-30
PARK BANCORP INC
filed 2007-08-06
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the Registrant had outstanding 1,240,679 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$3,033	$2,911
Federal funds sold	4,481	9,429
Interest-bearing deposit accounts with other financial institutions	1,161	2,953

Total cash and cash equivalents	8,675	15,293

Securities available for sale	43,043	40,017
Loans receivable, net of allowance of $569 and $637	142,118	148,176
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	5,764	4,885
Accrued interest receivable	986	987
Bank-owned life insurance	7,536	7,393
Real estate owned	2,754	2,261
Other assets	2,022	2,754

Total assets	$218,321	$227,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,488	$7,463
Interest bearing deposits	132,007	135,465

Total deposits	138,495	142,928

Securities sold under repurchase agreements	3,227	3,227
Advances from borrowers for taxes and insurance	2,072	2,104
Federal Home Loan Bank advances	41,542	47,208
Other borrowings	—	800
Accrued interest payable	456	453
Other liabilities	1,334	1,349

Total liabilities	187,126	198,069

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,913,129 and 2,768,509 shares issued	29	28
Additional paid-in capital	31,905	29,033
Retained earnings	29,643	29,898
Treasury stock, 1,672,450 and 1,653,750 shares, at cost	(29,682)	(29,056)
Unearned ESOP shares	(376)	(436)
Accumulated other comprehensive loss	(324)	(347)

Total stockholders’ equity	31,195	29,120

Total liabilities and stockholders’ equity	$218,321	$227,189

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans receivable	$2,404	$2,458	$4,798	$4,952
Securities	508	559	989	1,133
Other interest-bearing deposits	103	80	233	141

Total	3,015	3,097	6,020	6,226

Interest expense
Deposits	1,133	1,045	2,243	2,037
Federal Home Loan Bank advances and other borrowings	485	563	994	1,133

Total	1,618	1,608	3,237	3,170

Net interest income	1,397	1,489	2,783	3,056
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,397	1,489	2,783	3,056

Noninterest income
Gain on sale of securities	74	—	74	—
Gain on sale of real estate owned	84	—	84	—
Service fee income	68	58	118	122
Earnings on bank-owned life insurance	71	69	143	135
Other operating income	17	3	24	104

Total noninterest income	314	130	443	361

Noninterest expense
Compensation and benefits	810	890	1,653	1,899
Occupancy and equipment expense	190	204	402	447
Other operating expenses	498	458	1,016	898

Total noninterest expense	1,498	1,552	3,071	3,244

Income before income taxes	213	67	155	173
Income tax expense (benefit)	41	(4)	(9)	3

Net income	$172	$71	$164	$170

Basic earnings per share	$.14	$.07	$.14	$.16
Diluted earnings per share	$.14	$.06	$.14	$.15
Comprehensive income	$100	$10	$187	$23

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164	$170
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	9	33
Gain on sale of securities available-for-sale	(74)	—
Gain on sale of real estate owned	(84)	—
Earnings on bank-owned life insurance, net	(143)	(135)
Depreciation	168	188
ESOP compensation expense	194	209
Stock option expense	12	12
Net change in:
Accrued interest receivable	1	53
Accrued interest payable	3	68
Other assets	668	(946)
Other liabilities	(15)	(73)

Net cash provided by/(used in) operating activities	903	(421)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	4,040	5,560
Purchase of securities available for sale	(7,997)	(2,000)
Maturities and calls of securities available-for-sale	2,000	3,000
Principal repayments on mortgage-backed securities	2,956	3,062
Proceeds from sale of securities available-for-sale	272	—
Proceeds from sale of real estate owned	1,514	—
Sale of Federal Home Loan Bank stock	—	2,931
Purchase of premises and equipment	(1,047)	(189)
Proceeds from sale of real estate development	—	703

Net cash from investing activities	1,738	13,067

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,443)	(118)
Net change in advances from borrowers for taxes and insurance	(32)	(39)
Federal Home Loan Bank advances	—	4,878
Repayments of Federal Home Loan Bank advances	(5,666)	(8,333)
Change in other borrowings	(800)	—
Stock options exercised	2,727	—
Purchase of treasury stock	(626)	(81)
Dividends paid	(419)	(384)

Net cash provided by/(used in) financing activities	(9,259)	(4,077)

Net change in cash and cash equivalents	(6,618)	8,569
Cash and cash equivalents at beginning of period	15,293	5,193

Cash and cash equivalents at end of period	$8,675	$13,762

Supplemental disclosures of cash flow information
Transfer from loans to real estate owned	$2,018	$934

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2007 and 2006

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2006
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902
Net income	—	—	170	—	—	—	170
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(147)	(147)

Total comprehensive income							23

Purchase of 2,500 shares of treasury stock	—	—	—	(81)	—	—	(81)
Stock based compensation	—	12	—	—	—	—	12
Dividends declared	—	—	(384)	—	—	—	(384)
ESOP shares earned	—	146	—	—	63	—	209

Balance at June 30, 2006	$27	$28,582	$30,450	$(28,178)	$(498)	$(702)	$29,681

2007
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120
Net income	—	—	164	—	—	—	164
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	23	23

Total comprehensive income							187

Exercise of 144,620 stock options, including tax benefits	1	2,726	—	—	—	—	2,727
Purchase of 18,700 shares of treasury stock	—	—	—	(626)	—	—	(626)
Stock based compensation	—	12	—	—	—	—	12
Dividends declared	—	—	(419)	—	—	—	(419)
ESOP shares earned	—	134	—	—	60	—	194

Balance at June 30, 2007	$29	$31,905	$29,643	$(29,682)	$(376)	$(324)	$31,195

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of June 30, 2007 and December 31, 2006 and for the three-month and six-month periods ended June 30, 2007 and 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by taxing authorities for the years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

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

6.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006.

	2007		2006
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Basic earnings per share
Net income (loss) as reported	$172	$164	$71	$170
Weighted average common shares outstanding	1,206,216	1,177,093	1,073,480	1,072,097

Basic earnings per share	$.14	$.14	$.07	$.16

Diluted earnings per share
Net income (loss) as reported	$172	$164	$71	$170
Weighted average common	1,206,216	1,177,093	1,073,480	1,072,097
shares outstanding
Dilutive effect of stock options	17,029	32,137	97,829	97,795

Weighted average common shares and dilutive potential common shares	1,223,245	1,209,230	1,171,309	1,169,892
Diluted earnings per share	$.14	$.14	$.06	$.15

7.

Note 3 – Stock Based Compensation

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. There were no options granted during the period ended June 30, 2007.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At June 30, 2007, no shares have been granted under this plan.

A summary of the activity in the plan for the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of period	203,076	$17.30
Granted	—	—
Exercised	(144,620)	16.00
Forfeited	—	—

Outstanding at end of period	58,456	$20.53	4.4	$613

Options exercisable at end of period	49,389	$20.09	4.2	$539

Information related to the stock option plan for the six months ended June 30, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$2,539	—
Cash received from option exercises	$2,313	—
Tax benefit realized from option exercises	$414	—

As of June 30, 2007, there was $12,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.5 years.

8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at June 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 to the same period in 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2007 were $218.3 million compared to $227.2 million at December 31, 2006. The change was due to a decrease of $6.7 million in interest bearing deposits and a decrease of $6.1 million in loans receivable which was used to reduce the Company’s debt.

The increase in premises and equipment during the second quarter primarily resulted from the purchase of land at a cost of $453,000 for a new branch facility and the start of construction of that branch. The Company expects to complete construction and open the branch for business during the first quarter of 2008.

The allowance for loan losses was $569,000 at June 30, 2007 and $637,000 at December 31, 2006. Non-performing assets were $2.8 million at June 30, 2007 and $4.6 million at December 31, 2006, respectively. During April and May 2007, two of the real estate owned properties were sold at gains totaling $84,000. In connection with the sale of one of these properties, $80,000 is being held in escrow for disputed property taxes. Management expects this dispute to be resolved before December 31, 2007. If resolved favorably, this will result in an additional gain. In the second quarter, the Company foreclosed on a commercial real estate loan of $1.8 million, which resulted in a charge-off of $26,000. The property is reported a real estate owned and included in nonperforming assets.

Total liabilities at June 30, 2007 were $187.1 million compared to $198.1 million at December 31, 2006. The decrease was due primarily to a decrease in deposits of $4.4 million, the repayment of $5.7 million in FHLB advances that matured during the quarter and the repayment of $800,000 of other borrowings.

Stockholders’ equity was $31.2 million at June 30, 2007 and $29.1 million at December 31, 2006. The increase in stockholders’ equity was due primarily to proceeds from the exercise of 144,620 options at an average per share price of $16.00. The majority of the exercises related to the President exercising 67,536 options, the Chief Operating Officer exercising 48,626 options, the Treasurer exercising 10,000 options and a director exercising 13,507 options. The options would have expired during the first quarter if not exercised.

RESULTS OF OPERATIONS

Net income increased to $172,000 for the quarter ended June 30, 2007 compared to net income of $71,000 for the quarter ended June 30, 2006. Net income decreased to $164,000 for the six months ended June 30, 2007 compared to $170,000 for the six months ended June 30, 2006.

Net interest income was $1.4 million for the quarter ended June 30, 2007 compared to $1.5 million for the same quarter in 2006. The net interest margin increased to 2.81% for the quarter ended June 30, 2007 from 2.73% for the same quarter in 2006. This was largely due to an increase in the spread to 2.56% for the quarter ended June 30, 2007 from 2.52% for the same quarter in 2006. The average yield on earning assets increased to 6.08% for the quarter ended June 30, 2007 from 5.69% for the same quarter in 2006. Average interest-earning assets for the quarter ended June 30, 2007 were $198.5 million compared to $217.9 million for the same quarter in 2006, a decrease of $19.4 million. The average cost of funds increased to 3.52% for the quarter ended June 30, 2007 from 3.17% for the quarter ended June 30, 2006. Average interest-bearing liabilities for

9.

the quarter ended June 30, 2007 were $184.1 million compared to $203.2 million for the same quarter in 2006, a decrease of $19.1 million. Net interest income was $2.8 million for the six months ended June 30, 2007 compared to $3.1 million for the same period in 2006. The net interest margin decreased to 2.77% for the six months ended June 30, 2007 from 2.79% for the same period in 2006. This was due to a decrease in the spread to 2.53% for the six months ended June 30, 2007 from 2.58% for the same period in 2006. The average yield on earning assets increased to 6.00% for the six months ended June 30, 2007 from 5.69% for the same period in 2006. Average interest-earning assets for the six months ended June 30, 2007 were $200.8 million compared to $218.8 million for the same period in 2006, a decrease of $18.0 million. The average cost of funds increased to 3.47% for the six months ended June 30, 2007 from 3.11% for the same period in 2006. Average interest-bearing liabilities for the six months ended June 30, 2007 were $186.5 million compared to $204.0 million for the same period in 2006, a decrease of $17.5 million.

10.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for loan losses recorded for the quarters ended June 30, 2007 and 2006.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2007 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased to $314,000 for the quarter ended June 30, 2007 from $130,000 for the quarter ended June 30, 2006. The change was primarily due to a gain on sale of securities and gains on sale of real estate owned in 2007. Noninterest income increased to $443,000 for the six months ended June 30, 2007 from $361,000 for the period ended June 30, 2006. The change was due to a gain on sale on securities and gains on sales of real estate owned in 2007 offset by a gain on sale of a real estate project in 2006.

Noninterest expense decreased to $1.5 million for the quarter ended June 30, 2007 from $1.6 million for the corresponding three month period in 2006. The change was due to a decrease in compensation costs. Noninterest expense decreased to $3.1 million for the six months ended June 30, 2007 from $3.2 million for the period ended June 30, 2006. The change was due to a decrease in compensation costs.

Income tax expense was $41,000 for the three-month period ended June 30, 2007 compared to federal income tax benefit of $4,000 for the three-month period ended June 30, 2006. The change in income tax was attributable to the increase in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense. Income tax benefit was $9,000 for the six months ended June 30, 2007 compared to income tax expense of $3,000 for the period ended June 30, 2006. The change in income tax was attributable to the decrease in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 35% at June 30, 2007.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $903,000 and $(421,000) in 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from

11.

investing activities were $1.7 million and $13.1 million in 2007 and 2006, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(9.3) million and $(4.1) million in 2007 and 2006, respectively.

At June 30, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.4 million, or 13.1% of adjusted total assets, which is above the required level of $8.6 million, or 4.0%; and total risk-based capital of $28.9 million, or 20.7% of risk-weighted assets, which is above the required level of $11.2 million, or 8.0%. The Bank at June 30, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

The Bank signed a commitment of $3.7 million to construct a new branch office. At June 30, 2007, the Bank had outstanding commitments to originate mortgage loans of $2.0 million, and $1.3 million in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2007 totaled $68.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

12.

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

Management has not yet completed the computation of NPV as of June 30, 2007 but estimates that the results would not be materially different than those presented above.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (b), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (b), no changes during the quarter ended June 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

13.

ITEM 5.	REGULATORY AGREEMENT

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

14.

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

PARK BANCORP, INC.

Date: August 6, 2007	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: August 6, 2007	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

16.