Form 10-Q
period 2007-09-30
PARK BANCORP INC
filed 2007-11-14
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the Registrant had outstanding 1,213,979 shares of common stock.

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

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$3,110	$2,911
Federal funds sold	5,725	9,429
Interest-bearing deposit accounts in other financial institutions	530	2,953

Total cash and cash equivalents	9,365	15,293

Securities available-for-sale	42,938	40,017
Loans receivable, net of allowance of $568 and $637	142,647	148,176
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	6,134	4,885
Accrued interest receivable	1,010	987
Bank-owned life insurance	7,609	7,393
Real estate owned	2,754	2,261
Other assets	1,589	2,754

Total assets	$219,469	$227,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,339	$7,463
Interest bearing deposits	129,424	135,465

Total deposits	135,763	142,928

Securities sold under repurchase agreements	3,227	3,227
Advances from borrowers for taxes and insurance	2,507	2,104
Federal Home Loan Bank advances	45,933	47,208
Other borrowings	—	800
Accrued interest payable	510	453
Other liabilities	981	1,349

Total liabilities	188,921	198,069
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; issued 2,914,028 and 2,768,509 shares	29	28
Additional paid-in capital	31,995	29,033
Retained earnings	29,501	29,898
Treasury stock at cost – 1,700,049 and 1,653,750 shares, at cost	(30,560)	(29,056)
Unearned ESOP shares	(347)	(436)
Accumulated other comprehensive loss	(70)	(347)

Total stockholders’ equity	30,548	29,120

Total liabilities and stockholders’ equity	$219,469	$227,189

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Interest income
Loans receivable	$2,339	$2,460	$7,137	$7,412
Securities	550	570	1,539	1,703
Other interest-bearing deposits	69	65	302	206

Total	2,958	3,095	8,978	9,321
Interest expense
Deposits	1,116	1,100	3,359	3,137
Borrowings	494	511	1,488	1,644

Total	1,610	1,611	4,847	4,781

Net interest income	1,348	1,484	4,131	4,540
Provision for loan losses	—	249	—	249

Net interest income after provision for loan losses	1,348	1,235	4,131	4,291

Noninterest income
Gain on sale of securities available-for-sale	—	—	74	—
Gain on sale of real estate owned	78	—	162	—
Service fee income	56	66	174	188
Earnings on bank-owned life insurance	73	72	216	207
Other operating income	10	21	34	125

Total noninterest income	217	159	660	520

Noninterest expense
Compensation and benefits	805	857	2,458	2,756
Occupancy and equipment expense	198	161	600	608
REO expense	122	245	354	329
Other operating expenses	372	444	1,156	1,258

Total noninterest expense	1,497	1,707	4,568	4,951

Income (loss) before income taxes	68	(313)	223	(140)

Income tax benefit	(7)	(115)	(16)	(112)

Net income (loss)	$75	$(198)	$239	$(28)

Basic earnings/(loss) per share	$.06	$(.19)	$.20	$(.03)
Diluted earnings/(loss) per share	$.06	$(.19)	$.20	$(.03)
Comprehensive income	$329	$55	$516	$78

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$239	$(28)
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	13	40
Gain on sale real estate owned	(162)	—
Gain on sale of securities available-for-sale	(74)	—
Provision for loan loss	—	249
Earnings on bank-owned life insurance, net	(216)	(207)
Depreciation expense	252	284
ESOP compensation expense	286	314
Stock option expense	18	18
Net change in:
Accrued interest receivable	(23)	12
Accrued interest payable	57	56
Other assets	1,022	(2,275)
Other liabilities	(368)	10

Net cash from/(used in) operating activities	1,044	(1,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	3,542	7,514
Purchase of securities available for sale	(9,981)	(4,313)
Maturities and calls of securities available-for-sale	3,340	6,000
Principal repayments on mortgage-backed securities	3,929	4,611
Proceeds from sales of securities available-for-sale	272	—
Proceeds from sales of real estate owned	1,656	—
Sale of Federal Home Loan Bank stock	—	2,931
Purchase of premises and equipment	(1,501)	(341)
Proceeds from sale of real estate development	—	703

Net cash from investing activities	1,257	17,105

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,165)	(4,759)
Net change in advances from borrowers for taxes and insurance	403	(966)
Federal Home Loan Bank advances	8,391	18,442
Repayments of Federal Home Loan Bank advances	(9,666)	(25,333)
Change in other borrowings	(800)	—
Dividends paid	(636)	(576)
Stock options exercised, including tax benefits	2,748	25
Purchase of treasury stock	(1,504)	(386)

Net cash used in financing activities	(8,229)	(13,553)

Net change in cash and cash equivalents	(5,928)	2,025
Cash and cash equivalents at beginning of period	15,293	5,193

Cash and cash equivalents at end of period	$9,365	$7,218

Supplemental disclosures of cash flow information
Transfer of loans to real estate owned	$1,987	2,052

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2007 and 2006

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2006
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902
Net loss	—	—	(28)	—	—	—	(28)
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	106	106

Total comprehensive income							78
Exercise of 1,250 stock options	—	25	—	—	—	—	25
Purchase of 11,800 shares of treasury stock	—	—	—	(386)	—	—	(386)
Stock based compensation		18		—			18
Dividends paid	—	—	(576)	—	—	—	(576)
ESOP shares earned	—	220	—	—	94	—	314

Balance at September 30, 2006	$27	$28,687	$30,060	$(28,483)	$(467)	$(449)	$29,375

2007
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120
Net income	—	—	239	—	—	—	239
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	277	277

Total comprehensive income							516
Exercise of 145,519 stock options, including tax benefits	1	2,747	—	—	—	—	2,748
Purchase of 46,299 shares of treasury stock	—	—	—	(1,504)	—	—	(1,504)
Stock based compensation	—	18	—	—	—	—	18
Dividends paid	—	—	(636)	—	—	—	(636)
ESOP shares earned	—	197	—	—	89	—	286

Balance at September 30, 2007	$29	$31,995	$29,501	$(30,560)	$(347)	$(70)	$30,548

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(table amounts in thousands of dollars, except share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank's subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of September 30, 2007 and December 31, 2006 and for the three-month and nine-month periods ended September 30, 2007 and 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by taxing authorities for the years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

5.

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

6.

Note 2—Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006.

	2007		2006
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Basic earnings per share
Net income (loss) as reported	$75	$239	$(198)	$(28)
Weighted average common shares outstanding	1,190,694	1,181,676	1,068,703	1,070,953

Basic earnings/(loss) per share	$.06	$.20	$(.19)	$(.03)

Diluted earnings per share
Net income (loss) as reported	$75	$239	$(198)	$(28)
Weighted average common shares outstanding	1,190,694	1,181,676	1,068,703	1,070,953
Dilutive effect of stock options	14,700	26,080	85,669	85,889

Weighted average common shares and dilutive potential common shares	1,205,394	1,207,756	1,154,372	1,156,842

Diluted earnings/(loss) per share	$.06	$.20	$(.19)	$(.03)

7.

Note 3—Stock Based Compensation

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company's common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. There were no options granted during the period ended September 30, 2007.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company's common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At September 30, 2007, no shares have been granted under this plan.

A summary of the activity in the plan for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	203,076	$17.30
Granted	—	—
Exercised	(145,519)	16.04
Forfeited	—	—

Outstanding at September 30, 2007	57,557	$20.49	4.1	$616

Options exercisable at September 30, 2007	48,490	$20.04	3.9	$541

Information related to the stock option plan for the nine months ended September 30, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$2,570	—
Cash received from option exercises	$2,334	—
Tax benefit realized from option exercises	$414	—

As of September 30, 2007, there was $6,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.3 years.

8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 to the same periods in 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2007 were $219.5 million compared to $227.2 million at December 31, 2006. The change was primarily due to a decrease of $6.0 million in interest bearing deposits and a decrease of $5.5 million in loans receivable offset by an increase of $2.9 million in securities.

The increase in premises and equipment during the year primarily resulted from the purchase of land at the cost of $453,000 for a new branch facility and the start of construction of that branch. The Company expects to complete construction and open the branch for business during the second quarter of 2008.

The allowance for loan losses was $568,000 at September 30, 2007 and $637,000 at December 31, 2006. Non-performing assets were $3.1 million at September 30, 2007 and $4.6 million at December 31, 2006, respectively. During April and May 2007, two of the real estate owned properties were sold at gains totaling $84,000. In connection with the sale of one of these properties, an additional gain of $78,000 was recorded in the third quarter upon resolution of disputed property taxes. In the second quarter, the Company foreclosed on a commercial real estate loan of $1.8 million, which resulted in a charge-off of $26,000. The property is reported as real estate owned and included in nonperforming assets.

Total liabilities at September 30, 2007 were $188.9 million compared to $198.1 million at December 31, 2006. The decrease was due primarily to a decrease in deposits of $7.2 million, a decrease of $1.3 million in FHLB advances and the repayment of $800,000 of other borrowings.

Stockholders’ equity was $30.5 million at September 30, 2007 and $29.1 million at December 31, 2006. The increase in stockholders’ equity was due primarily to proceeds from the exercise of 145,519 options at an average per share price of $16.04, net income of the Company and unrealized gain in available-for-sale securities offset by dividends paid and the repurchase of 46,299 shares at an average price of $32.48. The majority of the exercises related to the President exercising 67,536 options, the Chief Operating Officer exercising 48,626 options, the Treasurer exercising 10,000 options and a director exercising 13,507 options. The options would have expired during the first quarter if not exercised.

RESULTS OF OPERATIONS

Net income was $75,000 for the quarter ended September 30, 2007 compared to net loss of ($198,000) for the quarter ended September 30, 2006. Net income was $239,000 for the nine months ended September 30, 2007 compared to net loss of ($28,000) for the nine months ended September 30, 2006.

Net interest income was $1.3 million for the quarter ended September 30, 2007 compared to $1.5 million for the same quarter in 2006. The net interest margin decreased to 2.75% for the quarter ended September 30, 2007 from 2.82% for the same quarter in 2006. This was largely due to a decrease in the spread to 2.52% for the quarter ended September 30, 2007 from 2.60% for the same quarter in 2006. The average yield on earning assets increased to 6.04% for the quarter ended September 30, 2007 from 5.88% for the same quarter in 2006. Average interest earning assets for the quarter ended September 30, 2007 were $195.7 million compared to

9.

$210.6 million for the same quarter in 2006, a decrease of $14.9 million. The average cost of funds increased to 3.52% for the quarter ended September 30, 2007 from 3.28% for the quarter ended September 30, 2006. Average interest-bearing liabilities for the quarter ended September 30, 2007 were $183.1 million compared to $196.6 million for the same quarter in 2006, a decrease of $13.5 million. The net interest margin decrease to 2.76% for the nine months ended September 30, 2007 from 2.81% for the same period in 2006. This was due to a decrease in the spread to 2.53% for the nine months ended September 30, 2007 from 2.59% for the same period in 2006. The average yield on earning assets increased to 6.01% for the nine months ended September 30, 2007 from 5.76% for the same period in 2006. Average interest-earning assets for the nine months ended September 30, 2007 were $199.2 million compared to $215.7 million for the same period in 2006, a decrease of $16.5 million. The average cost of funds increased to 3.48% for the nine months ended September 30, 2007 from 3.17% for the same period in 2006. Average interest-bearing liabilities for the nine months ended September 30, 2007 were $185.5 million compared to $201.2 million for the same period in 2006.

10.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for loan losses recorded for the quarter ended September 30, 2007 and a provision for loan losses of $249,000 recorded for the quarter ended September 30, 2006. The change was due to the decline in loans receivable and the decline in nonperforming loans offset by increased credit risk from real estate market conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2007 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased to $217,000 for the quarter ended September 30, 2007 from $159,000 for the quarter ended September 30, 2006. The change was primarily due to a gain on sale of real estate owned in 2007. Noninterest income increased to $660,000 for the nine months ended September 30, 2007 from $520,000 for the period ended September 30, 2006. The change was due to a gain on sale on securities and gains on sales of real estate owned in 2007 offset by a gain on sale of a real estate project in 2006.

Noninterest expense decreased to $1.5 million for the quarter ended September 30, 2007 from $1.7 million for the corresponding three month period in 2006. The change was due to a decrease in compensation costs and expenses on non-performing assets. Noninterest expense decreased to $4.6 million for the nine months ended September 30, 2007 from $5.0 million for the period ended September 30, 2006. The change was due to a decrease in compensation costs.

The income tax benefit was $7,000 for the three-month period ended September 30, 2007 compared to federal income tax benefit of $115,000 for the three-month period ended September 30, 2006. The change in income tax was attributable to the increase in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense. Income tax benefit was $16,000 for the nine months ended September 30, 2007 compared to income tax expense of $112,000 for the period ended September 30, 2006. The change in income tax was attributable to the increase in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 32% at September 30, 2007.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $1.0 million and

11.

$(1.5) million in 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $1.3 million and $17.1 million in 2007 and 2006, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(8.2) million and $(13.6) million in 2007 and 2006, respectively.

At September 30, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.5 million, or 13.1% of adjusted total assets, which is above the required level of $8.7 million, or 4.0%; and total risk-based capital of $29.1 million, or 20.3% of risk-weighted assets, which is above the required level of $11.5 million, or 8.0%. The Bank at September 30, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

The Bank signed a commitment of $3.7 million to construct a new branch office. At September 30, 2007, the Bank had outstanding commitments to originate mortgage loans of $1.2 million, and $341,000 in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2007 totaled $71.6 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2007, the latest date for which information is available, the Bank's sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (24)% and would result in an $8.0 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

13.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2007, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

				NPV as a % of
	Net Portfolio Value			PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$20,959	$(11,941)	(36)%	10.23%	(474	)bp
+ 200 bp	24,967	(7,933)	(24)%	11.90%	(307	)bp
+ 100 bp	29,018	(3,882)	(12)%	13.51%	(146	)bp
0 bp	32,900	—	—	14.97%	—
- 100 bp	35,642	2,742	8%	15.92%	95	bp
- 200 bp	37,071	4,171	13%	16.33%	136	bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of September 30, 2007 but estimates that the results would not be materially different than those presented above.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (b), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (b), no changes during the quarter ended September 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

14.

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

The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. The Bank has already adopted and implemented some of the various plans, policies, and procedures required by the agreement, and intend to adopt and implement the rest. However, a failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

15.

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

16.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: November 14, 2007	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: November 14, 2007	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

17.