Form 10-K
period 2007-12-31
PARK BANCORP INC
filed 2008-03-28
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $25,048,000 based on the closing price of the common stock of $31.01 on June 30, 2007.

As of March 18, 2008, the Registrant had outstanding 1,204,974 shares of common stock.

Documents Incorporated by Reference

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated into Part III.

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

The officers and directors of the Bank maintain relationships with area contractors and real estate agents, which enable them to continually monitor the trends in housing construction and real estate sales in the Bank’s primary market areas. In addition, the Bank obtains information on real estate sales on a periodic basis through public records and is aware of a softening in the real estate market within its lending area.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2007, the Bank had total gross loans of $148.8 million, of which $86.4 million were one-to-four family residential mortgage loans, or 58.08% of the Bank’s total gross loans. The remainder of the portfolio consists of $23.9 million of multi-family mortgage loans, or 16.05% of total gross loans; $12.8 million of commercial real estate loans, or 8.59% of total gross loans; $9.5 million of construction and land loans, or 6.41% of total gross loans; and consumer and other loans of $16.2 million, or 10.87% of total gross loans. The Bank had no loans held for sale at December 31, 2007.

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

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four- family	$86,427	58.08%	$87,417	57.41%	$89,904	53.69%	$95,966	55.10%	$100,136	61.86%
Multi-family	23,882	16.05	22,748	14.94	27,939	16.68	27,527	15.80	19,167	11.84
Commercial	12,782	8.59	16,494	10.83	18,145	10.84	19,247	11.05	16,998	10.50
Construction and land	9,542	6.41	13,371	8.78	14,585	8.71	15,549	8.93	13,013	8.04
Consumer and other	16,176	10.87	12,239	8.04	16,879	10.08	15,887	9.12	12,559	7.76

Total loans, gross	148,809	100.00%	152,269	100.00%	167,452	100.00%	174,176	100.00%	161,873	100.00%

Undisbursed portion of loans	(1,857)		(3,083)		(5,918)		(4,802)		(1,812)
Net Deferred loan origination fees	(275)		(373)		(457)		(534)		(526)
Allowance for loan losses	(640)		(637)		(2,368)		(1,374)		(578)

Total loans, net	$146,037		$148,176		$158,709		$167,466		$158,957

4.

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2007. The table does not include principal prepayments.

	Real Estate Loans
	One-to- Four- Family	Multi- Family	Commercial	Construction and Land	Consumer and Other	Total Loans Receivable
Amounts due
One year or less	$27	$5,446	$907	$7,788	$8,588	$22,756
After one year	99	9,225	3,641	1,440	2,247	16,652
More than one year to three years	2,517	3,316	382	314	1,889	8,418
More than three years to five years	6,933	1,610	2,090	—	949	11,582
More than five years
More than ten years to twenty years	21,636	4,285	5,762	—	2,503	34,186
More than twenty years	55,215	—	—	—	—	55,215

Total due after December 31, 2008	86,400	18,436	11,875	1,754	7,588	126,053

Gross loans receivable	$86,427	$23,882	$12,782	$9,542	$16,176	$148,809

The following table sets forth at December 31, 2007 the dollar amount of total gross loans receivable contractually due after December 31, 2008 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2008
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$79,494	$6,906	$86,400
Multi-family	18,436	—	18,436
Commercial	11,875	—	11,875
Construction and land	1,600	154	1,754
Consumer and other	3,692	3,896	7,588

Total gross loans receivable	$115,097	$10,956	$126,053

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

5.

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
Beginning balance, net	$148,176	$158,709	$167,466
Loans originated
One-to-four-family	12,298	12,699	16,665
Multi-family	3,516	2,026	5,800
Commercial	538	1,301	5,431
Construction and land	3,858	5,309	8,168
Consumer	1,520	1,905	4,579

Total loans originated	21,730	23,240	40,643
Loans purchased	4,846	1,930	12,390

	26,576	25,170	53,033
Principal payments	(27,951)	(38,008)	(59,680)
Transfer to real estate owned	(1,987)	(2,261)	—
Change in allowance for loan losses	(3)	1,731	(994)
Change in undisbursed loan funds	1,226	2,835	(1,116)

Ending balance, net	$146,037	$148,176	$158,709

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

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2007, the Bank had $10.2 million in purchased mortgage loans and loan participations serviced by others, totaling 6.8% of the total loan portfolio. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank’s Executive Committee reviews and classifies the Bank’s assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2007, the Bank had $3.8 million of assets classified as “Special Mention,” and $2.6 million of assets classified as “Substandard.” No assets were classified as “Doubtful” or “Loss.”

8.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 2007, and 2006 the amount of interest income that would have been recognized on nonaccrual loans was $10,000, and $92,000, respectively, the comparable amounts for the remaining prior years presented was immaterial to the financial statements.

	At December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans
Residential real estate
One-to-four-family	$190	$461	$448	$370	$544
Multi-family	—	—	3,355	1,423	—
Commercial	—	1,835	941	958	—
Construction and land	—	—	—	336	—
Consumer and other	—	45	—	38	1

Total nonperforming loans	190	2,341	4,744	3,125	545
REO	2,449	2,261	132	84	76

Total nonperforming assets	$2,639	$4,602	$4,876	$3,209	$621

At December 31, 2007, there were 10 loans totaling $1.7 million that were 60 to 89 days delinquent.

	At December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses as a percent of gross loans receivable	0.43%	0.43%	1.41%	0.79%	0.36%
Allowance for loan losses as a percent of total nonperforming loans	336.84	27.21	49.92	43.97	106.06
Nonperforming loans as a percent of gross loans receivable(1)	0.13	1.54	2.83	1.79	0.34
Nonperforming assets as a percentage of total assets(1)	1.20	2.03	2.04	1.20	0.23

(1)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

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

9.

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	2007	2006	2005	2004	2003
Balance at beginning of year	$637	$2,368	$1,374	$578	$574
Provision for loan losses	75	249	997	816	—
Charge-offs
One-to-four-family	(8)	—	—	—	—
Multi-family	(27)	(1,615)	—	—	—
Commercial	—	(437)	—	—	—
Consumer and other	(37)	(5)	(3)	(20)	(22)

Total charge-offs	(72)	(2,057)	(3)	(20)	(22)
Recoveries	—	77	—	—	26

Balance at end of year	$640	$637	$2,368	$1,374	$578

Net charge-offs to average gross loans outstanding	0.05%	1.24%	—%	0.01%	—%

10.

The following table sets forth the amount of the Bank’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	At December 31,
	2007			2006			2005			2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
One-to-four-family	$319	49.85%	58.08%	$139	21.82%	57.41%	$217	9.16%	53.69%	$209	15.21%	55.11%	$200	34.60%	61.86%
Multi-family	47	7.34	16.05	68	10.67	14.94	1,576	66.56	16.68	616	44.83	15.79	61	10.55	11.84
Commercial	63	9.84	8.59	174	27.32	10.83	369	15.58	10.84	328	23.87	11.02	68	11.76	10.50
Construction and land	40	6.25	6.41	127	19.94	8.78	90	3.80	8.71	111	8.08	8.95	104	17.99	8.04
Consumer and other	171	26.72	10.87	129	20.25	8.04	116	4.90	10.08	110	8.01	9.13	145	25.10	7.76
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$640	100.00%	100.00%	$637	100.00%	100.00%	$2,368	100.00%	100.00%	$1,374	100.00%	100.00%	$578	100.0%	100.00%

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

All government agency securities held at December 31, 2007 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Government agency securities	$11,804	$11,937	$12,383	$12,251	$11,000	$10,819
Corporate notes	—	—	1,000	1,000	7,014	7,019
Mortgage-backed security
FNMA (1)	8,910	8,931	12,008	11,774	15,145	14,743
FHLMC (2)	4,477	4,527	6,156	6,085	8,419	8,303
GNMA (3)	1,667	1,668	2,241	2,215	2,917	2,881
Equity securities	6,708	6,719	6,755	6,692	6,482	6,372

Total available for sale	$33,566	$33,782	$40,543	$40,017	$50,977	$50,137

(1)	Federal National Mortgage Association.
(2)	Federal Home Loan Mortgage Corporation.
(3)	Government National Mortgage Association.

12.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities as of December 31, 2007. All of the Company’s securities are classified as available for sale. Equity securities have no stated maturity and are included in the total column only.

	At December 31, 2007
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Government agency securities	$998	4.00%	$4,004	3.77%	$6,935	4.70%	$—	—%	$11,937	4.33%
Mortgage-backed securities
FNMA	3	5.01	—	—	72	5.34	8,856	5.03	8,931	5.03
FHLMC	—	—	168	4.67	—	—	4,359	4.78	4,527	4.77
GNMA	—	—	—	—	—	—	1,668	4.73	1,668	4.73
Equity securities	—	—	—	—	—	—	—	—	6,719	5.14

Total securities	$1,001	4.00%	$4,172	3.81%	$7,007	4.71%	$14,883	4.92%	$33,782	4.75%

All government agency securities are callable at the option of the issuing agency. Callable rate FHLB advances totaled $25.0 million at December 31, 2007. The Company has call risk on both the investing and borrowing positions. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

13.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2007, the Bank had $69.4 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the years indicated:

	Years Ended December 31,
	2007	2006	2005
Net deposits (withdrawals)	$(8,721)	$(8,842)	$(19,970)
Interest credited on deposit accounts	2,767	2,766	2,849

Total increase (decrease) in deposit accounts	$(5,954)	$(6,076)	$(17,121)

At December 31, 2007, the Bank had $20.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$2,730	4.73%
Over three through six months	7,498	4.10
Over six through twelve months	7,582	5.01
Over twelve months	2,876	4.64

Total	$20,686	4.59%

14.

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$28,594	20.88%	$29,982	20.98%	$35,469	23.81%
Money market savings accounts	8,426	6.15	8,032	5.63	7,556	5.07
NOW accounts	8,773	6.40	10,097	7.06	7,916	5.31
Non-interest-bearing accounts	5,707	4.17	7,463	5.22	6,525	4.38

Total transaction accounts	51,500	37.60	55,574	38.88	57,466	38.57
Certificate accounts
0.00% to 0.99%	50	0.04	—	—	—	—
1.00% to 1.99%	—	—	—	—	2,257	1.51
2.00% to 2.99%	267	0.19	2,352	1.65	16,769	11.25
3.00% to 3.99%	21,960	16.03	25,767	18.03	35,065	23.53
4.00% to 4.99%	28,080	20.50	28,836	20.17	35,873	24.08
5.00% to 5.99%	35,117	25.64	28,855	20.19	118.08
6.00% to 6.99%	—	—	1,544	1.08	1,456.98

Total certificate accounts	85,474	62.40	87,354	61.12	91,538	61.43

Total deposits	$136,974	100.00%	$142,928	100.00%	$149,004	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2007.

	Period to Maturity from December 31, 2007
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
0.00% to 0.99%	$50	$—	$—	$—	$—	$50
1.00% to 1.99%	—	—	—	—	—	—
2.00% to 2.99%	267	—	—	—	—	267
3.00% to 3.99%	18,257	3,039	483	181	—	21,960
4.00% to 4.99%	18,637	5,092	3,184	521	646	28,080
5.00% to 5.99%	32,226	2,870	—	21	—	35,117

Total	$69,437	$11,001	$3,667	$723	$646	$85,474

15.

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $46.1 million of FHLB advances outstanding at December 31, 2007, which carry interest rates ranging from 2.69% to 5.05% and mature on various dates, subject to certain call options by the FHLB.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006
Balance at year end	$3,234	$3,227
Maximum month-end balance during the year	3,234	3,227
Average balance during the year	3,228	3,223
Average interest rate at year end	3.97%	3.97%
Average interest rate during the year	3.97%	3.94%

Subsidiary Activities

The Company has engaged in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly owned subsidiaries, PBI and GPS. There was $0, $85,000 and $0 gain on the sales of real estate held for development for the years ended December 31, 2007, 2006 and 2005, respectively.

Employees

At December 31, 2007, the Company had 52 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

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

The Bank entered into a Supervisory Agreement (“the Agreement”) with the OTS effective February 26, 2007. The Agreement provides that the Bank will take a number of actions including, but not limited to, (1) adherence to certain regulatory compliance standards; (2) preparation of an updated three-year business plan; (3) adoption of policies and procedures relating to the preparation and filing of suspicious activities reports; (4) adoption of revised policies for the classification of assets, loan underwriting, and allowance for loan and lease losses; (5) board of director monitoring and preparation of a resolution plan for certain real estate owned property; and (6) the establishment of a board committee which will oversee corrective action relating to the recent OTS examination report, third-party reviews, and internal and external audits.

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

Patriot Act of 2001. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorists’ attacks, requires bank regulators to consider a financial institution’s compliance with the Bank Secrecy Act (“BSA”) when reviewing applications from financial institutions. Under

17.

the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United Stated Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The BSA also requires the Bank to establish and follow customer identification procedures when opening new accounts for customers. The Bank’s compliance with the BSA therefore will be considered by its federal regulators when reviewing applications submitted by the Bank.

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

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2007.

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

The Company is located and conducts its business at the Bank’s main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has branch locations at 2740 West 55th Street, Chicago, Illinois 60632 and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all three of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The Bank has purchased four parcels of property, for a price of $1.0 million, for its new branch location at 47th and Honore in Chicago, Illinois, 60609. This branch is scheduled to open during 2008.

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2007.

20.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ National Market under the symbol “PFED.” The Company had 470 stockholders of record at December 31, 2007. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2007 and 2006.

	2007			2006
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$34.75	$33.25	$0.18	$35.50	$31.41	$0.18
Second quarter	35.00	29.00	0.18	35.30	31.49	0.18
Third quarter	32.25	28.54	0.18	35.00	31.10	0.18
Fourth quarter	31.00	23.42	0.18	36.00	32.65	0.18

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on August 2, 2005. The Company repurchased 4,500 shares in the first quarter of 2007 at an average price of $34.05; the repurchase program was completed with the repurchase of 7,286 shares with an average price of $33.99 per share during the second quarter of 2007 which completed the approved repurchase program. The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on May 15, 2007. An additional 6,914 shares were repurchased in the second quarter of 2007 with an average price of $32.49 per share under the new program; 27,599 shares were repurchased with an average price of $31.83 per share during the third quarter of 2007; no shares were repurchased in the fourth quarter of 2007. A total of 15,487 shares remain available for repurchase under the program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
Total assets	$220,052	$227,189	$239,468	$267,620	$266,063
Cash and cash equivalents	15,443	15,293	5,193	13,752	11,081
Securities available for sale	33,782	40,017	50,137	59,728	72,058
Loans receivable, net(1)	146,037	148,176	158,709	167,466	158,957
Deposits	136,974	142,928	149,004	166,125	170,462
Securities sold under repurchase agreements	3,234	3,227	3,222	3,369	6,904
FHLB advances	46,139	47,208	53,499	63,871	55,175
Stockholders’ equity	30,277	29,120	29,902	30,907	29,540

21.

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
Interest income	11,990	12,298	13,265	13,689	13,653
Interest expense	6,457	6,436	5,826	5,277	5,972
Net interest income	5,533	5,862	7,439	8,412	7,681
Provision for loan losses	75	249	997	816	—
Noninterest income	793	652	794	2,053	1,090
Noninterest expense	6,602	6,411	6,449	5,959	5,380
Income tax (benefit) expense	(234)	(146)	157	1,162	1,141
Net income (loss)	(117)	—	630	2,528	2,250

22.

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Performance ratios:
Return on average assets	(0.05)%	—	0.25%	0.93%	0.85%
Return on average equity	(0.38)	—	2.06	8.33	7.61
Average equity to average assets	13.92	12.70	12.02	11.22	11.23
Net interest rate spread(2)	2.55	2.53	2.97	3.16	2.86
Net interest margin(3)	2.78	2.74	3.15	3.32	3.07
Efficiency ratio(4)	104.36	98.42	78.33	56.94	61.34
Noninterest expense to average assets	3.00	2.75	2.53	2.20	2.04

Asset quality ratios:
Nonperforming loans as a percent of gross loans receivable(5)	0.13%	1.54%	2.83%	1.79%	0.34%
Nonperforming assets as a percentage of total assets(5)	1.20	2.03	2.04	1.20	0.23
Allowance for loan losses as a percent of gross loans receivable	0.43	0.43	1.41	0.79	0.36
Allowance for loan losses as a percent of nonperforming loans(5)	336.84	27.21	49.92	43.97	106.06

Other data:
Number of full service offices	3	3	3	3	3

(1)	The allowance for loan losses at December 31, 2007, 2006, 2005, 2004, and 2003 was $640, $637, $2,368, $1,374, and $578, respectively.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(4)	The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.
(5)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

23.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

24.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2007, 2006, and 2005. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings asset
Securities, net(1)	$28,472	$1,309	4.60%	31,036	1,306	4.21%	$34,656	$1,531	4.42%
Loans receivable(2)	144,276	9,556	6.62	153,680	9,769	6.36	162,195	10,292	6.35
Mortgage-backed securities, net(1)	17,382	690	3.97	22,766	906	3.98	31,540	1,182	3.75
Interest-earning deposits and other investments	8,823	435	4.93	6,087	317	5.21	7,916	260	3.28

Total interest-earning assets	198,953	11,990	6.03	213,569	12,298	5.76	236,307	13,265	5.61

Non-interest-earning assets	21,277			19,148			18,735

Total assets	$220,230			$232,717			$255,042

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$29,552	226	0.76	31,859	244	0.77	$34,585	266	0.77
Money market savings accounts	8,133	316	3.89	7,600	193	2.54	9,043	143	1.58
NOW accounts	15,950	48	0.30	16,546	63	0.38	16,547	57	0.34
Certificate accounts	84,480	3,886	4.60	90,092	3,738	4.15	98,606	3,103	3.15

Total deposits	138,115	4,476		146,097	4,238		158,781	3,569	2.25
FHLB advances and other borrowings	47,370	1,981	4.18	53,312	2,198	4.12	62,012	2,257	3.64

Total interest-bearing liabilities	185,485	6,457	3.48	199,409	6,436	3.23	220,793	5,826	2.64

Non-interest-bearing liabilities	4,083			3,747			3,604

Total liabilities	189,568			203,156			224,397
Stockholders’ equity	30,662			29,561			30,645

Total liabilities and stockholders’ equity	$220,230			$232,717			$255,042

Net interest income		$5,533			$5,862			$7,439

Net interest rate spread(3)			2.55%			2.53%			2.97%
Net interest margin(4)			2.78%			2.74%			3.15%
Ratio of average interest-earning assets to average interest-bearing liability	107.26%			107.10%			107.03%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

25.

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

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Securities, net	$(105)	$108	$3	$(160)	$(65)	$(225)
Loans receivable, net	(571)	358	(213)	(538)	15	(523)
Mortgage-backed securities, net	(214)	(2)	(216)	(328)	52	(276)
Interest-earning deposits and other investments	143	(25)	118	(59)	116	57

Total interest-earning assets	(747)	439	(308)	(1,085)	118	(967)

Interest expense on
Passbook savings accounts	(15)	(3)	(18)	(22)	—	(22)
Money market savings accounts	14	109	123	(23)	73	50
NOW accounts	(2)	(13)	(15)	—	6	6
Certificate accounts	(234)	382	148	(269)	904	635
FHLB advances and other borrowings	(246)	29	(217)	(307)	248	(59)

Total interest-bearing liabilities	(483)	504	21	(621)	1,231	(610)

Change in net interest income	$(264)	$(65)	$(329)	$(464)	$(1,113)	$(1,577)

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets at December 31, 2007 were $220.1 million compared to $227.2 million at December 31, 2006, a decrease of $7.1 million. Securities available for sale decreased $6.2 million to $33.8 million at December 31, 2007 from $40.0 million at December 31, 2006. The decrease in securities available for sale was due to repayments and calls on securities. During 2007, loans decreased $2.1 million to $146.0 million, primarily due to a lower volume of loan originations. These decreases were partially offset by an increase of $2.1 million in premises and equipment, the result of the Bank’s proposed new branch location on 47th Street in Chicago, Illinois.

Total liabilities at December 31, 2007 were $189.8 million compared to $198.1 million at December 31, 2006. Deposits decreased $6.0 million to $137.0 million at December 31, 2007 from December 31, 2006; this decrease was the result of competition and the Bank managing its interest rate risk. Advances from the Federal Home Loan Bank and other borrowings decreased $1.1 million and $800,000, respectively at December 31, 2007 from the same period in 2006 as less liquidity was required throughout the year.

26.

Stockholders’ equity at December 31, 2007 was $30.3 million, which is equivalent to 13.8% of total assets. Book value at December 31, 2006 was $25.61 per share. The increase in stockholders’ equity from December 31, 2007 was primarily attributable to the repurchase of 46,299 shares at an average price of $32.48, dividends paid of $843,000 and a net loss of $117,000, offset by unrealized gain on securities available for sale of $489,000, and 145,519 options exercised at an average price of $18.89.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General

Net loss was $117,000 during 2007, compared to $0 net income in 2006. The change is primarily due to decreases in the Company’s net interest income of $329,000 and an increase in noninterest expense of $191,000, offset by a decrease in the loan loss provision of $174,000, and increases in noninterest income of $141,000 and income tax benefit of $88,000.

Net Interest Income

Interest income in 2007 was $12.0 million, compared to $12.3 million in 2006. Average yield on interest-earning assets increased to 6.03% in 2007, compared to 5.76% in 2006, offset by a decrease of $14.6 million in average interest-earning assets during 2007 from 2006.

Interest expense in 2007 was $6.5 million compared to $6.4 million in 2006. The change in interest expense is due to a 25 basis point increase in the average cost of interest–bearing liabilities offset by a decrease of $13.9 million in average interest-bearing liabilities from 2006.

Net interest income in 2007 was $5.5 million compared to $5.9 million in 2006. The net interest rate spread and net interest margin was 2.55% and 2.78% in 2007 compared to 2.53% and 2.74% in 2006, respectively.

27.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. The provision for loan losses was $75,000 and $249,000 in 2007 and 2006, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2007 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2007 was $793,000 compared to $652,000 in 2006. The change was primarily due to a $74,000 gain on the sales of securities realized during 2007, a gain on the sale of real estate owned of $162,000 also realized in 2007 offset by a decrease in gain on the sale of real estate held for development of $85,000.

Noninterest Expense

Noninterest expense in 2007 was $6.6 million, an increase of $191,000 from 2006. The change was primarily due to decreases in compensation expense, occupancy and equipment expense and advertising expense of $349,000, $35,000 and $47,000, respectively, offset by increases in real estate owned expense of $427,000 and a loss on security impairment of $168,000. The real estate owned expense was incurred in connection with maintaining the three properties that were transferred to real estate owned during 2006 and a write-down of the carrying value in the fourth quarter of 2007 from declining real estate values. The Company recognized a $168,000 other-than-temporary impairment loss on its mutual fund investment which has been in an unrealized loss position since 2003.

Income Taxes

An income tax benefit of $234,000 was recognized in 2007 compared to the income tax benefit of $146,000 recognized in 2006. The increase in income tax benefit was due to a larger pre-tax loss in 2007 compared to 2006.

28.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General

There was no net income during 2006, which was a decrease of $630,000 from 2005. The change is primarily due to decreases in the Company’s net interest income of $1.6 million, and noninterest income of $142,000 offset by decreases in noninterest expense of $38,000, loan loss provision of $748,000 and a decrease in income tax expense of $303,000.

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

29.

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

30.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank’s average regulatory liquidity ratios were 22.37%, 21.82%, and 36.26% for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $1.3 million, $(423,000), and $2.4 million in 2007, 2006, and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $6.6 million, $23.6 million and $18.3 million in 2007, 2006 and 2005, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash used in financing activities was $(7.7) million, $(13.1) million, and $(29.2) million in 2007, 2006, and 2005, respectively.

At December 31, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.4 million, or 13.0% of adjusted total assets, which is above the required level of $8.8 million, or 4.0%; and total risk-based capital of $29.0 million, or 20.2% of risk-weighted assets, which is above the required level of $11.5 million, or 8.0%.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2007, cash and short-term investments totaled $15.4 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds.

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

31.

There are many factors affecting the allowance for loan losses; some quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that could adversely affect earnings or financial position in future periods. Management is monitoring credit risk trends and the impact on the allowance for loan losses analysis.

Real Estate Owned: Real estate acquired through foreclosure and similar proceedings is carried at cost (fair value at the date of foreclosure) or at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed. Real estate values are declining in the Company’s market and management is monitoring the values of its real estate owned properties.

Commitments

At December 31, 2007, the Bank had outstanding commitments to originate mortgage loans of $504,000, as compared to $454,000 in 2006. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2007 totaled $69.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new funds, which may result in higher levels of interest expense.

32.

The following tables disclose contractual obligations and commitments of the Company as of December 31, 2007:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Securities sold under agreements to repurchase	$3,234	$134	$3,100	$—	$—
FHLB advances	46,139	9,279	11,860	—	25,000

Total contractual cash obligations	$49,373	$9,413	$14,960	$—	$25,000

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Standby letters of credit	$341	$341	$—	$—	$—
Loans in process	1,857	1,857	—	—	—
Unused lines of credit	3,928	3,928	—	—	—
Loan commitments	504	504	—	—	—

Total commitments	$6,630	$6,630	$—	$—	$—

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

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As

33.

of December 31, 2007, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (15)% and would result in a $4.9 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2007 and 2006 assuming an instantaneous and sustained change in market interest rates of 300, 200 and 100, basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2007

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$25,258	$(8,420)	(25)%	11.82%	(306	) bp
+200 bp	28,764	(4,914)	(15)	13.18	(170	) bp
+100 bp	31,698	(1,980)	(6)	14.24	(64	) bp
0 bp	33,678	—	—	14.88	—
-100 bp	34,280	602	2	14.96	8	bp
-200 bp	33,950	273	1	14.67	(21	) bp
-300 bp	N / A	N / A	N / A	N / A	N /A

34.

December 31, 2006

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$23,274	$(10,861)	(32)%	10.76%	-400	bp
+200 bp	27,089	(7,046)	(21)	12.24	-252	bp
+100 bp	30,858	(3,277)	(10)	13.63	-113	bp
0 bp	34,135	—	—	14.76	—
-100 bp	36,212	2,077	6	15.40	64	bp
-200 bp	36,804	2,669	8	15.46	70	bp
-300 bp	N / A	N / A	N / A	N / A	N / A

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

See Item 9A(T) below.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The management of Park Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Park Bancorp, Inc.’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

35.

Park Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective, based on those criteria.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 20, 2008 under the caption “Election of Directors—Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Corporate Governance—Meetings of the Board of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(b)	Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s definitive proxy statement under the caption “Election of Directors-Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

36.

(c)	The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available at no charge upon request to the Company’s Chief Financial Officer.

37.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Directors’ Compensation”, “Summary Compensation Table”, “Executive Compensation”, and “Compensation Committee – Compensation Committee Report “.

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

38.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1, 2   Financial Statements and Schedules

See Index to Financial Information on page F-1.

3	Exhibits

See Exhibit Index on page i.

39.

PARK BANCORP, INC. AND SUBSIDIARIES

Chicago, Illinois

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 18, 2008

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

(In thousands, except share and per share data)

	2007	2006
ASSETS
Cash and due from banks	$2,104	$2,911
Federal funds sold	11,542	9,429
Interest-bearing deposits with other financial institutions	1,797	2,953

Total cash and cash equivalents	15,443	15,293
Securities available for sale	33,782	40,017
Loans receivable, net of allowance of $640 and $637	146,037	148,176
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	6,983	4,885
Accrued interest receivable	885	987
Bank-owned life insurance	7,679	7,393
Real estate owned	2,449	2,261
Other assets	1,371	2,754

Total assets	$220,052	$227,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$5,707	$7,463
Interest-bearing	131,267	135,465

Total deposits	136,974	142,928
Securities sold under repurchase agreements	3,234	3,227
Advances from borrowers for taxes and insurance	1,834	2,104
Federal Home Loan Bank advances	46,139	47,208
Other borrowings	—	800
Accrued interest payable	485	453
Other liabilities	1,109	1,349

Total liabilities	189,775	198,069

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued, 2,914,028 and 2,768,509 shares	29	28
Additional paid-in capital	32,045	29,033
Retained earnings	28,938	29,898
Treasury stock, 1,700,049 and 1,653,750 shares, at cost	(30,560)	(29,056)
Unearned ESOP shares	(317)	(436)
Accumulated other comprehensive income (loss)	142	(347)

Total stockholders’ equity	30,277	29,120

Total liabilities and stockholders’ equity	$220,052	$227,189

See accompanying notes.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006, and 2005

(In thousands, except share and per share data)

	2007	2006	2005
Interest income
Loans receivable	$9,556	$9,769	$10,292
Securities	1,999	2,212	2,713
Interest-bearing deposits with other financial institutions	435	317	260

	11,990	12,298	13,265

Interest expense
Deposits	4,476	4,238	3,569
Federal Home Loan Bank advances and other borrowings	1,981	2,198	2,257

	6,457	6,436	5,826

Net interest income	5,533	5,862	7,439

Provision for loan losses	75	249	997

Net interest income after provision for loan losses	5,458	5,613	6,442

Non-interest income
Gains on sales of securities	74	—	152
Service charge income	227	244	288
Gain (loss) on sale of real estate owned	162	(9)	36
Gain on sale of real estate held for development	—	85	—
Earnings on bank-owned life insurance	286	274	271
Other operating income	44	58	47

	793	652	794

Non-interest expense
Compensation and benefits	3,255	3,604	3,765
Occupancy and equipment	782	817	874
Federal deposit insurance premiums	188	166	92
Data processing services	227	208	202
Advertising	69	116	164
Professional fees	302	356	397
Low income housing investment losses	80	100	273
Real estate owned	816	389	—
Loss on security impairment	168	—	—
Other operating expenses	715	655	682

	6,602	6,411	6,449

Income (loss) before income taxes	(351)	(146)	787
Income tax (benefit) expense	(234)	(146)	157

Net income (loss)	$(117)	$—	$630

Basic earnings per share	$(0.10)	$—	$0.59
Diluted earnings per share	$(0.10)	$—	$0.54

See accompanying notes.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006, and 2005

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance at January 1, 2005	$27	$27,819	$30,797	$(27,070)	$(694)	$28	$30,907
Comprehensive income
Net income	—	—	630	—	—	—	630	$630
Change in fair value of securities available for sale, net	—	—	—	—	—	(583)	(583)	(583)

Total comprehensive income								$47

Cash dividends declared ($0.72 per share)	—	—	(763)	—	—	—	(763)
Purchase of 32,927 shares of treasury stock	—	—	—	(1,027)	—	—	(1,027)
Exercise of 16,107 stock options	—	331	—	—	—	—	331
ESOP shares released	—	274	—	—	133	—	407

Balance at December 31, 2005	27	28,424	30,664	(28,097)	(561)	(555)	29,902
Comprehensive income
Net income	—	—	—	—	—	—	—	$—
Change in fair value of securities available for sale, net	—	—	—	—	—	208	208	208

Total comprehensive income								$208

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006, and 2005

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Cash dividends declared ($0.72 per share)	$—	$—	$(766)	$—	$—	$—	$(766)
Stock-based compensation	—	24	—	—	—	—	24
Purchase of 28,780 shares of treasury stock	—	—	—	(959)	—	—	(959)
Exercise of 18,264 stock options	1	292	—	—	—	—	293
ESOP shares earned	—	293	—	—	125	—	418

Balance at December 31, 2006	28	29,033	29,898	(29,056)	(436)	(347)	29,120
Comprehensive income
Net loss	—	—	(117)	—	—	—	(117)	$(117)
Change in fair value of securities available for sale, net	—	—	—	—	—	489	489	489

Total comprehensive income								$372

Cash dividends declared ($0.72 per share)	—	—	(843)	—	—	—	(843)
Stock-based compensation	—	24	—	—	—	—	24
Purchase of 46,299 shares of treasury stock	—	—	—	(1,504)	—	—	(1,504)
Exercise of 145,519 stock options, including tax benefits	1	2,748	—	—	—	—	2,749
ESOP shares earned	—	240	—	—	119	—	359

Balance at December 31, 2007	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277

See accompanying notes.

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(117)	$—	$630
Adjustments to reconcile net income (loss) to net cash from operating activities
Net premium amortization on securities	19	46	111
Interest credited on time deposits	—	—	(18)
Dividend reinvestments	(317)	(274)	(194)
Gains on sales of securities	(74)	—	(152)
Loss on security impairment	168	—	—
Write-down of REO property	305	—	—
Gain on sale of real estate held for development	—	(85)	—
(Gain) loss on sale of real estate owned	(162)	9	(36)
Earnings on bank-owned life insurance	(286)	(274)	(271)
Provision for loan losses	75	249	997
Depreciation	331	390	401
Deferred income tax (benefit)	(324)	309	(214)
Deferred loan fees	(98)	(84)	(77)
ESOP expense	359	418	407
Stock-based compensation expense	24	24	—
FHLB stock dividends	—	—	(558)
Net change in accrued interest receivable	102	71	127
Net change in other assets	1,454	(1,383)	627
Net change in accrued interest payable	32	(24)	91
Net change in other liabilities	(240)	185	485

Net cash from operating activities	1,251	(423)	2,356

Cash flows from investing activities
Maturities and calls of securities	13,475	11,000	—
Purchases of securities	(11,881)	(6,371)	(2,826)
Sales of securities	272	—	1,374
Principal repayments on mortgage-backed securities	5,315	6,033	10,394
Sale of FHLB stock	—	4,370	1,901
Maturities of time deposits	—	—	1,105
Net change in loans	5,021	10,037	20,095
Loans purchased	(4,846)	(1,930)	(12,390)
Expenditures for premises and equipment	(2,429)	(355)	(506)
Purchase of bank-owned life insurance	—	—	(1,000)
Proceeds from the sale of real estate held for development	—	703	—
Proceeds from sales of real estate owned	1,656	126	120

Net cash from investing activities	6,583	23,613	18,267

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from financing activities
Net change in deposits	$(5,954)	$(6,076)	$(17,121)
Net change in securities sold under repurchase agreements	7	5	(147)
Net change in advances from borrowers for taxes and insurance	(270)	(96)	(83)
Stock options exercised	2,749	293	331
Dividends paid to stockholders	(843)	(766)	(763)
Purchases of treasury stock	(1,504)	(959)	(1,027)
FHLB advances	13,391	29,042	18,334
Repayment of FHLB advances	(14,460)	(35,333)	(28,706)
Other borrowings	(800)	800	—

Net cash from financing activities	(7,684)	(13,090)	(29,182)

Net change in cash and cash equivalents	150	10,100	(8,559)
Cash and cash equivalents at beginning of year	15,293	5,193	13,752

Cash and cash equivalents at end of year	$15,443	$15,293	$5,193

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$6,425	$6,460	$5,735
Income taxes	—	—	320
Non-cash activity
Loans transferred to real estate owned	1,987	2,261	—

See accompanying notes.

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), which conduct real estate development activities. The Bank has two wholly owned subsidiaries: GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. (“GPS”), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Interest on securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

Loan Origination Fees: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan using the level-yield method without anticipating prepayments.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

Real Estate Owned: Real estate acquired through foreclosure and similar proceedings is carried at the lower of cost (fair value at the date of foreclosure) or fair value less estimated costs to sell. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. A valuation allowance of $305,000 was recorded in 2007. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

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

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no impact on the Company’s financial condition or results of operations.

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

Stock Compensation: Effective January 1, 2006, the Company adopted Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, the Company records stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005.

Net income as reported	$630
Deduct: Stock-based compensation expense determined under fair-value-based method	(12)

Pro forma net income	$618

Basic earnings per share as reported	$0.59
Pro forma basic earnings per share	0.58

Diluted earnings per share as reported	$0.54
Pro forma diluted earnings per share	0.53

Cash Flows: For the purpose of this statement, cash and cash equivalents are defined to include the Company’s cash on hand, demand balances, interest-bearing deposits with other financial institutions, and investments in certificates of deposit with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements, advances from borrowers for taxes and insurance, and short-term line of credit borrowings.

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

Effect of Recently-Issued Standards

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption on January 1, 2008 had no impact on the Company’s financial condition or results of operations.

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007
Government agency securities	$11,937	$135	$(2)
Equity securities	6,719	15	(4)
Mortgage-backed securities	15,126	102	(30)

	$33,782	$252	$(36)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006
Corporate notes	$1,000	$—	$—
Government agency securities	12,251	3	(135)
Equity securities	6,692	80	(143)
Mortgage-backed securities	20,074	21	(352)

	$40,017	$104	$(630)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at year-end 2007 and 2006 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2007
Government agency securities	$—	$—	$2,998	$(2)	$2,998	$(2)
Equity securities	106	(4)	—	—	106	(4)
Mortgage-backed securities	761	(2)	6,295	(28)	7,056	(30)

Total temporarily impaired	$867	$(6)	$9,293	$(30)	$10,160	$(36)

December 31, 2006
Government agency securities	$2,052	$(7)	$7,872	$(128)	$9,924	$(135)
Equity securities	—	—	5,980	(143)	5,980	(143)
Mortgage-backed securities	101	(1)	16,721	(351)	16,822	(352)

Total temporarily impaired	$2,153	$(8)	$30,573	$(622)	$32,726	$(630)

Except for its mutual fund investment as explained in the following paragraph, unrealized losses on the above securities have not been recognized into income because the issuers of these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The Company’s management believes that the fair value of these securities will recover in the future, or as the security approaches maturity.

At December 31, 2007, the Company recognized a $168,000 other-than-temporary impairment loss on its mutual fund investment. The mutual fund has been in an unrealized loss position since 2003 with a decline as much as 2.7%. The amortized cost basis was $6.4 million and its fair value was 2.6% less at December 31, 2007. The mutual fund’s fair value traditionally reacted inversely with short-term interest rates, although during 2007 it ceased to react to short-term interest rate changes and management believed it could no longer forecast a recovery within a reasonable holding period. Even though management does not perceive credit loss exposure and intends to hold the mutual fund for the foreseeable future, the unrealized loss was deemed to be other-than-temporary and the loss was recognized through earnings.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of securities at December 31, 2007 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

Fair Value
Due within one year	$998
Due one to five years	4,004
Due five years to ten years	6,935
Due after ten years	—

11,937
Equity securities	6,719
Mortgage-backed securities	15,126

$33,782

Securities with a carrying value of $8,100,000 and $8,944,000 at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2007	2006	2005
Proceeds from sales	$272	$—	$1,374
Gross realized gains	74	—	152
Gross realized losses	—	—	—

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans to and obtains deposits from customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at year end:

	2007	2006
Mortgage loans
Principal balances
One-to-four-family residential	$86,427	$87,417
Multi-family residential	23,882	22,748
Commercial, construction, and land	22,324	29,865

	132,633	140,030
Undisbursed portion of loans	(1,857)	(3,083)
Net deferred loan origination fees	(275)	(373)

Total mortgage loans	130,501	136,574
Consumer loans	6,026	5,358
Participations and loans purchased	10,150	6,881
Allowance for loan losses	(640)	(637)

	$146,037	$148,176

A summary of activity in the allowance for loan losses follows:

	2007	2006	2005
Beginning balance	$637	$2,368	$1,374
Provision for loan losses	75	249	997
Recoveries	—	77	—
Loans charged off	(72)	(2,057)	(3)

Ending balance	$640	$637	$2,368

The Company had impaired loans of $0, $1,835,000, and $4,296,000 at December 31, 2007, 2006, and 2005, respectively. An allowance of $0, $73,000, and $1,795,000 has been designated for these loans at December 31, 2007, 2006, and 2005, respectively. No interest income was recognized during the impairment. There were no impaired loans without an allowance for loan losses allocated.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Non-performing loans were as follows:

	December 31,
	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	190	2,341

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The Company has granted loans to certain officers, directors, and their related interests. Activity in the loan accounts of officers, directors, and their related interests follows for the year ended December 31, 2007:

Balance at beginning of year	$658
Loans originated	—
Principal repayments	(10)

Balance at end of year	$648

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2007	2006
Cost
Land	$918	$918
Buildings and improvements	3,770	3,823
Real estate held for future expansion	3,414	1,017
Furniture and fixtures	1,113	1,825

Total cost	9,215	7,583
Less accumulated depreciation	(2,232)	(2,698)

	$6,983	$4,885

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 5 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $20,686,000 at December 1, 2007 and $18,218,000 at December 31, 2006.

At December 31, 2007, scheduled maturities of certificates of deposit are as follows:

2008	$69,437
2009	11,001
2010	3,667
2011	723
2012	624
Thereafter	22

$85,474

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the FHLB were as follows:

	2007	2006
Maturities February 2008 through October 2017, primarily fixed rates from 2.69% to 5.05%	$46,139	$45,208

Matured in July 2007, at a current floating rate of 1 month LIBOR +2.00% with a cap of 5.00%	—	2,000

Total	$46,139	$47,208

Average interest rate	4.12%	4.25%

The Company may incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $25.0 million are callable quarterly in whole or in part by the FHLB.

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 6 - FEDERAL HOME LOAN ADVANCES (Continued)

Maturities over the next five years and thereafter are:

2008	$9,279
2009	8,675
2010	3,185
Thereafter	25,000

$46,139

NOTE 7 - OTHER BORROWING

The Company’s other borrowing consists of a note payable $2,000,000 line of credit with a correspondent bank. The line of credit is secured by all of the stock of the Bank and matures on July 31, 2008. The balances outstanding on the line of credit were $0 and $800 at December 31, 2007 and 2006, respectively. Interest on the line is payable quarterly at a variable market rate. The average interest rate for 2007 was 7.36%.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $74,000, $76,000, and $74,000 for 2007, 2006, and 2005, respectively.

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) to provide certain officers and highly compensated employees with additional retirement benefits. The SERP is designed to restore benefits to participants in the qualified plan whose retirement benefits were reduced as the result of changes in the Internal Revenue Code. There was no SERP expense for 2007 or 2006 because the plan was frozen as of January 1, 2006. The Bank recognized expense of $77,000 in 2005.

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company in 1996 and used those funds to acquire 216,099 shares of the Company’s stock at $10 per share, the initial public offering price.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a 15-year period. However, in the event the Bank’s contributions exceed the minimum debt service requirements, additional principal payments will be made.

During 2007, 2006, and 2005, 11,898, 12,567, and 13,236 shares of stock, with an average fair value of $30.26, $33.50, and $30.75 per share were committed to be released, resulting in ESOP compensation expense of $359,000, $418,000, and $407,000, respectively. ESOP shares increased 3,657 and 2,991 as of December 31, 2007 and 2006, respectively, due to shares being purchased with dividends received on allocated shares. ESOP shares had been reduced by 3,452 and 4,479 as of December 31, 2007 and 2006, respectively, because of terminations. Shares held by the ESOP at December 31, 2007 and 2006 are as follows:

	2007	2006
Allocated shares	163,689	151,586
Unallocated shares	31,683	43,581

Total ESOP shares	195,372	195,167

Fair value of unallocated shares	$776	$1,459

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. There were no options granted in 2007, 2006, and 2005.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At December 31, 2007, no shares have been granted.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

A summary of the activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	203,076	$17.30
Granted	—	—
Exercised	(145,519)	16.04
Forfeited	—	—

Outstanding at end of year	57,557	$20.49	3.8	$231

Options exercisable at year end	48,490	$20.04	3.6	$216

Information related to the stock option plan during each year follows:

	2007	2006	2005
Intrinsic value of options exercised	$2,545	$316	$232
Cash received from option exercises	2,334	293	331
Tax benefit realized from option exercises	415	—	79

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 9 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2007, 2006, and 2005:

	2007	2006		2005
Basic earnings per share
Net income available to common stockholders	$(117)		$—	$630
Weighted average common shares outstanding	1,181,466		1,070,126	1,065,125

Basic earnings per share	$(0.10)	$	N/A	$0.59

Diluted earnings per share
Net income available to common stockholders	$(117)		$—	$630
Weighted average common shares outstanding	1,181,466		1,070,126	1,065,125
Dilutive effect of stock options	—		87,023	94,100

Average common shares and dilutive potential common shares	1,181,466		1,157,149	1,159,225

Diluted earnings per share	$(0.10)	$	N/A	$0.54

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 10 - REGULATORY CAPITAL (Continued)

At year end, the Bank’s actual capital levels and minimum required levels were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk-weighted assets)	$29,004	20.2%	$11,483	8.0%	$14,354	10.0%
Tier 1 (core) capital (to risk-weighted assets)	28,364	19.8	5,741	4.0	8,612	6.0
Tier 1 (core) capital (to adjusted total assets)	28,364	13.0	8,757	4.0	10,947	5.0

2006
Total capital (to risk-weighted assets)	$28,688	18.9%	$12,159	8.0%	$15,199	10.0%
Tier 1 (core) capital (to risk-weighted assets)	28,051	18.5	6,080	4.0	9,119	6.0
Tier 1 (core) capital (to adjusted total assets)	28,051	12.4	9,043	4.0	11,303	5.0

The Bank at December 31, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

December 31, 2007, 2006, and 2005

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

NOTE 12 - INCOME TAXES

Income tax (benefit) expense consists of the following:

	2007	2006	2005
Currently payable tax	$90	$(455)	$430
Deferred tax (benefit)	(324)	309	(273)

Income tax (benefit) expense	$(234)	$(146)	$157

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2007, 2006, or 2005. The state of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax computed at the statutory rate	$(119)	34.0%	$(50)	(34.0)%	$268	34.0%
ESOP expense	82	23.3	100	68.5	93	11.8
Bank-owned life insurance	(97)	(27.6)	(93)	(63.7)	(92)	(11.7)
Low income housing credits	(117)	(33.3)	(117)	(80.1)	(108)	(13.7)
Other items, net	17	4.8	14	9.3	(4)	(0.5)

	$(234)	(70.0)%	$(146)	(100.0)%	$157	19.9%

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income, which differed from the provision charged to income. Retained earnings at December 31, 2007 include approximately $3,298,000 for which no deferred federal income tax liability has been recorded. The amount of deferred tax liabilities related to this approximates $1,121,000.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2007	2006
Deferred loan fees	$93	$127
ESOP and Supplemental Retirement Plan expense	217	224
Unrealized loss on securities available for sale	—	179
Bad debt deduction	218	217
Loss on security impairment	57	—
Write-down of REO property	104	—
Low income housing tax credits	161	—

	850	747

FHLB stock dividends	(333)	(333)
Depreciation	(214)	(267)
Unrealized gain on securities available for sale	(73)	—
Other	(29)	(19)

	(649)	(619)

Net deferred tax asset	$201	$128

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

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 13 - COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at year end is summarized as follows:

	2007	2006
Commitments to make loans (all fixed rate)	$504	$454
Unused lines of credit	3,928	6,076
Letters of credit	341	1,341
Loans in process	1,857	3,083

The loan commitments at December 31, 2007 have terms of up to 60 days and rates in the range of 6.13% to 6.88%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$15,443	$15,443	$15,293	$15,293
Securities available for sale	33,782	33,782	40,017	40,017
Loans receivable, net	146,037	148,050	148,176	147,656
FHLB stock	5,423	5,423	5,423	5,423
Accrued interest receivable	885	885	987	987

Financial liabilities
Deposits with no fixed maturity dates	$(51,500)	$(51,500)	$(55,574)	$(55,574)
Deposits with fixed maturity dates	(85,474)	(86,274)	(87,354)	(86,954)
Securities sold under repurchase agreements	(3,234)	(3,234)	(3,227)	(3,227)
Advances from borrowers for taxes and insurance	(1,834)	(1,834)	(2,104)	(2,104)
FHLB advances	(46,139)	(47,520)	(47,208)	(47,056)
Other borrowings	—	—	(800)	(800)
Accrued interest payable	(485)	(485)	(453)	(453)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on December 31, 2007 or December 31, 2006 the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2007 and December 31, 2006 should not necessarily be considered to apply at subsequent dates.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2007	2006	2005
Unrealized holding gains (losses) on securities available for sale	$836	$314	$(731)
Reclassification adjustments for gains (losses) recorded in income	(94)	—	(152)

Net unrealized gains (losses)	742	314	(883)
Tax effect	(253)	(106)	301

Other comprehensive gain (loss)	$489	$208	$(583)

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$458	$88
Securities available for sale	446	712
Loans receivable, net	—	914
ESOP loan	424	566
Investment in bank subsidiary	28,499	27,616
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	465	71

Total assets	$30,293	$29,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Borrowings	$—	$800
Accrued expenses and other liabilities	16	48

Total liabilities	16	848

Stockholders’ equity	30,277	29,120

Total liabilities and stockholders’ equity	$30,293	$29,968

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Operating income
Dividends from subsidiaries	$—	$1,000	$1,000
Gains on sales of securities	74	—	127
Interest income
Securities (including dividends)	27	23	19
Loans	52	66	22
ESOP loan	41	51	62
Interest-bearing deposits with other financial institutions	21	10	16

Total operating income	215	1,150	1,246
Operating expenses
Interest on borrowings	4	15	—
Other expenses	298	288	301

Total operating expenses	302	303	301

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(87)	847	945
Income tax expense (benefit)	(34)	(59)	24

Income (loss) before equity in undistributed earnings of subsidiaries	(53)	906	921
Dividends in excess of subsidiary earnings	(64)	(906)	(291)

Net income (loss)	$(117)	$—	$630

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(117)	$—	$630
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of securities available for sale	(74)	—	(127)
Dividends in excess of subsidiary earnings	64	906	291
Change in
Other assets	(394)	33	(104)
Other liabilities	(39)	(20)	23

Net cash from operating activities	(560)	919	713
Cash flows from investing activities
Purchase of securities available for sale	—	—	(326)
Sale of securities available for sale	272	—	350
Net change in loans receivable	914	(516)	(241)
Payment received on ESOP loan	142	141	142

Net cash from investing activities	1,328	(375)	(75)
Cash flows from financing activities
Other borrowings	(800)	800	—
Stock options exercised	2,749	293	331
Purchase of treasury stock	(1,504)	(959)	(1,027)
Dividends paid to stockholders	(843)	(766)	(763)

Net cash from financing activities	(398)	(632)	(1,459)

Net change in cash and cash equivalents	370	(88)	(821)
Cash and cash equivalents at beginning of year	88	176	997

Cash and cash equivalents at end of year	$458	$88	$176

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Table amounts in thousands, except share and per share data)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2007
First quarter	$3,005	$1,386	$(8)	$(0.01)	$(0.01)
Second quarter	3,015	1,397	172	0.14	0.14
Third quarter	2,958	1,348	75	0.06	0.06
Fourth quarter	3,012	1,402	(356)	(0.30)	(0.30)

2006
First quarter	$3,129	$1,567	$99	$0.09	$0.08
Second quarter	3,097	1,489	71	0.07	0.06
Third quarter	3,095	1,484	(198)	(0.19)	—
Fourth quarter	2,977	1,322	28	0.03	0.02

The fourth quarter of 2007 was impacted by a provision for loan losses of $75,000; a loss on security impairment of $168,000; and a further write-down of $305,000 in real estate owned.

The third quarter of 2006 was impacted by a provision for loan losses of $249,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2008.

PARK BANCORP, INC.

By:	/s/ David A. Remijas
David A. Remijas
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Remijas	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 28, 2008
David A. Remijas

/s/ Steven J. Pokrak	Treasurer, Chief Financial Officer (principal financial and accounting officer) and Corporate Secretary	March 28, 2008
Steven J. Pokrak

/s/ Richard J. Remijas, Jr.	Executive Vice President, Chief Operating Officer and Director	March 28, 2008
Richard J. Remijas, Jr.

/s/ Robert W. Krug	Director	March 28, 2008
Robert W. Krug

/s/ John J. Murphy	Director	March 28, 2008
John J. Murphy

/s/ Victor H. Reyes	Director	March 28, 2008
Victor H. Reyes

/s/ Paul Shukis	Director	March 28, 2008
Paul Shukis

PARK BANCORP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Park Bancorp, Inc.

Form 10-K for Fiscal Year Ended

December 31, 2007

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