Form 10-Q
period 2008-03-31
PARK BANCORP INC
filed 2008-05-13
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

0-20867

(Commission File Number)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Small reporting company  ☐

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 9, 2008, the Registrant had outstanding 1,204,974 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$2,604	$2,104
Federal funds sold	10,654	11,542
Interest-bearing deposit accounts with other financial institutions	774	1,797

Total cash and cash equivalents	14,032	15,443

Securities available for sale	39,920	33,782
Loans receivable, net of allowance of $618 and $640	144,060	146,037
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	8,052	6,983
Accrued interest receivable	908	885
Bank-owned life insurance	7,751	7,679
Real estate owned	2,621	2,449
Other assets	1,428	1,371

Total assets	$224,195	$220,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,256	$5,707
Interest bearing deposits	136,529	131,267

Total deposits	142,785	136,974

Securities sold under repurchase agreements	3,234	3,234
Advances from borrowers for taxes and insurance	1,611	1,834
Federal Home Loan Bank advances	44,676	46,139
Other borrowings	50	—
Accrued interest payable	647	485
Other liabilities	1,247	1,109

Total liabilities	194,250	189,775
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued	29	29
Additional paid-in capital	32,072	32,045
Retained earnings	28,688	28,938
Treasury stock, 1,709,054 and 1,700,049 shares, at cost	(30,795)	(30,560)
Unearned ESOP shares	(289)	(317)
Accumulated other comprehensive income (loss)	240	142

Total stockholders’ equity	29,945	30,277

Total liabilities and stockholders’ equity	$224,195	$220,052

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans receivable	$2,354	$2,394
Securities	399	481
Interest-bearing deposits with other financial institutions	117	130

Total	2,870	3,005
Interest expense
Deposits	1,139	1,110
Federal Home Loan Bank advances and other borrowings	483	509

Total	1,622	1,619

Net interest income	1,248	1,386
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,248	1,386
Noninterest income
Service fee income	52	50
Earnings on bank-owned life insurance	72	72
Other operating income	9	7

Total noninterest income	133	129
Noninterest expense
Compensation and benefits	810	843
Occupancy and equipment expense	171	212
Other operating expenses	494	518

Total noninterest expense	1,475	1,573

Loss before income taxes	(94)	(58)
Income tax benefit	(57)	(50)

Net loss	$(37)	$(8)

Basic earnings (loss) per share	$(.03)	$(.01)
Diluted earnings (loss) per share	$(.03)	$(.01)

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37)	$(8)
Adjustments to reconcile net income (loss) to net cash from operating activities
Net premium amortization on securities	8	6
Earnings on bank-owned life insurance, net	(72)	(72)
Depreciation	81	84
ESOP compensation expense	55	102
Stock option expense	—	6
Net change in:
Accrued interest receivable	(23)	(7)
Accrued interest payable	162	44
Other assets	(57)	526
Other liabilities	89	(51)

Net cash provided by operating activities	206	630

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	1,805	(408)
Purchase of securities available for sale	(12,197)	(4,000)
Maturities and calls of securities available-for-sale	4,900	2,000
Principal repayments on mortgage-backed securities	1,298	1,640
Purchase of premises and equipment	(1,150)	(85)

Net cash (used in) investing activities	(5,344)	(853)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,811	(2,514)
Net change in advances from borrowers for taxes and insurance	(223)	(412)
Repayments of Federal Home Loan Bank Advances	(1,463)	(5,124)
Change in other borrowings	50	(800)
Stock options exercised	—	2,643
Purchase of treasury stock	(235)	(154)
Dividends paid	(213)	(203)

Net cash provided by/(used in) financing activities	3,727	(6,564)

Net change in cash and cash equivalents	(1,411)	(6,787)
Cash and cash equivalents at beginning of period	15,443	15,293

Cash and cash equivalents at end of period	$14,032	$8,506

Supplemental disclosures of cash flow information
Transfer from loans to real estate owned	$172	$182

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2008 and 2007

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2007
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120
Net loss	—	—	(8)	—	—	—	(8)
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	95	95

Total comprehensive income							87

Exercise of 141,419 stock options, including tax benefits	1	2,642	—	—	—	—	2,643
Purchase of 4,500 shares of treasury stock	—	—	—	(154)	—	—	(154)
Stock based compensation	—	6	—	—	—	—	6
Dividends declared	—	—	(203)	—	—	—	(203)
ESOP shares earned	—	72	—	—	30	—	102

Balance at March 31, 2007	$29	$31,753	$29,687	$(29,210)	$(406)	$(252)	$31,601

2008
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277
Net loss	—	—	(37)	—	—	—	(37)
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	98	98

Total comprehensive income							61

Purchase of 9,005 shares of treasury stock	—	—	—	(235)	—	—	(235)
Dividends declared	—	—	(213)	—	—	—	(213)
ESOP shares earned	—	27	—	—	28	—	55

Balance at March 31, 2008	$29	$32,072	$28,688	$(30,795)	$(289)	$240	$29,945

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2007 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial statements or results of operations. Applicable disclosures are presented in these consolidated financial statements.

5.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of the January 1, 2008 effective date.

6.

Note 2 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007.

	2008	2007
Basic earnings per share
Net loss as reported	$(37)	$(8)
Weighted average common shares outstanding	1,175,997	1,147,646

Basic earnings per share	$(.03)	$(.01)

Diluted earnings per share
Net loss as reported	$(37)	$(8)
Weighted average common shares outstanding	1,175,997	1,147,646
Dilutive effect of stock options	—	—

Average common shares and dilutive potential common shares	1,175,997	1,147,646

Diluted earnings per share	$(.03)	$(.01)

7.

NOTE 3 - Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

Assets and Liabilities Measured on a Recurring Basis

The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$39,920	$6,678	$33,242	—

8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at March 31, 2008 to its financial condition at December 31, 2007 and the results of operations for the three months ended March 31, 2008 to the same period in 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2008 were $224.2 million compared to $220.1 million at December 31, 2007. The change was due to an increase of $6.1 million in securities offset by decrease in loans receivable and interest bearing deposits.

The allowance for loan losses was $618,000 at March 31, 2008 and $640,000 at December 31, 2007. Non-performing assets were $3.0 million at March 31, 2008 and $2.6 million at December 31, 2007, respectively. The allowance for loan losses as a percentage of total gross loans remained consistent at ..43% as of March 31, 2008 and March 31, 2007.

Total liabilities at March 31, 2008 were $194.3 million compared to $189.8 million at December 31, 2007. The change was due primarily to an increase in deposits of $5.8 million, offset by a decrease in Federal Home Loan Bank advances of $1.5 million.

Stockholders’ equity was $29.9 million at March 31, 2008 and $30.3 million at December 31, 2007. The decrease was attributable to the net loss, the repurchase of 9,005 shares at an average price of $26.05 and dividends paid of $213,000 offset by an unrealized gain on securities available for sale of $98,000.

RESULTS OF OPERATIONS

Net loss was $37,000 for the quarter ended March 31, 2008 compared to net loss of $8,000 for the quarter ended March 31, 2007. The change was due to a decrease in net interest income offset by a decrease in non-interest expense.

Net interest income was $1.2 million for the three months ended March 31, 2008 compared to $1.4 million for the same quarter in 2007. The net interest margin decreased to 2.50% for the 2008 period from 2.73% for the 2007 period. This was largely due to a decrease in the spread to 2.31% for the 2008 period from 2.49% for the 2007 period. The average yield on earning assets decreased to 5.75% for the quarter ended March 31, 2008 from 5.92% for the 2007 period. The average cost of funds increased to 3.44% for the quarter ended March 31, 2008 from 3.43% for the quarter ended March 31, 2007.

9.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was no provision for loan losses recorded for the quarters ended March 31, 2008 and 2007.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2008 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased to $133,000 for the quarter ended March 31, 2008 from $129,000 for the quarter ended March 31, 2007.

Noninterest expense decreased to $1.5 million for the quarter ended March 31, 2008 from $1.6 million for the corresponding three month period in 2007. The change was due to decreases in compensation costs and occupancy expense.

The Company’s federal income tax benefit was $57,000 for the three-month period ended March 31, 2008 compared to federal income tax benefit of $50,000 for the three-month period ended March 31, 2007. The change in income tax was attributable to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 28% at March 31, 2008.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $206,000 and $630,000 in 2008 and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $(5.3) million and $(853,000) in 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $3.7 million and $(6.6) million in 2008 and 2007, respectively.

10.

At March 31, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.4 million, or 12.7% of adjusted total assets, which is above the required level of $8.9 million, or 4.0%; and total risk-based capital of $29.0 million, or 20.2% of risk-weighted assets, which is above the required level of $11.3 million, or 8.0%. The Bank at March 31, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2008, the Bank had outstanding commitments to originate mortgage loans of $825,000, and $341,000 in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2008 totaled $73.3 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2007, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (15)% and would result in a $4.9 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

11.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2007, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$25,258	$(8,420)	(25)%	11.82%	(306) bp
+ 200 bp	28,764	(4,914)	(15)	13.18	(170) bp
+ 100 bp	31,698	(1,980)	(6)	14.24	(64) bp
0 bp	33,678	—	—	14.88	—
- 100 bp	34,280	602	2	14.96	8 bp
- 200 bp	33,950	273	1	14.67	(21) bp
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of March 31, 2008 but estimates that the results would not be materially different than those presented above.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (b), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15 (b), no changes during the quarter ended March 31, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

13.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

PARK BANCORP, INC.

Date: May 13, 2008	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: May 13, 2008	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

15.