Form 10-Q
period 2008-06-30
PARK BANCORP INC
filed 2008-08-14
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of ”larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of July 31, 2008, the Registrant had outstanding 1,192,174 shares of common stock.

PARK BANCORP, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Park Bancorp, Inc. (the Company) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; the allowance for loan losses; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$2,776	$2,104
Federal funds sold	1,216	11,542
Interest-bearing deposit accounts with other financial institutions	188	1,797

Total cash and cash equivalents	4,180	15,443
Securities available for sale	50,531	33,782
Loans receivable, net of allowance of $615 and $640	142,517	146,037
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,205	6,983
Accrued interest receivable	1,120	885
Bank-owned life insurance	7,823	7,679
Real estate owned	3,178	2,449
Other assets	1,734	1,371

Total assets	$225,711	$220,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,444	$5,707
Interest bearing deposits	135,535	131,267

Total deposits	141,979	136,974
Securities sold under repurchase agreements	3,234	3,234
Advances from borrowers for taxes and insurance	2,006	1,834
Federal Home Loan Bank advances	47,203	46,139
Other borrowings	350	—
Accrued interest payable	811	485
Other liabilities	1,107	1,109

Total liabilities	196,690	189,775
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 and 2,914,028 shares issued	29	29
Additional paid-in capital	32,097	32,045
Retained earnings	28,178	28,938
Treasury stock, 1,714,354 and 1,700,049 shares, at cost	(30,899)	(30,560)
Unearned ESOP shares	(261)	(317)
Accumulated other comprehensive gain (loss)	(123)	142

Total stockholders’ equity	29,021	30,277

Total liabilities and stockholders’ equity	$225,711	$220,052

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans receivable	$2,285	$2,404	$4,639	$4,798
Securities	495	508	894	989
Other interest-bearing deposits	53	103	170	223

Total	2,833	3,015	5,703	6,020
Interest expense
Deposits	1,045	1,133	2,184	2,243
Federal Home Loan Bank advances and other borrowings	486	485	969	994

Total	1,531	1,618	3,153	3,237

Net interest income	1,302	1,397	2,550	2,783
Provision for loan losses	15	—	15	—

Net interest income after provision for loan losses	1,287	1,397	2,535	2,783
Noninterest income
Gain on sale of securities	—	74	—	74
Gain on sale of real estate owned	—	84	—	84
Service fee income	59	68	111	118
Earnings on bank-owned life insurance	72	71	144	143
Other operating income	10	17	19	24

Total noninterest income	141	314	274	443
Noninterest expense
Compensation and benefits	817	810	1,627	1,653
Occupancy and equipment expense	205	190	376	402
Loss on security impairment	476	—	476	—
Other operating expenses	528	498	1,022	1,016

Total noninterest expense	2,026	1,498	3,501	3,071

Income (loss) before income taxes	(598)	213	(692)	155
Income tax expense (benefit)	(239)	41	(296)	(9)

Net income (loss)	$(359)	$172	$(396)	$164

Basic earnings (loss) per share	$(.31)	$.14	$(.34)	$.14
Diluted earnings (loss) per share	$(.31)	$.14	(.34)	.14
Comprehensive income (loss)	$(722)	$100	$(661)	$187

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(396)	$164
Adjustments to reconcile net income (loss) to net cash from operating activities
Net premium amortization on securities	19	9
Gain on sale of securities available-for-sale	—	(74)
Loss on security impairment	476	—
Gain on sale of real estate owned	—	(84)
Earnings on bank-owned life insurance, net	(144)	(143)
Provision for loan losses	15	—
Depreciation	177	168
ESOP compensation expense	108	194
Stock option expense	—	12
Net change in:
Accrued interest receivable	(235)	1
Accrued interest payable	326	3
Other assets	(226)	668
Other liabilities	(2)	(151)

Net cash provided by operating activities	118	903
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	2,776	4,040
Purchase of securities available for sale	(28,317)	(7,997)
Maturities and calls of securities available-for-sale	7,820	2,000
Principal repayments on mortgage-backed securities	2,851	2,956
Proceeds from sale of securities available-for-sale	—	272
Proceeds from sale of real estate owned	—	1,514
Purchase of premises and equipment	(2,399)	(1,047)

Net cash used in investing activities	(17,269)	(1,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,005	(4,443)
Net change in advances from borrowers for taxes and insurance	172	(32)
Federal Home Loan Bank advances	5,000	—
Repayments of Federal Home Loan Bank Advances	(3,936)	(5,666)
Net change in other borrowings	350	(800)
Stock options exercised	—	2,727
Purchase of treasury stock	(339)	(626)
Dividends paid	(364)	(419)

Net cash provided by /(used in) financing activities	5,888	(9,259)

Net change in cash and cash equivalents	(11,263)	(6,618)
Cash and cash equivalents at beginning of period	15,443	15,293

Cash and cash equivalents at end of period	$4,180	$8,675

Supplemental disclosures of cash flow information
Transfer from loans to real estate owned	$729	$2,018

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2008 and 2007

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Stock- holders’ Equity
2007
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120
Net (loss)	—	—	164	—	—	—	164
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	23	23

Total comprehensive income							187
Exercise of 144,620 stock options, including tax benefits	1	2,726	—	—	—	—	2,727
Purchase of 18,700 shares of treasury stock	—	—	—	(626)	—	—	(626)
Stock based compensation	—	12	—	—	—	—	12
Dividends paid	—	—	(419)	—	—	—	(419)
ESOP shares earned	—	134	—	—	60	—	194

Balance at June 30, 2007	$29	$31,905	$29,643	$(29,682)	$(376)	$(324)	$31,195

2008
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277
Net (loss)	—	—	(396)	—	—	—	(396)
Change in fair value of securities available-for-sale, net of income taxes	—	—	—	—	—	(265)	(265)

Total comprehensive (loss)							(661)
Purchase of 14,305 shares of treasury stock	—	—	—	(339)	—	—	(339)
Dividends paid	—	—	(364)	—	—	—	(364)
ESOP shares earned	—	52	—	—	56	—	108

Balance at June 30, 2008	$29	$32,097	$28,178	$(30,899)	$(261)	$(123)	$29,021

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of June 30, 2008 and December 31, 2007 and for the three-month and six-month periods ended June 30, 2008 and 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard on January 1, 2008 did not have a material impact on the

5.

Company’s financial statements or results of operations. Applicable disclosures are presented in these consolidated financial statements. See “ Note 3” to the interim unaudited financial statements.

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

6.

Note 2 - Earnings (loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007.

	2008		2007
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Basic earnings (loss) per share
Net income (loss) as reported	$(359)	$(396)	$172	$164
Weighted average common shares outstanding	1,175,782	1,175,890	1,206,216	1,177,093

Basic earnings (loss) per share	$(.31)	$(.34)	$.14	$.14

Diluted earnings (loss) per share
Net income (loss) as reported	$(359)	$(396)	$172	$164
Weighted average common shares outstanding	1,175,782	1,175,890	1,206,216	1,177,093
Dilutive effect of stock options	—	—	17,029	32,137

Weighted average common shares and dilutive potential common shares	1,175,782	1,175,890	1,223,245	1,209,230

Diluted earnings (loss) per share	$(.31)	$(.34)	$.14	$.14

Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. Due to the Company’s net loss in 2008, all stock options were excluded from the computation of dilution loss per share.

7.

Note 3 – Fair Value

FASB Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$50,531	$6,244	$44,287	—

Note 4 – Regulatory Capital

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. At June 30, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $28.2 million, or 12.5% of adjusted total assets, which is above the required level of $9.0 million, or 4.0%; and total risk-based capital of $28.8 million, or 20.8% of risk-based assets, which is above the required level of $11.1 million, or 8.0%. The Bank at June 30, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category. In July 2008, the Bank received notice from the OTS supplementing the February 2007 Supervisory Agreement. This notice is typically delivered at execution of a Supervisory Agreement and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management does not believe that approval for regular dividends will be denied by the OTS given the Bank’s capital levels.

8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation, and the Bank’s subsidiaries, at June 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 to the same period in 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2008 were $225.7 million compared to $220.1 million at December 31, 2007. The change was due to an increase in securities and premises and equipment offset by decrease in loans receivable and interest bearing deposits. The bank opened its fourth full-service office in June 2008.

As of June 30, 2008, the Company’s unrealized loss position on securities available for sale is $186,000, compared to an unrealized gain of $216,000 as of December 31, 2007. Except for its mutual fund investment as explained in the following paragraph, the unrealized losses have not been recognized into income because management is monitoring the high credit quality of the issuers, management has the intent and ability to hold these securities, and the decline in fair value is largely due to the interest rate environment and illiquidity in the capital markets.

At June 30, 2008, the Company recognized a $476,000 other-than-temporary impairment loss on its mutual fund investment. The mutual has been in an unrealized loss position since 2003, and further declined in value during 2008. Even though management does not perceive credit losses and intends to hold the mutual fund for the foreseeable future, the unrealized loss was deemed to be other-than-temporary and the loss was recognized through earnings.

The allowance for loan losses was $615,000 at June 30, 2008 and $640,000 at December 31, 2007. Non-performing assets were $3.2 million June 30, 2008 and $2.6 million at December 31, 2007, respectively. The allowance for loan losses as a percentage of total gross loans was at .43% as of June 30, 2008 and .44% as of December 31, 2007.

Total liabilities at June 30, 2008 were $196.7 million compared to $189.8 million at December 31, 2007. The change was due primarily to an increase in deposits of $5.0 million, an increase in Federal Home Loan Bank advances of $1.1 million and a draw of $350,000 on an existing line of credit.

Stockholders’ equity was $29.0 million at June 30, 2008 and $30.3 million at December 31, 2007. The decrease was attributable to the net loss of the Company, the repurchase of 14,305 shares at an average price of $23.70, dividends paid of $364,000 and an unrealized loss on securities available for sale of $265,000.

RESULTS OF OPERATIONS

The Company recorded a net loss of ($359,000) for the quarter ended June 30, 2008 compared to net income of $172,000 for the quarter ended June 30, 2007. The Company recorded a net loss of ($396,000) for the six months ended June 30, 2008 compared to net income of $164,000 for the six months ended June 30, 2007. The change was due to a loss on security impairment of $476,000, a decrease in net interest income and a decrease in non-interest income.

9.

Net interest income was $1.3 million for the three months ended June 30, 2008 compared to $1.4 million for the same quarter in 2007. The net interest margin decreased to 2.60% for the 2008 period from 2.81% for the 2007 period. This was largely due to a decrease in the spread to 2.45% for the 2008 period from 2.56% for the 2007 period. The average yield on earning assets decreased to 5.65% for the quarter ended June 30, 2008 from 6.08% for the 2007 period. The average cost of funds decreased to 3.20% for the quarter ended June 30, 2008 from 3.52% for the quarter ended June 30, 2007. Net interest income was $2.6 million for the six months ended June 30, 2008 compared to $2.8 million for the same period in 2007. The net interest margin decreased to 2.55% for the six months ended June 30, 2008 from 2.77% for the same period in 2007. This was due to a decrease in the spread to 2.38% for the six months ended June 30, 2008 from 2.53% for the same period in 2007. The average yield on earnings assets decreased to 6.70% for the six months ended June 30, 2008 from 6.00% for the same period in 2007. The average cost of funds decreased to 3.32% for the six months ended June 30, 2008 from 3.47% for the same period in 2007.

Management establishes provisions for loan losses, which are charged to operations, at a level management believe is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was a $15,000 provision for loan losses recorded for the quarter and six months ended June 30, 2008 and no provision for loan losses recorded for the quarter and six months ended June 30, 2007.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2008 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $141,000 for the quarter ended June 30, 2008 from $314,000 for the quarter ended June 30, 2007. Noninterest income decreased to $274,000 for the six months ended June 30, 2008 from $443,000 for the period ended June 30, 2007. The changes were due to a gain on sale on securities and gains on sales of real estate owned in 2007.

Noninterest expense increased to $2.0 million for the quarter ended June 30, 2008 from $1.5 million for the corresponding three month period in 2007. Noninterest expense increased to $3.5 million for six months ended June 30, 2008 from $3.1 million for the period ended June 30, 2007. The changes were due to a loss on security impairment of $476,000.

Income tax benefit was $239,000 for the three-month period ended June 30, 2008 compared to income tax expense of $41,000 for the three-month period ended June 30, 2007. Income tax benefit was $296,000 for the six months ended June 30, 2008 compared to income tax benefit of $9,000 for the period ended June 30, 2007. The changes in income tax were attributable to the decrease in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense.

10.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 36% at June 30, 2008.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $118,000 and $903,000 in 2008 and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $(17.3) million and $1.7 million in 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, securities sold under repurchase agreements and to the purchase of treasury stock. The net cash from financing activities was $5.9 million and ($9.3) million in 2008 and 2007, respectively.

At June 30, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $ 28.2 million, or 12.5% of adjusted total assets, which is above the required level of $9.0 million, or 4.0%; and total risk-based capital of $28.8 million, or 20.8% of risk-weighted assets, which is above the required level of $11.1 million, or 8.0%. The Bank at June 30, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category. In July 2008, the Bank received notice from the OTS supplementing the February 2007 Supervisory Agreement. This notice is typically delivered at execution of a Supervisory Agreement and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management does not believe that approval for regular dividends will be denied by the OTS given the Bank’s capital levels.

At June 30, 2008, the Bank had outstanding commitments to originate mortgage loans of $1.2 million, and $341,000 in standby letters of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2008 totaled $67.0 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. The Bank has an available credit facility of $17.8 million with the FHLB.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of

11.

the risk-based capital requirement. As of March 31, 2008, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (11)% and would result in a $3.6 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2008, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$25,610	$(6,841)	(21)%	11.63%	(237	) bp
+ 200 bp	28,813	(3,638)	(11)	12.83	(117	) bp
+ 100 bp	31,207	(1,244)	(4)	13.65	(35	) bp
0 bp	32,451	—	—	14.00	—
- 100 bp	32,501	50	0	13.88	(12	) bp

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

Management has not yet completed the computation of NPV as of June 30, 2008 but estimates that the results would not be materially different than those presented above.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act

12.

of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

13.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1.A.	RISK FACTORS.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results.

If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans. In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, as was the case this quarter, a potential loss to earnings may occur.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the specified information about the repurchases of the Company shares by the Company during the second quarter of 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2008	—	—	—	6,482
May 1 - May 31, 2008	3,700	20.03	3,700	2,782
June 1 - June 30, 2008	1,600	19.00	1,600	1,182

Total	5,300	19.72	5,300

14.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At the Company’s Annual Meeting of Stockholders held on May 20, 2008, the following matters were submitted to and approved by a vote of the Company’s Stockholders:

(1)	The election of two directors of the Company to three-year terms of office:

Directors	Votes For	Votes Withheld
John J. Murphy	775,965	105,636
Victor H. Reyes	772,415	109,186

(2)	The ratification of the appointment of Crowe Chizek and Company LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2008:

Votes For	Votes Against
778,083	103,518

ITEM 5.	OTHER INFORMATION.

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

On July 24, 2008, the Bank received a letter from the OTS, as part of and in connection with the Agreement indicating that the OTS believed that the Bank is deemed to be in “troubled condition” for purposes of the OTS’ regulations and examination policies. This designation resulted from the Agreement.

In addition to the actions the Bank agreed to take in connection with entering into the Agreement in 2007, as a result of this designation, the Bank is now subject to certain restrictions requiring prior OTS approval for: (1) adding or replacing any member of the Board of Directors or any senior executive officer; (2) the payment of any “golden parachute” as defined under OTS regulations; (3) entering into, renewing, extending or revising any compensation or benefit arrangement or agreement; (4) entering into any third party contracts outside the normal course of business; (5) making any capital distributions, including the payment of

15.

dividends from the Bank to the Holding Company; and (6) engaging in transactions with any affiliates. The Bank expects that these restrictions will not have a material effect on its operations or financial results.

The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. The Bank has already adopted and implemented many of the various plans, policies, and procedures required by the agreement and intends to adopt and implement the rest. However, a failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

The information provided above has been previously disclosed by the Company and included in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

16.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: August 14, 2008	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: August 14, 2008	/s/ Steven J. Pokrak
Steven J. Pokrak
Treasurer and Chief Financial Officer

17.