Form 10-Q
period 2008-09-30
PARK BANCORP INC
filed 2008-11-13
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

0-20867

(Commission File Number)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files or a small reporting company. See definition of ” larger accelerated filer”, “accelerated file” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 7, 2008, the Registrant had outstanding 1,192,174 shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$3,054	$2,104
Federal funds sold	2,165	11,542
Interest-bearing deposit accounts with other financial institutions	2,315	1,797

Total cash and cash equivalents	7,534	15,443

Securities available for sale	45,738	33,782
Loans receivable, net of allowance of $733 and $640	140,117	146,037
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,576	6,983
Accrued interest receivable	1,138	885
Bank-owned life insurance	7,900	7,679
Real estate owned	2,471	2,449
Other assets	2,301	1,371

Total assets	$222,198	$220,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,482	$5,707
Interest bearing deposits	131,529	131,267

Total deposits	138,011	136,974

Securities sold under repurchase agreements	3,239	3,234
Advances from borrowers for taxes and insurance	2,386	1,834
Federal Home Loan Bank advances	48,455	46,139
Other borrowings	500	—
Accrued interest payable	545	485
Other liabilities	1,273	1,109

Total liabilities	194,409	189,775

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued	29	29
Additional paid-in capital	32,120	32,045
Retained earnings	27,236	28,938
Treasury stock, 1,721,854 and 1,700,049 shares, at cost	(31,043)	(30,560)
Unearned ESOP shares	(233)	(317)
Accumulated other comprehensive income (loss)	(320)	142

Total stockholders’ equity	27,789	30,277

Total liabilities and stockholders’ equity	$222,198	$220,052

See accompanying notes to consolidated financial statements.

1.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans receivable	$2,266	$2,339	$6,905	$7,137
Securities	618	550	1,512	1,539
Other interest-bearing deposits	19	69	189	302

Total	2,903	2,958	8,606	8,978

Interest expense
Deposits	952	1,116	3,136	3,359
Federal Home Loan Bank advances and other borrowings	537	494	1,506	1,488

Total	1,489	1,610	4,642	4,847

Net interest income	1,414	1,348	3,964	4,131

Provision for loan losses	120	—	135	—

Net interest income after provision for loan losses	1,294	1,348	3,829	4,131

Noninterest income
Gain (loss) on sale of securities	(9)	—	(9)	74
Gain (loss) on sale of real estate owned	(3)	78	(3)	162
Service fee income	66	56	177	174
Earnings on bank-owned life insurance	77	73	221	216
Other operating income	12	10	31	34

Total noninterest income	143	217	417	660

Noninterest expense
Compensation and benefits	880	805	2,507	2,458
Occupancy and equipment expense	298	198	674	600
Loss on security impairment	496	—	972	—
Loss on real estate owned impairment	417	—	417	—
Real estate owned expense	54	122	229	354
Other operating expenses	600	372	1,447	1,156

Total noninterest expense	2,745	1,497	6,246	4,568

Income (loss) before income taxes	(1,308)	68	(2,000)	223

Income tax expense (benefit)	(474)	(7)	(770)	(16)

Net income (loss)	$(834)	$75	$(1,230)	$239

Basic earnings (loss) per share	$(.71)	$.06	$(1.05)	$.20
Diluted earnings (loss) per share	$(.71)	$.06	$(1.05)	$.20
Comprehensive income (loss)	$(1,031)	$329	$(1,692)	$516

See accompanying notes to consolidated financial statements.

2.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,230)	$239
Adjustments to reconcile net income (loss) to net cash from operating activities
Net premium amortization on securities	39	13
(Gain) loss on sale of securities	9	(74)
Loss on security impairment	972	—
Loss on real estate owned impairment	417	—
(Gain) loss on sale of real estate owned	3	(162)
Earnings on bank-owned life insurance, net	(221)	(216)
Provision for loan loss	135	—
Depreciation	303	252
ESOP compensation expense	159	286
Stock option expense	—	18
Net change in:
Accrued interest receivable	(253)	(23)
Accrued interest payable	60	57
Other assets	(690)	1,022
Other liabilities	56	(368)

Net cash provided by operating activities	(241)	1,044

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	5,056	3,542
Purchase of securities available for sale	(28,317)	(9,981)
Maturities and calls of securities available-for-sale	9,820	3,340
Principal repayments on mortgage-backed securities	4,455	3,929
Proceeds from sale of securities available-for-sale	364	272
Proceeds from sale of real estate owned	287	1,656
Purchase of premises and equipment	(2,896)	(1,501)

Net cash used in investing activities	(11,231)	1,257

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,037	(7,165)
Net change in securities sold under repurchase agreements	5	—
Net change in advances from borrowers for taxes and insurance	552	403
Federal Home Loan Bank advances	9,000	8,391
Repayments of Federal Home Loan Bank Advances	(6,684)	(9,666)
Net change in other borrowings	500	(800)
Stock options exercised	—	2,748
Purchase of treasury stock	(483)	(1,504)
Dividends paid	(364)	(636)

Net cash provided by financing activities	3,563	(8,229)

Net change in cash and cash equivalents	(7,909)	(5,928)
Cash and cash equivalents at beginning of period	15,443	15,293

Cash and cash equivalents at end of period	$7,534	$9,365

Supplemental disclosures of cash flow information
Transfer from loans to real estate owned	$729	$1,987

See accompanying notes to consolidated financial statements.

3.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2008 and 2007

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Stockholders’ Equity
2007
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120
Net income	—	—	239	—	—	—	239
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	277	277

Total comprehensive income							516

Exercise of 145,519 stock options, including tax benefits	1	2,747	—	—	—	—	2,748
Purchase of 46,299 shares of treasury stock	—	—	—	(1,504)	—	—	(1,504)
Stock based compensation	—	18	—	—	—	—	18
Dividends paid	—	—	(636)	—	—	—	(636)
ESOP shares earned	—	197	—	—	89	—	286

Balance at September 30, 2007	$29	$31,995	$29,501	$(30,560)	$(347)	$(70)	$30,548

2008
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277
Net (loss)	—	—	(1,230)	—	—	—	(1,230)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	(462)	(462)

Total comprehensive (loss)							(1,692)

Purchase of 21,805 shares of treasury stock	—	—	—	(483)	—	—	(483)
Dividends paid	—	—	(364)	—	—	—	(364)
Dividends declared	—	—	(108)	—	—	—	(108)
ESOP shares earned	—	75	—	—	84	—	159

Balance at September 30, 2008	$29	$32,120	$27,236	$(31,043)	$(233)	$(320)	$27,789

See accompanying notes to consolidated financial statements.

4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Park Federal Savings Bank (the Bank) and PBI Development Corporation (PBI), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (GPS), as of September 30, 2008 and December 31, 2007 and for the three-month and nine-month periods ended September 30, 2008 and 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

Adoption of New Accounting Standards

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption on January 1, 2008 had no impact on the Company’s financial condition or results of operations.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial statements or results of operations. Applicable disclosures are presented in these consolidated financial statements.

5.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of the January 1, 2008 effective date.

Note 2 - Earnings (loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007.

	2008		2007
	Three Months Ended Sept. 30	Nine Months Ended Sept. 30	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Basic earnings (loss) per share
Net income (loss) as reported	$(834)	$(1,230)	$75	$239
Weighted average common shares outstanding	1,168,112	1,173,278	1,190,694	1,181,676

Basic earnings (loss) per share	$(.71)	$(1.05)	$.06	$.20

Diluted earnings (loss) per share
Net income (loss) as reported	$(834)	$(1,230)	$75	$239
Weighted average common shares outstanding	1,168,112	1,173,278	1,190,694	1,181,676
Dilutive effect of stock options	—	—	14,700	26,080

Weighted average common shares and dilutive potential common shares	1,168,112	1,173,278	1,205,394	1,207,756

Diluted earnings (loss) per share	$(.71)	$(1.05)	$.06	$.20

Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. Due to the Company’s net loss in 2008, all stock options were excluded from the computation of diluted loss per share.

6.

Note 3 - Loans

The Company grants mortgage and installment loans to customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	September 30, 2008	December 31, 2007
One-to-four-family residential	$89,910	$86,427
Multi-family residential	19,487	23,882
Commercial, construction, and land	18,823	22,324
Consumer loans	5,148	6,026
Participations and loans purchased	9,115	10,150

Total loans, gross	142,483	148,809
Undisbursed portion of loans	(1,397)	(1,857)
Net deferred loan origination fees	(236)	(275)
Allowance for loan losses	(733)	(640)

Total loans, net	$140,117	$146,037

A summary of activity in the allowance for loan losses follows:

	Nine Months Ended September 30,
	2008	2007
Beginning balance	$640	$637
Provision for loan losses	135	—
Recoveries	—	—
Loans charged off	(2)	(69)

Ending balance	$733	$568

There were no impaired loans as of September 30, 2008 and December 31, 2007.

Non-performing loans were as follows:

	September 30, 2008	December 31, 2007
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	31	190

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

7.

Note 4 - Fair Value

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

Assets and Liabilities Measured on a Recurring Basis

The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
	Sept. 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$45,738	$5,389	$40,349	—

Note 5 - Regulatory Capital

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. At September 30, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $27.4 million, or 12.4% of adjusted total assets, which is above the required level of $8.9 million, or 4.0%; and total risk-based capital of $28.2 million, or 20.9% of risk-based assets, which is above the required level of $10.8 million, or 8.0%. The Bank at June 30, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category. In July 2008, the Bank received notice from the OTS supplementing the February 2007 Supervisory Agreement. This notice is typically delivered at execution of a

8.

Supervisory Agreement and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. The Bank received approval from the OTS for a $1,000,000 dividend from the Bank to the Holding Company on August 18, 2008. Management believes future dividend requests, if necessary, should be approved given the Bank’s current capital levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

Emergency Economic Stabilization Act of 2008

On October 14, 2008 the United States Treasury Department (Treasury), the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) jointly announced additional programs pursuant to the Emergency Economic Stabilization Act of 2008 to address the current instability in the financial markets. These programs include the Capital Purchase Program (CPP) and the Temporary Liquidity Guarantee Program (TLGP).

The CPP allows qualifying financial institutions (QFI) to issue senior preferred shares to the Treasury. The preferred shares will count as Tier 1 capital and will pay a cumulative dividend of 5% for the first 5 years and 9% thereafter. In connection with the purchase of the preferred shares the Treasury will receive warrants to purchase common stock in an amount equal to 15% of the senior preferred investment. Participating institutions will be subject to restrictions on dividend payments, share repurchases and the payment of certain amounts of executive compensation. QFI must elect to participate by November 14, 2008.

The TLGP will allow QFI to have the FDIC guarantee newly issued senior unsecured debt issued on or before June 30, 2009 and provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts. The guarantee program in available only to a QFI that had existing senior unsecured debt outstanding as of September 30, 2008. The guarantee/additional insurance coverage is automatic under TLGP for the first 30 days without charge. Thereafter, there will be a 75 basis points charge for the guarantee and a 10 basis point assessment for insurance coverage for non-interest bearing transaction account balances above $250,000. Institutions have until November 14, 2008 to opt out of TLGP.

The Company has not determined if it will participate in the CPP or the TLGP as of the date of this filing.

FDIC Assessments

The FDIC has issued a proposed rule to raise current deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009. The proposed rule also provides for a new means of calculating deposit insurance beginning during the second quarter of 2009, and includes an assessment of the financial institution’s risk profile as determined by the FDIC. Although final rules have not been published, the Company anticipates that its cost of insuring deposits will increase in 2009, when and if the final rules are adopted.

Financial Institution Industry Conditions

During the past year, the banking industry has been under significant stress due to declining real estate values, asset impairment, eroding capital ratios and tightening liquidity. The impact of these trends are briefly discussed below and more fully discussed in the notes to the interim financial statements.

•	Real Estate Trends and Loan Quality: The Company has seen only a modest increase in non-performing loans. Year to date net charge-offs have remained relatively stable compared to prior periods.

•

Security Portfolio: The Company’s security portfolio primarily consists of Government sponsored entities’ debt securities, mortgage-backed securities, and a mutual fund investment that holds mortgage-backed securities. At September 30, 2008, the total unrealized loss on the security portfolio

9.

was 1.1% of total investment securities. The fair value of the security portfolio declined $402,000 and $702,000 exclusive of other-than-temporary impairment, for the quarter and nine months ended September 30, 2008. As illustrated in this filing, the Company recorded a $9,000 net loss in conjunction with the sale of securities and a $972,000 loss on security impairment of its mutual fund investment in the nine months ended September 30, 2008. As of September 30, 2008, management has not identified any other securities that we believe would be classified as other than temporarily impaired.

•

Capital Levels: As detailed in the Liquidity and Capital Resources section of the Management Discussion and Analysis portion of this filing, the Bank’s capital levels exceed regulatory capital requirements. As of September 30, 2008, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.

•

Liquidity: In recent months, certain banking institutions have encountered liquidity issues. As of the date of this filing, the Company has not encountered abnormally high liquidity constraints. However, to address industry trends, the Company has invested in securities available for sale, that if needed, could be sold to meet short term liquidity needs. We refer your attention to the Liquidity and Capital Resources section of the Management Discussion and Analysis portion of this filing for additional details.

EXECUTIVE SUMMARY

The following discussion compares the financial condition of Park Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (the “Bank”) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 to the same periods in 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2008 were $222.2 million compared to $220.1 million at December 31, 2007. The change was due to an increase in securities and premises and equipment; offset by a decrease in loans receivable and interest bearing deposits.

As of September 30, 2008, the Company’s unrealized loss position on securities available for sale is ($485,000), compared to an unrealized gain of $216,000 as of December 31, 2007. Except for its mutual fund investment as explained in the following paragraph, the unrealized losses have not been recognized into income because management is monitoring the high credit quality of the issuers, management has the intent and ability to hold these securities, and the decline in fair value is largely due to the interest rate environment and illiquidity in the capital markets.

The Company recognized other-than-temporary impairment losses of $476,000 in the second quarter and $496,000 in the third quarter of 2008 on its mutual fund investment. The mutual fund has been in an unrealized loss position since 2003, and further declined in value during 2008. Even though management does not perceive credit losses at this time, the unrealized loss was deemed to be other-than-temporary and the loss was recognized through earnings in these periods.

The allowance for loan losses was $733,000 at September 30, 2008 and $640,000 at December 31, 2007. Non-performing assets were $2.5 million at September 30, 2008 and $2.6 million at December 31, 2007, respectively. Non-performing assets at September 30, 2008 consist of $31,000 in non-performing loans and $2.5 million in real estate owned; compared to $190,000 in non-performing loans and $2.4 million in real estate owned at December 31, 2007. The allowance for loan losses as a percentage of total gross loans was at .52% as of September 30, 2008 and .44% as of December 31, 2007.

10.

The following table sets forth information regarding nonaccrual loans, and other real estate owned. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	September 30, 2008	December 31, 2007
Nonaccrual loans
One-to-four-family	$31	$190
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Consumer and other	—	—

Total nonperforming loans	31	190
Real estate owned	2,471	2,449

Total nonperforming assets	$2,502	$2,639

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	09/30/08			12/31/07
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
One-to-four-family	$460	62.76%	63.10%	$319	49.85%	58.08%
Multi-family	99	13.51	13.68	47	7.34	16.05
Commercial	31	4.23	7.34	63	9.84	8.59
Construction and land	21	2.86	5.87	40	6.25	6.41
Consumer and other	122	16.64	10.01	171	26.72	10.87

Total allowance for loan losses	$733	100.00%	100.00%	$640	100.00%	100.00%

11.

The Bank opened its fourth full-service office in June 2008. Total construction costs including land and building were $5.7 million.

Total liabilities at September 30, 2008 were $194.4 million compared to $189.8 million at December 31, 2007. The change was due primarily to an increase in deposits of $1.0 million, an increase in Federal Home Loan Bank advances of $2.3 million and a draw on an existing line of credit of $500,000.

Stockholders’ equity was $27.8 million at September 30, 2008 and $30.3 million at December 31, 2007. The decrease was attributable to the net loss of the Company, the repurchase of 21,805 shares at an average price of $22.15, dividends paid of $364,000, dividends declared of $108,000, and an unrealized loss on securities available for sale, net of tax, of $462,000.

RESULTS OF OPERATIONS

The Company recorded a net loss of ($834,000) for the quarter ended September 30, 2008 compared to net income of $75,000 for the quarter ended September 30, 2007. The change was primarily due to an increase in non-interest expense and an increase in the provision for loan losses; offset by an increase in net interest income. The Company recorded a net loss of ($1.2 million) for the nine months ended September 30, 2008 compared to net income of $239,000 for the nine months ended September 30, 2007. The change was primarily due to an increase in non-interest expense, an increase in the provision for loan losses, a decrease in non-interest income and a decrease in net interest income.

Net interest income was $1.4 million for the three months ended September 30, 2008 compared to $1.3 million for the same quarter in 2007. The net interest margin increased to 2.84% for the 2008 period from 2.75% for the 2007 period. This was largely due to an increase in the spread to 2.74% for the 2008 period from 2.52% for the 2007 period. The average yield on earning assets decreased to 5.84% for the quarter ended September 30, 2008 from 6.04% for the 2007 period. The average cost of funds decreased to 3.10% for the quarter ended September 30, 2008 from 3.52% for the quarter ended September 30, 2007. Net interest income was $4.0 million for the nine months ended September 30, 2008 compared to $4.1 million for the same period in 2007. The net interest margin decreased to 2.65% for the nine months ended September 30, 2008 from 2.76% for the same period in 2007. This was due to a decrease in the spread to 2.50% for the nine months ended September 30, 2008 from 2.53% for the same period in 2007. The average yield on earnings assets decreased to 5.75% for the nine months ended September 30, 2008 from 6.01% for the same period in 2007. The average cost of funds decreased to 3.25% for the nine months ended September 30, 2008 from 3.48% for the same period in 2007.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. There was a $120,000 provision for loan losses recorded for the quarter and a $135,000 provision for the nine months ended September 30, 2008. No provision for loan losses recorded for the quarter and nine months ended September 30, 2007. While the Bank has not experienced a significant change in non-performing loans, management has recorded a provision in the 2008 periods as a result of general economic conditions that may impact borrowers, as well as declines in real estate values.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize

12.

losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased to $143,000 for the quarter ended September 30, 2008 from $217,000 for the quarter ended September 30, 2007. Noninterest income decreased to $417,000 for the nine months ended September 30, 2008 from $660,000 for the period ended September 30, 2007. The changes were due to a gain on sale on securities and gains on sales of real estate owned in 2007.

Noninterest expense increased to $2.7 million for the quarter ended September 30, 2008 from $1.5 million for the corresponding quarter in 2007. Noninterest expense increased to $6.2 million for nine months ended September 30, 2008 from $4.6 million for the period ended September 30, 2007. The changes were due to losses as a result of security impairment of $496,000 and $972,000 during the quarter and nine months ended September 30, 2008 respectively, a write-down on real estate owned of $417,000 in the third quarter due to declines in real estate values, and increases in compensation, occupancy and marketing expense due to opening a new office.

Income tax benefit was $474,000 for the quarter ended September 30, 2008 compared to income tax benefit of $7,000 for the quarter ended September 30, 2007. Income tax benefit was $770,000 for the nine months ended September 30, 2008 compared to an income tax benefit of $16,000 for the period ended September 30, 2007. The changes in income tax were attributable to the decrease in income before income taxes and an investment that provides tax credits which are a direct reduction of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 29% at September 30, 2008.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash from operating activities were ($241,000) and $1.0 million in 2008 and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were ($11.2) million and $1.3 million in 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, securities sold under repurchase agreements and the purchase of treasury stock. The net cash from financing activities was $3.6 million and ($8.2) million in 2008 and 2007, respectively.

At September 30, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $27.4 million, or 12.4% of adjusted total assets, which is above the required level of $8.9 million, or 4.0%; and total risk-based capital of $28.2 million, or 20.9% of risk-weighted assets, which is above the required level of $10.8 million, or 8.0%. At September 30, 2008, the Bank was categorized as well-capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category. In July 2008, the Bank received notice from the OTS supplementing the February 2007

13.

Supervisory Agreement. This notice is typically delivered at execution of a Supervisory Agreement and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management does not believe that approval for regular dividends from the Bank to the Holding Company would be denied by the OTS given the Bank’s capital levels.

At September 30, 2008, the Bank had outstanding commitments to originate mortgage loans of $2.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2008 totaled $63.8 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2008, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (26)% and would result in a $8.3 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

14.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2008, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$18,524	$(13,176)	(42)%	8.67%	(506	)bp
+ 200 bp	23,366	(8,334)	(26)%	10.64%	(309	)bp
+ 100 bp	27,962	(3,738)	(12)%	12.40%	(133	)bp
0 bp	31,700			13.73%
– 100 bp	33,050	1,350	4%	14.11%	38	bp

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

Management has not yet completed the computation of NPV as of September 30, 2008 but estimates that the results would not be materially different than those presented above.

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

Management, including the Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 (b), as of September 30, 2008. Based on that evaluation and as of September 30, 2008, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

15.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results.

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

16.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the specified information about the repurchases of the Company shares by the Company during the third quarter of 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2008	7,500	$19.15	7,500	43,682
August 1 – 31, 2008	—	—	—	—
September 1 – 30, 2008	—	—	—	—

Total	7,500	$19.15	7,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

As previously disclosed, the Bank entered into a Supervisory Agreement (“the Agreement”) with the Office of Thrift Supervision (“OTS”) effective February 26, 2007. The Agreement provides that the Bank will take a number of actions including, but not limited to the following: (1) adherence to certain regulatory compliance standards; (2) preparation of an updated three-year business plan; (3) adoption of policies and procedures relating to the preparation and filing of suspicious activities reports; (4) adoption of revised policies for the classification of assets, loan underwriting, and allowance for loan and lease losses; (5) board of director monitoring and preparation of a resolution plan for certain real estate owned property; and (6) the establishment of a board committee which will oversee corrective action relating to the recent OTS examination report, third-party reviews, and internal and external audits.

As previously disclosed, on July 24, 2008, the Bank received a letter from the OTS, as part of and in connection with the Agreement indicating that the OTS believed that the Bank is deemed to be in “troubled condition” for purposes of the OTS’ regulations and examination policies. This designation resulted from the Agreement.

In addition to the actions the Bank agreed to take in connection with entering into the Agreement in 2007, as a result of this designation, the Bank is now subject to certain restrictions requiring prior OTS approval for: (1) adding or replacing any member of the Board of Directors or any senior executive officer; (2) the payment of any “golden parachute” as defined under OTS regulations; (3) entering into, renewing, extending or revising any compensation or benefit arrangement or agreement; (4) entering into any third party contracts outside the normal course of business; (5) making any capital distributions, including the payment of dividends from the Bank to the Holding Company; and (6) engaging in transactions with any affiliates. The Bank expects that these restrictions will not have a material effect on its operations or financial results.

17.

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

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31.2 Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: November 13, 2008	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: November 13, 2008	/s/ Richard J. Remijas, Jr.
Richard J. Remijas, Jr.
Chief Operating Officer and
Interim Chief Financial Officer

19.