Form 10-K
period 2008-12-31
PARK BANCORP INC
filed 2009-03-31
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01, par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $15,548,000 based on the closing price of the common stock of $19.00 on June 30, 2008.

As of March 27, 2009, the Registrant had outstanding 1,192,174 shares of common stock.

Documents Incorporated by Reference

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated into Part III.

PARK BANCORP, INC.

2008 ANNUAL REPORT ON FORM 10-K

(Table of Contents continued on following page)

i

ii

PART I

ITEM 1.	BUSINESS

General

Park Bancorp, Inc. (“Company”) was incorporated under the laws of the state of Delaware in 1996, as the holding company for Park Federal Savings Bank (“Bank”), our banking subsidiary and PBI Development Corporation (“PBI”), which conducts real estate development activities. The Bank, which was organized as a mutual savings and loan association and has been operating since 1921, formed the holding company in connection with its conversion from a mutual to a stock savings institution. The Bank is engaged in the business of retail banking, with operations conducted through its main office and three branch offices located in Chicago and Westmont, Illinois. We also engage in residential real estate development through our subsidiary, GPS Development Corporation.

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

The Bank’s market area is both an urban and suburban area with the manufacturing industry as the major industrial group, followed by the services sector, and then the wholesale/retail sector. The Bank’s Chicago offices are located in diverse communities, which have a high percentage of customers of various ethnic backgrounds. Management of the Bank believes that its urban communities served by its Chicago offices are stable, residential neighborhoods of predominantly one-to-four-family residences and low to middle income families. The Bank’s Westmont office is located in DuPage County, which consists predominantly of middle to upper income families.

The officers and directors of the Bank maintain relationships with area contractors and real estate agents, which enable them to continually monitor the trends in housing construction and real estate sales in the Bank’s primary market areas. In addition, the Bank obtains information on real estate sales on a periodic basis through public records and is aware of a decline in the real estate market within its lending area due to the current economic environment.

1.

The Bank’s competition for loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. Its most direct competition for deposits has historically come from savings institutions, commercial banks, and credit unions. In addition, the Bank faces increasing competition for deposits and other financial products from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2008, the Bank had total gross loans of $140.9 million, of which $92.8 million were one-to-four family residential mortgage loans, or 65.90% of the Bank’s total gross loans. The remainder of the portfolio consists of $19.3 million of multi-family mortgage loans, or 13.73% of total gross loans; $13.5 million of commercial real estate loans, or 9.62% of total gross loans; $5.4 million of construction and land loans, or 3.80% of total gross loans; and consumer and other loans of $9.8 million, or 6.95% of total gross loans. The Bank had no loans held for sale at December 31, 2008.

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

2.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four- family	$92,829	65.90%	$86,427	58.08%	$87,417	57.41%	$89,904	53.69%	$95,966	55.10%
Multi-family	19,338	13.73	23,882	16.05	22,748	14.94	27,939	16.68	27,527	15.80
Commercial	13,549	9.62	12,782	8.59	16,494	10.83	18,145	10.84	19,247	11.05
Construction and land	5,358	3.80	9,542	6.41	13,371	8.78	14,585	8.71	15,549	8.93

Consumer and other	9,788	6.95	16,176	10.87	12,239	8.04	16,879	10.08	15,887	9.12

Total loans, gross	140,862	100.00%	148,809	100.00%	152,269	100.00%	167,452	100.00%	174,176	100.00%

Undisbursed portion of loans	(1,287)		(1,857)		(3,083)		(5,918)		(4,802)
Net deferred loan origination fees	(220)		(275)		(373)		(457)		(534)

Allowance for loan losses	(775)		(640)		(637)		(2,368)		(1,374)

Total loans, net	$138,580		$146,037		$148,176		$158,709		$167,466

3.

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2008. The table does not include principal prepayments.

	Real Estate Loans
	One-to- Four- Family	Multi- Family	Commercial	Construction and Land	Consumer and Other	Total Loans Receivable
Amounts due
One year or less	$2	$3,179	$871	$4,817	$1,878	$10,747
More than one year to three years	176	7,883	2,443	98	1,842	12,442
More than three years to five years	755	2,357	988	291	3,191	7,582
More than five years to ten years	12,635	1,473	4,634	—	199	18,941
More than ten years	79,261	4,446	4,613	152	2,678	91,150

Total due after December 31, 2009	92,827	16,159	12,678	541	7,910	130,115

Gross loans receivable	$92,829	$19,338	$13,549	$5,358	$9,788	$140,862

The following table sets forth at December 31, 2008 the dollar amount of total gross loans receivable contractually due after December 31, 2009 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2009
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$86,266	$6,561	$92,827
Multi-family	16,159	—	16,159
Commercial	12,678	—	12,678
Construction and land	389	152	541
Consumer and other	4,784	3,126	7,910

Total gross loans receivable	$120,276	$9,839	$130,115

Origination and Purchase of Loans. The Bank’s mortgage lending activities are conducted through its home office and three branch offices. Although the Bank may originate adjustable-rate mortgage loans, the substantial majority of the Bank’s loan originations are fixed-rate mortgage loans. While the Bank retains for its portfolio all of the mortgage loans that it originates, the Bank may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Bank. The Bank has purchased loans or participated in loans originated by other institutions based upon the Bank’s investment needs and market opportunities.

4.

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
Beginning balance, net	$146,037	$148,176	$158,709
Loans originated
One-to-four-family	22,094	12,298	12,699
Multi-family	780	3,516	2,026
Commercial	3,337	538	1,301
Construction and land	1,492	3,858	5,309
Consumer	1,588	1,520	1,905

Total loans originated	29,291	21,730	23,240
Loans purchased	1,718	4,846	1,930

	31,009	26,576	25,170

Principal payments	(38,172)	(27,951)	(38,008)
Transfer to real estate owned	(729)	(1,987)	(2,261)
Change in allowance for loan losses	(135)	(3)	1,731
Change in undisbursed loan funds	570	1,226	2,835

Ending balance, net	$138,580	$146,037	$148,176

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

5.

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

Construction and Land Lending. The Bank originates construction and land loans in its primary market areas. The Bank’s construction loans primarily are made to finance development of one-to-four-family residential properties. These loans are primarily fixed-rate loans with maturities of one year or less. The Bank’s policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one-to-four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as regular inspections warrant. Land loans generally do not exceed 75% of the actual cost or current appraised value of the property at the date of origination, whichever is less.

6.

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

The Bank purchases one-to-four-family mortgage loans and loan participations from other financial institutions in its primary market area. At December 31, 2008, the Bank had $5.1 million in purchased mortgage loans and loan participations serviced by others, totaling 3.59% of the gross loan portfolio. The Bank may purchase loans to supplement reduced loan demand as needed and must meet the same underwriting criteria as loans originated by the Bank.

Delinquencies and Classified Loans. The Board of Directors and management perform a monthly review of all loans sixty days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank sends the borrower a written notice of nonpayment after the loan is first past due. If the loan is not brought current and it becomes necessary to take legal action, which occurs after a loan is delinquent at least 60 days, the Bank may commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold.

Federal regulations and the Bank’s Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem loans. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem loans as “Substandard,” “Doubtful,” or “Loss” assets, depending upon the severity of the delinquency status or repayment capacity of the borrower. The likelihood of collection on the loan declines with each classification, and loans classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as loans without the establishment of a specific loss allowance is not warranted. Loans that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”

The Bank’s Executive Committee reviews and classifies the Bank’s loans monthly and reports the results of its review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 2008, the Bank had $3.3 million of loans classified as “Special Mention,” and $781,000 of loans classified as “Substandard.” No loans were classified as “Doubtful” or “Loss.”

7.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due.

	At December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans
Residential real estate
One-to-four-family	$780	$190	$461	$448	$370
Multi-family	—	—	—	3,355	1,423
Commercial	—	—	1,835	941	958
Construction and land	—	—	—	—	336
Consumer and other	—	—	45	—	38

Total nonperforming loans	780	190	2,341	4,744	3,125
REO	1,874	2,449	2,261	132	84

Total nonperforming assets	$2,654	$2,639	$4,602	$4,876	$3,209

At December 31, 2008, there were 20 loans totaling $3.5 million that were 60 to 89 days delinquent.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the loan portfolio, its classifications of individual loans, and the general economy. The allowance for loan losses is maintained at an amount management considers appropriate to cover probable incurred losses on loans receivable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Bank will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	2008	2007	2006	2005	2004
Balance at beginning of year	$640	$637	$2,368	$1,374	$578
Provision for loan losses	184	75	249	997	816
Charge-offs
One-to-four-family	(36)	(8)	—	—	—
Multi-family	—	(27)	(1,615)	—	—
Commercial	—	—	(437)	—	—
Consumer and other	(14)	(37)	(5)	(3)	(20)

Total charge-offs	(50)	(72)	(2,057)	(3)	(20)
Recoveries	1	—	77	—	—

Balance at end of year	$775	$640	$637	$2,368	$1,374

Net charge-offs to average gross loans outstanding	0.03%	0.05%	1.24%	—%	0.01%

8.

	At December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses as a percent of gross loans receivable	0.55%	0.43%	0.43%	1.41%	0.79%

Allowance for loan losses as a percent of total nonperforming loans	99.36	336.84	27.21	49.92	43.97

Nonperforming loans as a percent of gross loans receivable(1)	0.55	0.13	1.54	2.83	1.79

Nonperforming assets as a percentage of total assets(1)	1.21	1.20	2.03	2.04	1.20

(1)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due.

9.

The following table sets forth the amount of the Bank’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	At December 31,
	2008			2007			2006			2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total
One-to-four-family	$529	68.26%	65.90%	$319	49.85%	58.08%	$139	21.82%	57.41%	$217	9.16%	53.69%	$209	15.21%	55.10%
Multi-family	108	13.93	13.73	47	7.34	16.05	68	10.67	14.94	1,576	66.56	16.68	616	44.83	15.80
Commercial	48	6.19	9.62	63	9.84	8.59	174	27.32	10.83	369	15.58	10.84	328	23.87	11.05
Construction and land	14	1.81	3.80	40	6.25	6.41	127	19.94	8.78	90	3.80	8.71	111	8.08	8.93
Consumer and other	76	9.81	6.95	171	26.72	10.87	129	20.25	8.04	116	4.90	10.08	110	8.01	9.12

Total allowance for loan losses	$775	100.00%	100.00%	$640	100.00%	100.00%	$637	100.00%	100.00%	$2,368	100.00%	100.00%	$1,374	100.0%	100.00%

10.

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

All government agency securities held at December 31, 2008 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Government agency securities	$25,091	$25,326	$11,804	$11,937	$12,383	$12,251
Corporate notes	4,089	3,816	—	—	1,000	1,000
Mortgage-backed security
FNMA (1)	5,526	5,432	8,910	8,931	12,008	11,774
FHLMC (2)	3,102	3,070	4,477	4,527	6,156	6,085
GNMA (3)	1,230	1,189	1,667	1,668	2,241	2,215
Equity securities (4)	4,762	4,762	6,708	6,719	6,755	6,692

Total available for sale	$43,800	$43,595	$33,566	$33,782	$40,543	$40,017

(1)	Federal National Mortgage Association.
(2)	Federal Home Loan Mortgage Corporation.
(3)	Government National Mortgage Association.
(4)	$4,647 is invested in a mutual fund that invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing, with additional investments in U.S. government agency securities. The remaining investment of $115 consists of an investment in the common stock and preferred stock of two different financial institutions.

11.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities as of December 31, 2008. All of the Company’s securities are classified as available for sale. Equity securities have no stated maturity and are included in the total column only.

	At December 31, 2008
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Government agency securities	$—	—%	$—	—%	$10,166	2.62%	$15,160	3.18%	$25,326	2.96%
Corporate notes	—	—	3,816	8.25	—	—	—	—	3,816	8.25
Mortgage-backed securities
FNMA	—	—	—	—	61	4.39	5,371	4.17	5,432	4.17
FHLMC	48	4.23	—	—	—	—	3,022	3.20	3,070	3.22
GNMA	—	—	—	—	—	—	1,189	3.27	1,189	3.27
Equity securities	—	—	—	—	—	—	—	—	4,762	5.67

Total securities	$48	4.23%	$3,816	8.25%	$10,227	2.63%	$24,742	3.40%	$43,595	3.90%

All government agency securities are callable at the option of the issuing agency. Callable rate FHLB advances totaled $37.0 million at December 31, 2008. The Company has call risk on both the investing and borrowing positions.

12.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2008, the Bank had $63.4 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

At December 31, 2008, the Bank had $24.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$2,563	3.36%
Over three through six months	3,442	3.17
Over six through twelve months	8,631	3.90
Over twelve months	10,216	3.26

Total	$24,852	3.48%

13.

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$27,459	19.95%	$28,594	20.88%	$29,982	20.98%
Money market savings accounts	8,084	5.87	8,426	6.15	8,032	5.63
NOW accounts	8,500	6.18	8,773	6.40	10,097	7.06
Non-interest-bearing accounts	6,152	4.47	5,707	4.17	7,463	5.22

Total transaction accounts	50,195	36.47	51,500	37.60	55,574	38.88

Certificate accounts
0.00% to 0.99%	—	—	50	0.04	—	—
1.00% to 1.99%	2,519	1.83	—	—	—	—
2.00% to 2.99%	18,243	13.25	267	0.19	2,352	1.65
3.00% to 3.99%	41,271	29.98	21,960	16.03	25,767	18.03
4.00% to 4.99%	22,294	16.20	28,080	20.50	28,836	20.17
5.00% to 5.99%	3,127	2.27	35,117	25.64	28,855	20.19
6.00% to 6.99%	—	—	—	—	1,544	1.08

Total certificate accounts	87,454	63.53	85,474	62.40	87,354	61.12

Total deposits	$137,649	100.00%	$136,974	100.00%	$142,928	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2008.

	Period to Maturity from December 31, 2008
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
1.00% to 1.99%	$2,487	$32	$—	$—	$—	$2,519
2.00% to 2.99%	12,922	1,089	4,232	—	—	18,243
3.00% to 3.99%	30,998	8,505	476	—	1,292	41,271
4.00% to 4.99%	13,985	5,655	1,157	633	864	22,294
5.00% to 5.99%	2,994	111	22	—	—	3,127

Total	$63,386	$15,392	$5,887	$633	$2,156	$87,454

14.

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and a portion of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $48.9 million of FHLB advances outstanding at December 31, 2008, which carry interest rates ranging from 2.62% to 4.88% and mature on various dates, subject to certain call options by the FHLB. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007
Balance at year end	$3,239	$3,234
Maximum month-end balance during the year	3,239	3,234
Average balance during the year	3,235	3,228
Average interest rate at year end	3.92%	3.97%
Average interest rate during the year	3.96%	3.97%

Subsidiary Activities

The Company has engaged in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly owned subsidiaries, PBI and GPS. There were no gains or losses on the sales of real estate held for development for the years ended December 31, 2008 and 2007, respectively.

Employees

At December 31, 2008, the Company had 68 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

Supervision and Regulation

Banking is a highly regulated industry. The Company and the Bank are subject to numerous laws and regulations and supervision and examination by various regulatory agencies. Certain of the regulatory requirements that are or will be applicable to us are described below. This description is not intended to be a complete explanation of such statutes and regulations and their effect on us and is qualified in its entirety by reference to the actual statutes and regulations. These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the insurer of its deposits. The Bank is also a member of the Federal Home Loan Bank (the “FHLB”) of Chicago and may be subject to examination by the FHLB of Chicago.

15.

The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OTS and, under certain circumstances, the FDIC perform periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of customers, the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion with respect to their supervisory and enforcement activities and examination policies, including policies governing the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations.

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

In July 2008, the Bank received notice from the OTS supplementing the February 2007 Agreement. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. The Bank received approval from the OTS for a $1.0 million dividend from the Bank to the Holding Company on August 18, 2008. Management believes future dividend requests will be approved given the Bank’s current capital levels.

The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

The Company, as a savings and loan holding company, is required to file certain reports with, are subject to examination by and otherwise must comply with the rules and regulations of the OTS.

Regulation of Federal Savings Institutions

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings institutions such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage. In particular, certain lending authority for federal savings institutions with respect to commercial, nonresidential real property loans and consumer loans is limited to a specified percentage of an institution’s capital or assets.

Branching. Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval or non-objection, as applicable, of the OTS.

16.

Capital Requirements. The OTS capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to adjusted total assets ratio, a 4% core capital to adjusted total assets ratio (“leverage ratio”) (3% for institutions receiving the highest examination rating), and an 8% risk-based capital ratio. In addition to the above ratios, the prompt corrective action standards discussed below also establish, in effect, certain minimum ratios, which, if not met, will result in supervisory actions.

The risk-based capital standard requires federal savings institutions to maintain a Tier 1, or “core,” capital to risk-weighted assets ratio of at least 4% and a total capital to risk-based assets ratio of at least 8%. Risk-weighted assets include the following: all assets (including certain off-balance-sheet assets), certain recourse obligations, and direct credit substitutes, multiplied by a risk-weight factor of 0% to 100%, which is assigned by the OTS capital regulation based on the risks believed to be inherent in each type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, non-withdrawable accounts and pledged deposits meeting certain criteria and a certain amount of remaining goodwill; less certain intangible assets, certain servicing rights, certain credit-enhancing interest-only strips and certain investments in certain subsidiaries. The components of supplementary capital include certain permanent capital instruments, certain maturing capital investments, allowances for loan and lease losses (limited to a maximum of 1.25% of risk-weighted assets), and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular circumstances. At December 31, 2008, the Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against institutions that do not meet certain minimum capital ratios, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or less than 3% for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” If an institution receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” the institution must file a capital restoration plan with the OTS within 45 days of the receipt of such notice. Compliance with the capital restoration plan must be guaranteed by the parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit, if not fully secured, to a single or related

17.

group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent or extended, equal to 10% of the institution’s unimpaired capital and surplus, if such additional amount is fully secured by readily marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted interagency guidelines prescribing standards for safety and soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. The Bank has not received any notice that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before the institution makes any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two highest categories); if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; if the institution would be undercapitalized following the distribution; or if the distribution would otherwise be contrary to a statute, regulation, agreement with the OTS or condition imposed by the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if the institution meets certain criteria (e.g., if the institution is a subsidiary of a holding company). If the Bank’s capital were to fall below its regulatory requirements or the OTS notified the Bank of necessary increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulations if the OTS determined that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” in at least nine months out of each twelve-month period. “Qualified thrift investments” primarily consist of residential mortgages and related investments, including certain mortgage-backed securities.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, such as restrictions on investments, activities and branching. As of December 31, 2008, the Bank maintained 92.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the Bank’s authority to extend credit to, and engage in certain other transactions (collectively, “covered transactions”) with, “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiary). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution.

18.

The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are generally prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies; and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to its executive officers, directors and stockholders that own, control or have the power to vote more than 10% of any class of the institution’s voting stock (“insiders”), as well as entities affiliated with such persons, is limited. The Bank is restricted both in the individual and the aggregate amount of loans it may make to insiders based, in part, on the Bank’s capital position and the requirement that the Bank follow certain board approval procedures. Such loans must be made on terms substantially the same as those offered to non-insiders and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Certain additional restrictions apply to loans or extensions of credit to executive officers.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors or termination of deposit insurance. An insured institution or institution-affiliated party may also be assessed civil money penalties and/or criminal penalties for certain violations.

Assessments. Federal savings institutions must pay assessments to the OTS to fund its operations. The general assessments, paid on a semiannual basis, are based upon the savings institution’s size, condition, and complexity of business.

Insurance of Deposit Accounts. Under FDIC laws and regulations, FDIC-insured institutions, such as the Bank, are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized,” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses); “B” (institutions demonstrating weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the DIF); and “C” (institutions that pose a substantial probability of loss to the DIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

The FDIC has announced a restoration plan to reestablish the DIF to the statutorily required minimum reserve ratio. On December 22, 2008, the FDIC published a final regulation that increased risk-based assessment rates uniformly by seven basis points for the first quarter of 2009. On February 27, 2009, the FDIC published a final regulation (“2009 Regulation”), effective in the second

19.

quarter of 2009, which modified the risk-based assessment system applicable to insured depository institutions. The 2009 Regulation also increased base rates insured institutions must pay to a range of 12 to 45 basis points, based on the capital category and the supervisory category of each institution.

In addition, on March 3, 2009, the FDIC published a proposed regulation that would institute an additional 20 basis point emergency assessment on all insured institutions. This proposed regulation would also allow the FDIC to impose an another emergency assessment of up to 10 basis points if, after June 30, 2009, the DIF reserve ratio falls to a level the FDIC believes could erode public confidence in the deposit insurance program. It should be noted that the regulation pertaining to the emergency assessments is a proposed regulation and is subject to change.

Pursuant to the 2008 Emergency Economic Stabilization Act (described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 until December 31, 2009. The FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an extremely unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Federal Home Loan Bank (FHLB) System. The Bank is a member of the FHLB of Chicago. The FHLB system consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid loans, or 5% of its aggregate amount of outstanding advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008, of $5,423,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2007 the FHLB of Chicago terminated its dividend, and we cannot predict when that dividend will be resumed. The elimination of the dividend has reduced our net interest income. If interest on future Federal Home Loan Bank advances were increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with safe and sound operations to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the safe and sound operations. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution.

The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act examination rating and requires the OTS to provide a written evaluation of a bank’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. The Bank received an “outstanding” rating as a result of its most recent Community Reinvestment Act assessment.

20.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prohibitions Against Tying Arrangements. Federal savings institutions are prohibited, subject to certain exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Requirements. Federal laws and regulations govern an institution’s treatment of nonpublic personal information with respect to an institution’s consumers. Generally, the law requires an institution to provide notice to consumer customers about its privacy policies and practices, permits an institution to disclose nonpublic personal information about consumer customers to nonaffiliated third parties only under certain conditions, and requires an institution to provide consumer customers with a method and reasonable opportunity to “opt out” before the institution discloses any of the consumer customer’s information to certain nonaffiliated third parties.

Anti-Money Laundering and the Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious-activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect involve illegal funds, are designed to evade the requirements of the BSA or have no lawful purpose.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts.

The Bank is subject to BSA and PATRIOT Act requirements. The OTS carefully reviews an institution’s compliance with these requirements when examining an institution and considers the institution’s compliance when evaluating an application submitted by an institution. The OTS may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

Consumer Protection Laws. The Bank is subject to numerous consumer protection laws and regulations, such as the following: the Truth-In-Lending Act; the Home Mortgage Disclosure Act of 1975; the Equal Credit Opportunity Act; the Fair Credit Reporting Act of 1978; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Savings and Loan Holding Company Regulation

General. The Company is a savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

21.

Restrictions Applicable to Savings and Loan Holding Companies. According to federal law and OTS regulations, savings and loan holding companies may engage only in certain activities. Activities permissible for savings and loan holding companies include: (1) acquiring control of a savings association; (2) furnishing or performing management services for a subsidiary savings association of such holding company; (3) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such holding company; (4) holding or managing properties used or occupied by a savings association subsidiary of such holding company; and (5) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the OTS for multiple savings and loan holding companies.

In 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was enacted, which, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act also prohibited new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, however, retained their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies. The GLB Act also prohibited non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

Federal law prohibits a savings and loan holding company from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of a savings association or a savings and loan holding company without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by savings and loan holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, unless the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

The Company does not believe that the GLB Act has had thus far, or will have in the near future, a material adverse affect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan

22.

holding company or savings institution or in a manner otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

2008 Emergency Economic Stabilization Act

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”). EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury (“Treasury”), pursuant to its authority under EESA, announced the CPP. Pursuant to the CPP, qualifying public financial institutions may issue senior preferred stock to the Treasury in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever is less. Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on dividends, stock redemptions and repurchases, and executive compensation. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes. Neither the Company nor the Bank is participating in the CPP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA amends certain provisions of EESA, affecting financial institutions participating in TARP. The amendments to EESA primarily affect the executive compensation and the redemption of preferred stock provisions of EESA. These provisions are not applicable to Company or the Bank because neither are participating in TARP.

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”) applicable to public financial institutions. The CAP consists of two components. First, the Treasury will conduct a coordinated supervisory capital assessment exercise with each banking organization whose assets exceed $100 billion. Second, the Treasury will purchase manditorily convertible preferred stock from qualifying public financial institutions “as a bridge to private capital in the future.” The CAP does not replace the CPP, and institutions participating in the CPP can also apply to participate in the CAP. Financial Institutions participating in CAP must agree to a similar set of restrictions as the CPP, including restrictions on dividends, stock redemptions and repurchases, and executive compensation. Neither the Company nor the Bank anticipates applying to the CAP at this time.

FDIC Temporary Liquidity Guarantee Program

On October 15, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program consists of two voluntary components: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities not wishing to participate must have formally opted-out of each of the DGP and TAGP by December 5, 2008.

Debt Guarantee Program. Pursuant to the DGP, eligible entities may issue FDIC-guaranteed senior unsecured debt up to 125% of the entity’s senior unsecured debt outstanding as of September 30, 2008. Under the DGP, upon a payment default by the issuer of FDIC-guaranteed debt, the FDIC would continue to make scheduled interest and principal payments on the guaranteed debt. Debt issued under the DGP must be issued on or before October 31, 2009, and the guarantee will end on the earlier of the maturity date of the

23.

debt or December 31, 2012, although guaranteed debt may have a maturity date beyond December 31, 2012. Participating entities are assessed a fee by the FDIC based on the term of the debt and the type of institution. Neither the Company nor the Bank is currently participating in the DGP.

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2009. Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5%. For participating institutions, the FDIC will assess a fee equal to 10 basis points on qualifying transaction account deposit balances in excess of the current $250,000 insured limit. The Bank is participating in the TAGP.

ITEM 1A.	RISK FACTORS

Our business, operating results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. You should carefully consider the risks and uncertainties described below together with all of the information included in this report, including our consolidated financial statements and related notes for the year ended December 31, 2008. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may have a material adverse effect on our business, operating results and financial condition.

Continued adverse conditions in the U.S. economy, and in particular the greater Chicago area, could have a material adverse effect on our business and results of operations.

Recently the strength of the U.S. economy in general and the strength of the economy in the Chicago area in particular has declined. A sustained deterioration in national or local economic conditions could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our business, financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally or in the Chicago-area markets may cause a decrease in the demand for loans and other products and services that we offer and/or an increase in the number of borrowers or other counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect our business, financial condition and results of operations.

Current and further deterioration in the housing market could cause increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume and credit quality of our one-to-four family and multi-family residential mortgages and loans may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, decreased

24.

or nonexistent housing price appreciation or increases in interest rates. These factors could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans, the value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

Any of these scenarios could cause an increase in delinquencies and non-performing assets, require us to charge off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks posed by the particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. See “Item 1.—Business—Lending Activities—Allowance for Loan Losses.” The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. As a percentage of gross loans, the allowance was 0.55% at December 31, 2008. Over the past year, we increased our allowance as a percentage of gross loans based on management’s analysis of our credit quality, including an increase in non-performing loans, and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate. We cannot predict whether our regulators would ever compel us to increase our allowance. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last year has continued to compress our net interest margin. Also, if market rates increase, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply and instability in domestic and foreign financial markets.

25.

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our requirements.

We depend on access to a variety of funding sources to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our customers, including funding current loan commitments. Currently, our primary sources of liquidity are our customers’ deposits, as well as Federal Home Loan Bank advances, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.

Across the banking industry, access to liquidity has tightened in the form of reduced borrowing lines and/or increased collateral requirements. To the extent our balance sheet (customer deposits and principal reductions on loans and securities) is not sufficient to fund our liquidity needs, we rely on alternative funding sources, which may be more expensive than organic sources. In the past, the Federal Home Loan Banks have provided cost-effective and convenient liquidity to many community banks, such as the Bank. However, current economic conditions have created earnings and capital challenges for some of the Federal Home Loan Banks that could limit (or preclude) their ability to provide adequate liquidity.

We cannot predict the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008, and its implementing regulations and actions by the FDIC.

The programs established or to be established under the Emergency Economic Stabilization Act of 2008 will result in increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Insurance Act, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The impact on our business as a result of participating or not participating in any such programs cannot reliably be determined at this time.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for loans and deposits in our geographic markets with other commercial banks, thrifts, credit unions and brokerage firms operating in the markets we serve. Many of our competitors offer products and services which we do not, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Also, technological advances and the continued growth of internet-based banking and financial services have made it possible for non-depositary institutions to offer a variety of products and services competitive with certain areas of our business. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, savings and loan holding companies, federally insured, state-chartered banks, federal savings banks, thrifts and national banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various products and services.

26.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

ITEM 2.	PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 5400 South Pulaski Road, Chicago, Illinois 60632. In addition to the main office, the Bank has three branch locations at 2740 West 55th Street, Chicago, Illinois, 1835 West 47th Street, Chicago, Illinois and 21 East Ogden Avenue, Westmont, Illinois 60559. The Company owns all four of its offices. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2008.

27.

Stock Performance Graph

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Park Bancorp, Inc.	$100.00	$107.98	$113.06	$123.22	$92.36	$17.26
NASDAQ Stock Market Index	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Financial Stock Index	100.00	115.27	117.98	134.90	160.86	113.89

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Global Market under the symbol “PFED.” The Company had 455 stockholders of record at February 27, 2009. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2008 and 2007.

	2008			2007
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$26.97	$18.60	$0.18	$34.75	$33.25	$0.18
Second quarter	20.39	15.01	0.13	35.00	29.00	0.18
Third quarter	20.40	10.20	0.09	32.25	28.54	0.18
Fourth quarter	18.00	5.00	—	31.20	23.42	0.18

28.

Dividend Policy

The Company’s Board of Directors has the authority to declare dividends on the Company’s common stock, subject to statutory and regulatory requirements. During the fourth quarter of 2008 the Company suspended the payment of dividends on its common stock. The payment of dividends in the future, if any, would depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by OTS policy and regulations, be paid in addition to, or in lieu of, regular cash dividends. Also, pursuant to the Supervisory Agreement entered into by the Bank with the OTS, the Bank must obtain the prior approval of the OTS for any capital distributions, including the payment of a dividend from the Bank to the Company. See “Supervision and Regulation—General”.

Any dividends that the Company pays in the future may depend, in part, upon receipt of dividends from the Bank, because the Company generally has no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to the loan to the employee stock ownership plan. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions. See “Supervision and Regulation—Regulation of Federal Savings Institutions—Limitation on Capital Distributions”.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the fourth quarter of 2008 under the program. A total of 43,682 shares remain available for repurchase under the program.

29.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2008	2007	2006	2005	2004
Total assets	$219,600	$220,052	$227,189	$239,468	$267,620
Cash and cash equivalents	8,859	15,443	15,293	5,193	13,752
Securities available for sale	43,595	33,782	40,017	50,137	59,728
Loans receivable, net(1)	138,580	146,037	148,176	158,709	167,466
Deposits	137,649	136,974	142,928	149,004	166,125
Securities sold under repurchase agreements	3,239	3,234	3,227	3,222	3,369
FHLB advances	48,860	46,139	47,208	53,499	63,871
Stockholders’ equity	26,866	30,277	29,120	29,902	30,907
Interest income	11,452	11,990	12,298	13,265	13,689
Interest expense	6,039	6,457	6,436	5,826	5,277
Net interest income	5,413	5,533	5,862	7,439	8,412
Provision for loan losses	184	75	249	997	816
Noninterest income	563	793	652	794	2,053
Noninterest expense	9,185	6,602	6,411	6,449	5,959
Income tax (benefit) expense	(1,026)	(234)	(146)	157	1,162
Net income (loss)	(2,367)	(117)	—	630	2,528

30.

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Performance ratios:
Return on average assets	(1.06)%	(0.05)%	—%	0.25%	0.93%
Return on average equity	(8.15)	(0.38)	—	2.06	8.33
Average equity to average assets	12.99	13.92	12.70	12.02	11.22
Net interest rate spread(2)	2.49	2.55	2.53	2.97	3.16
Net interest margin(3)	2.72	2.78	2.74	3.15	3.32
Efficiency ratio(4)	153.70	104.36	98.42	78.33	56.94
Noninterest expense to average assets	4.11	3.00	2.75	2.53	2.20

Asset quality ratios:
Nonperforming loans as a percent of gross loans receivable(6)	0.55%	0.13%	1.54%	2.83%	1.79%
Nonperforming assets as a percentage of total assets(5)	1.21	1.20	2.03	2.04	1.20
Allowance for loan losses as a percent of gross loans receivable	0.55	0.43	0.43	1.41	0.79
Allowance for loan losses as a percent of nonperforming loans(6)	99.36	336.84	27.21	49.92	43.97

Other data:
Number of full service offices	4	3	3	3	3

(1)	The allowance for loan losses at December 31, 2008, 2007, 2006, 2005, and 2004 was $775, $640, $637, $2,368, and $1,374, respectively.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(4)	The efficiency ratio represents noninterest expense as a percent of net interest income before the provision for loan losses and noninterest income.
(5)	Nonperforming assets consist of nonperforming loans and REO.
(6)	Nonperforming loans consist of all loans 90 days or more past due and all other nonaccrual loans.

31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

The Company’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, checking accounts, time deposits and FHLB advances. The Company’s results of operations also are affected by its provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charge income, earnings on bank-owned life insurance, gains and losses on the sale of securities and miscellaneous other income. Non-interest expense currently consists primarily of salaries and employee benefits, real estate or investment securities impairment charges, occupancy, data processing, professional fees, and other operating expenses. The Company’s results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Throughout 2008 and continuing into 2009, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally. These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. While these disruptions have not yet had a significant negative impact on the Bank’s loan portfolio, we have experienced a reduction in demand for new loans, with a consequential reduction in the size of our loan portfolio, and an increase in the amount of nonperforming loans compared to year end 2007. At December 31, 2008, nonperforming loans represented 0.55% of gross loans, compared to 0.13% at December 31, 2007. Also, the decreased demand for new residential mortgage loans and the increase in nonperforming loans has resulted in a contraction of our net interest rate spread and net interest margin and the need to increase the provision for loan losses compared to 2007. Should the housing market and economic conditions in the Chicago-area stagnate or continue to deteriorate, it could have a material negative effect on the Company’s business and results of operation.

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

32.

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

33.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2008, 2007, and 2006. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings asset
Securities, net(1)	$36,059	$1,636	4.54%	28,472	1,309	4.60%	$31,036	$1,306	4.21%
Loans receivable(2)	142,233	9,128	6.42	144,276	9,556	6.62	153,680	9,769	6.36
Mortgage-backed securities, net(1)	12,321	496	4.03	17,382	690	3.97	22,766	906	3.98
Interest-earning deposits and other investments	8,093	192	2.37	8,823	435	4.93	6,087	317	5.21

Total interest-earning assets	198,706	11,452	5.76	198,953	11,990	6.03	213,569	12,298	5.76

Non-interest-earning assets	24,818			21,277			19,148

Total assets	$223,524			$220,230			$232,717

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$28,909	183	0.63	29,552	226	0.76	$31,859	244	0.77
Money market savings accounts	8,556	191	2.23	8,133	316	3.89	7,600	193	2.54
NOW accounts	8,894	50	0.56	15,950	48	0.30	16,546	63	0.38
Certificate accounts	86,816	3,598	4.14	84,480	3,886	4.60	90,092	3,738	4.15

Total deposits	133,175	4,022		138,115	4,476		146,097	4,238
FHLB advances and other borrowings	51,376	2,017	3.93	47,370	1,981	4.18	53,312	2,198	4.12

Total interest-bearing liabilities	184,551	6,039	3.27	185,485	6,457	3.48	199,409	6,436	3.23

Non-interest-bearing liabilities	9,937			4,083			3,747

Total liabilities	194,488			189,568			203,156
Stockholders’ equity	29,036			30,662			29,561

Total liabilities and stockholders’ equity	$223,524			$220,230			$232,717

Net interest income		$5,413			$5,533			$5,862

Net interest rate spread(3)			2.49%			2.55%			2.53%
Net interest margin(4)			2.72%			2.78%			2.74%
Ratio of average interest-earning assets to average interest-bearing liability	107.67%			107.26%			107.10%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

34.

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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Securities, net	$349	$(22)	$327	$(105)	$108	$3
Loans receivable, net	(138)	(290)	(428)	(571)	358	(213)
Mortgage-backed securities, net	(201)	7	(194)	(214)	(2)	(216)
Interest-earning deposits and other investments	(36)	(207)	(243)	143	(25)	118

Total interest-earning assets	(26)	(512)	(538)	(747)	439	(308)

Interest expense on
Passbook savings accounts	(5)	(38)	(43)	(15)	(3)	(18)
Money market savings accounts	16	(141)	(125)	14	109	123
NOW accounts	(22)	24	2	(2)	(13)	(15)
Certificate accounts	106	(394)	(288)	(234)	382	148
FHLB advances and other borrowings	155	(119)	36	(246)	29	(217)

Total interest-bearing liabilities	250	(668)	(418)	(483)	504	21

Change in net interest income	$(276)	$156	$(120)	$(264)	$(65)	$(329)

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets at December 31, 2008 were $219.6 million compared to $220.1 million at December 31, 2007, a decrease of $500,000. Securities available for sale increased $9.8 million to $43.6 million at December 31, 2008 from $33.8 million at December 31, 2007. The increase in securities available for sale was due to increased liquidity during 2008 as a result of greater than anticipated loan repayments during the year. During 2008, loans decreased $7.4 million to $138.6 million from $146.0 million in 2007 primarily due to a lower volume of loan originations and larger than anticipated loan repayments during 2008. These decreases were partially offset by an increase of $2.6 million in premises and equipment, the result of the Bank’s new branch location on 47th Street in Chicago, Illinois which opened in June, 2008.

Total liabilities at December 31, 2008 were $192.7 million compared to $189.8 million at December 31, 2007. Deposits remained stable with an increase of $600,000 to $137.6 million at December 31, 2008 from $137.0 million at December 31, 2007. Advances from the Federal Home Loan Bank increased $2.8 million to $48.9 million at December 31, 2008 from $46.1 million at December 31, 2007.

35.

Stockholders’ equity at December 31, 2008 decreased $3.4 million to $26.9 million compared to $30.3 million at December 31, 2007. Book value at December 31, 2008 was $22.79 per share. The decrease in stockholders’ equity from December 31, 2007 was primarily attributable to the repurchase of 21,805 shares at an average price of $22.15 or $483,000, dividends paid of $468,000, a net loss of $2.4 million, and a change in the fair value of securities available for sale, net of tax, of $278,000.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General

Net loss was $2.4 million for the year ended December 31, 2008, compared to a $117,000 net loss for the same period in 2007. The change is primarily due to an increase in noninterest expense of $2.6 million, which was the result of a $1.7 million loss on security impairment and a $1.0 million impairment on the carrying value of other real estate owned properties.

Net Interest Income

Interest income in 2008 was $11.5 million, compared to $12.0 million in 2007. Average yield on interest-earning assets decreased to 5.76% in 2008, compared to 6.03% in 2007, while average interest-earning assets decreased $247,000 during 2008 from 2007. The decreases were due to a declining interest rate environment in 2008 that led to increased loan repayments during that period.

Interest expense in 2008 was $6.0 million compared to $6.5 million in 2007. The change in interest expense is due to a 21 basis point decrease in the average cost of interest–bearing liabilities and a decrease of $934,000 in average interest-bearing liabilities from 2007.

Net interest income in 2008 was $5.4 million compared to $5.5 million in 2007. The net interest rate spread and net interest margin was 2.49% and 2.72% in 2008 compared to 2.55% and 2.78% in 2007, respectively.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Management increased the factor relating to economic conditions due to the weakening economy throughout the year and the increased unemployment level in the latter half of 2008. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. The provision for loan losses was $184,000 and $75,000 in 2008 and 2007, respectively.

36.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2008 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income

Noninterest income in 2008 was $563,000 compared to $793,000 in 2007. The change was primarily due to a $74,000 gain on the sales of securities and a gain on the sale of real estate owned of $162,000 realized in 2007 with no similar gains occurring in 2008. The Company does not expect significant gains on the sales of securities or sales of real estate owned in 2009, as significant securities sales are not a planned strategy of the Company, and real estate owned is carried at the estimated market value as of December 31, 2008.

Noninterest Expense

Noninterest expense in 2008 was $9.2 million, an increase of $2.6 million from 2007. The change was primarily due to a loss on security impairment of $1.7 million and a writedown on the carrying value of other real estate owned of $1.0 million during 2008. The Company recognized a $1.5 million other-than-temporary impairment loss on its mutual fund investment and a $211,000 other-than-temporary impairment loss on its equity securities portfolio in 2008. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, and according to accounting literature in FASB Staff Position 115, the losses were recognized through earnings. Advertising expense increased $121,000 for the year ended December 31, 2008 from the same period in 2007 due to the opening of the branch location on 47th Street in Chicago. Professional fees were $439,000 for the year ended 2008 compared to $302,000 in 2007. This increase was due to additional legal and accounting fees related to the Company’s supervisory agreement with the OTS and the replacement of the Company’s Chief Financial Officer.

The mutual fund investment and equity securities portfolio is carried at market value as of December 31, 2008. Subsequent to December 31, 2008, the market value of the investments has continued to deteriorate. If the market value declines are determined to be other-than-temporary, additional noninterest expense will be recognized in future periods. Similarly, real estate owned is carried at the estimated market value as of December 31, 2008. If the estimated value of real estate continues to decline, additional noninterest expense will be recognized in future periods. Management monitors the market value of the mutual fund investment by periodically reviewing the published net asset value of the mutual fund. Management monitors the estimated value of the Company’s real estate owned by periodically reviewing comparable property sales, and obtaining updated real estate appraisals.

37

Income Taxes

An income tax benefit of $1.0 million was recognized in 2008 compared to the income tax benefit of $234,000 recognized in 2007. The increase in income tax benefit was due to a larger pre-tax loss in 2008 compared to 2007, partially offset by a deferred tax asset valuation allowance of $339,000 recorded in 2008. The Company recognized a deferred tax asset valuation allowance in 2008 due to uncertainty that deferred tax assets may not be fully realized. Factors that the Company considered when recording the valuation allowance included that the Company reported a net loss in the previous two years, FDIC assessments are expected to increase noninterest expense in future periods, and the uncertainty regarding further other-than-temporary impairment as a result of further declines in the fair value of securities available for sale. If the Company determines that the deferred tax assets will more likely than not be realized in future periods, the Company will make an adjustment to the valuation allowance by reducing the provision for income taxes.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank’s average regulatory liquidity ratios were 28.99%, 22.37%, and 21.82% for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(1.2) million, $1.3 million, and $(423,000) in 2008, 2007, and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $(8.1) million, $6.6 million, and $23.6 million in 2008, 2007 and 2006, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash used in financing activities was $2.7 million, $(7.7) million, and $(13.1) million, in 2008, 2007, and 2006, respectively.

At December 31, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $25.6 million, or 11.7% of adjusted total assets, which is above the required level of $8.8 million, or 4.0%; and total risk-based capital of $26.3 million, or 19.6% of risk-weighted assets, which is above the required level of $10.8 million, or 8.0%.

38.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2008, cash and short-term investments totaled $8.9 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 2008 the Bank had outstanding FHLB advances of $48.9 million and had the capacity available to borrow an additional $16.6 million if needed.

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

Securities Available For Sale: Securities available are carried at the estimated fair value. Unrealized gains and losses on securities available for sale are included as a separate component of stockholders’ equity, net of deferred income taxes. The fair value of certain securities is less than amortized cost. When management believes the decline in fair values below the cost represents an other-than-temporary impairment, the loss is recognized on the income statement. The estimated fair value of investment securities are declining in the current market, and management is monitoring the values of its securities available for sale.

The fair value of certain securities was less than amortized cost at December 31, 2008. Management believes the decline in market value below cost does not represent an other-than-temporary impairment, and thus no loss was recognized on the income statement.

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

39.

Income Taxes: The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the assets will more likely than not be realized. In determining the possible realization of deferred tax assets, the Company considers future taxable income and tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which the ability to utilize the deferred tax assets would expire.

A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. In the event that the Company determines that it would be able to realize deferred tax assets, the Company would make an adjustment to the valuation allowance by reducing the provision for income taxes.

Commitments

At December 31, 2008, the Bank had outstanding commitments to originate mortgage loans of $1.3 million, as compared to $504,000 at December 31, 2007. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2008 totaled $63.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new funds, which may result in higher levels of interest expense and affect the Company’s level of earnings.

40.

The following tables disclose contractual obligations and commitments of the Company as of December 31, 2008:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Time deposits	$87,454	$63,386	$21,279	$2,789	$—
Securities sold under agreements to repurchase	3,239	3,239	—	—	—
FHLB advances	48,860	8,675	7,185	—	33,000
SERP liability	78	78	—	—	—

Total contractual cash obligations	$139,631	$75,378	$28,464	$2,789	$33,000

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Loans in process	$1,287	$1,287	$—	$—	$—
Unused lines of credit	4,987	4,987	—	—	—
Loan commitments	1,253	1,253	—	—	—

Total commitments	$7,527	$7,527	$—	$—	$—

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

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in

41.

calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2008, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (18)% and would result in a $4.6 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2008 and 2007 assuming an instantaneous and sustained change in market interest rates of 300, 200 and 100, basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2008

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$17,342	$(8,708)	(33)%	8.18%	(326) bp
+200 bp	21,427	(4,623)	(18)	9.83	(161) bp
+100 bp	24,462	(1,588)	(6)	10.96	(48) bp
0 bp	26,051	—	—	11.44	—
-100 bp	25,034	(1,016)	(4)	10.89	(55) bp
-200 bp	N/A	N/A	N/A	N/A	N/A
-300 bp	N/A	N/A	N/A	N/A	N/A

42.

	December 31, 2007
	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$25,258	$(8,420)	(25)%	11.82%	(306) bp
+200 bp	28,764	(4,914)	(15)	13.18	(170) bp
+100 bp	31,698	(1,980)	(6)	14.24	(64) bp
0 bp	33,678	—	—	14.88	—
-100 bp	34,280	602	2	14.96	8 bp
-200 bp	33,950	273	1	14.67	(21) bp
-300 bp	N/A	N/A	N/A	N/A	N/A

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

43.

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

Park Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008, that materially affected, or is reasonably likely of affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

44.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Election of Directors—Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Corporate Governance-Meetings of the Board of Directors” and “Corporate Governance-Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

(b)	Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s definitive proxy statement under the caption “Election of Directors-Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

(c)	The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available at no charge upon written request to the Company’s Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

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

45.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, relating to equity compensation plans of the Company pursuant to which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:

1997 Stock Option Plan(1)	47,557	$19.97	—

2003 Incentive Compensation Plan	1,500	22.00	98,500

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	49,057	$20.04	98,500

(1)	The right to grant awards under the plan terminated in February 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the caption “Transactions with Certain Related Persons” and “Corporate Governance – Director Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption, “Principal Accountant Firm Fees” and is incorporated herein by reference.

46.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1,2	Financial Statements and Schedules

See Index to Financial Information on page F-1.

3	Exhibits

See Exhibit Index on page i, which is incorporated herein by reference.

47.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March 2009.

PARK BANCORP, INC.

By:	/s/ David A. Remijas
David A. Remijas
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Remijas	Chairman of the Board, President, and	March 31, 2009
David A. Remijas	Chief Executive Officer (principal executive officer)

/s/ Victor E. Caputo	Treasurer , and Chief Financial Officer	March 31, 2009
Victor E. Caputo	(principal financial and accounting officer)

/s/ Richard J. Remijas, Jr.	Executive Vice President, Chief	March 31, 2009
Richard J. Remijas, Jr.	Operating Officer, Corporate Secretary and Director

/s/ Robert W. Krug	Director	March 31, 2009
Robert W. Krug

/s/ John J. Murphy	Director	March 31, 2009
John J. Murphy

/s/ Victor H. Reyes	Director	March 31, 2009
Victor H. Reyes

/s/ Paul Shukis	Director	March 31, 2009
Paul Shukis

48.

PARK BANCORP, INC.

Chicago, Illinois

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Oak Brook, Illinois

March 17, 2009

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

(In thousands, except share and per share data)

	2008	2007
ASSETS
Cash and due from banks	$3,138	$2,104
Federal funds sold	3,244	11,542
Interest-bearing deposits with other financial institutions	2,477	1,797

Total cash and cash equivalents	8,859	15,443
Securities available for sale	43,595	33,782
Loans receivable, net of allowance of $775 and $640	138,580	146,037
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,625	6,983
Accrued interest receivable	1,139	885
Bank-owned life insurance	7,975	7,679
Real estate owned	1,874	2,449
Other assets	2,530	1,371

Total assets	$219,600	$220,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$6,152	$5,707
Interest-bearing	131,497	131,267

Total deposits	137,649	136,974
Securities sold under repurchase agreements	3,239	3,234
Advances from borrowers for taxes and insurance	2,051	1,834
Federal Home Loan Bank advances	48,860	46,139
Accrued interest payable	365	485
Other liabilities	570	1,109

Total liabilities	192,734	189,775
Commitments and contingent liabilities (Note 13)	—	—

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued 2,914,028; outstanding 1,192,174 and 1,213,979 shares	29	29
Additional paid-in capital	32,118	32,045
Retained earnings	26,103	28,938
Treasury stock, 1,721,854 and 1,700,049 shares, at cost	(31,043)	(30,560)
Unearned ESOP shares	(205)	(317)
Accumulated other comprehensive income (loss)	(136)	142

Total stockholders’ equity	26,866	30,277

Total liabilities and stockholders’ equity	$219,600	$220,052

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007, and 2006

(In thousands, except share and per share data)

	2008	2007	2006
Interest income
Loans receivable	$9,128	$9,556	$9,769
Securities	2,132	1,999	2,212
Interest-bearing deposits with other financial institutions	192	435	317

	11,452	11,990	12,298

Interest expense
Deposits	4,022	4,476	4,238
Federal Home Loan Bank advances and other borrowings	2,017	1,981	2,198

	6,039	6,457	6,436

Net interest income	5,413	5,533	5,862

Provision for loan losses	184	75	249

Net interest income after provision for loan losses	5,229	5,458	5,613

Non-interest income
Gains (loss) on sales of securities	(9)	74	—
Service charge income	240	227	244
Gain (loss) on sale of real estate owned	(3)	162	(9)
Gain on sale of real estate held for development	—	—	85
Earnings on bank-owned life insurance	296	286	274
Other operating income	39	44	58

	563	793	652

Non-interest expense
Compensation and benefits	3,295	3,255	3,604
Occupancy and equipment	941	782	817
Regulatory fees	173	188	166
Data processing services	245	227	208
Advertising	190	69	116
Professional fees	439	302	356
Low income housing investment (gains) losses	(6)	80	100
Real estate owned impairment and expenses	1,233	816	389
Loss on security impairment	1,712	168	—
Other operating expenses	963	715	655

	9,185	6,602	6,411

Income (loss) before income taxes	(3,393)	(351)	(146)

Income tax (benefit) expense	(1,026)	(234)	(146)

Net income (loss)	$(2,367)	$(117)	$—

Basic earnings per share	$(2.02)	$(0.10)	$—
Diluted earnings per share	$(2.02)	$(0.10)	$—

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008, 2007, and 2006

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance at January 1, 2006	$27	$28,424	$30,664	$(28,097)	$(561)	$(555)	$29,902

Comprehensive income
Net loss	—	—	—	—	—	—	—	$—
Change in fair value of securities available for sale, net	—	—	—	—	—	208	208	208

Total comprehensive income								$208

Cash dividends declared ($0.72 per share)	—	—	(766)	—	—	—	(766)

Stock-based compensation	—	24	—	—	—	—	24

Purchase of 28,780 shares of treasury stock	—	—	—	(959)	—	—	(959)

Exercise of 18,264 stock options, including tax benefits	1	292	—	—	—	—	293

ESOP shares earned	—	293	—	—	125	—	418

Balance at December 31, 2006	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120

Comprehensive income
Net loss	—	—	(117)	—	—	—	(117)	$(117)
Change in fair value of securities available for sale, net	—	—	—	—	—	489	489	489

Total comprehensive income								$372

(Continued)

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008, 2007, and 2006

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Cash dividends declared ($0.72 per share)	$—	$—	$(843)	$—	$—	$—	$(843)

Stock-based compensation	—	24	—	—	—	—	24

Purchase of 46,299 shares of treasury stock	—	—	—	(1,504)	—	—	(1,504)

Exercise of 145,519 stock options, including tax benefits	1	2,748	—	—	—	—	2,749

ESOP shares earned	—	240	—	—	119	—	359

Balance at December 31, 2007	29	32,045	28,938	(30,560)	(317)	142	30,277

Comprehensive income
Net loss	—	—	(2,367)	—	—	—	(2,367)	$(2,367)
Change in fair value of securities available for sale, net	—	—	—	—	—	(278)	(278)	(278)

Total comprehensive income								$(2,645)

Cash dividends declared ($0.40 per share)	—	—	(468)	—	—	—	(468)

Purchase of 21,805 shares of treasury stock	—	—	—	(483)	—	—	(483)

ESOP shares earned	—	73	—	—	112	—	185

Balance at December 31, 2008	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(2,367)	$(117)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities
Net premium amortization on securities	54	19	46
Dividend reinvestments	(139)	(317)	(274)
(Gains) losses on sales of securities	9	(74)	—
Loss on security impairment	1,712	168	—
Write-down of REO property	1,014	305	—
Gain on sale of real estate held for development	—	—	(85)
(Gain) loss on sale of real estate owned	3	(162)	9
Earnings on bank-owned life insurance	(296)	(286)	(274)
Provision for loan losses	184	75	249
Depreciation	439	331	390
Deferred income tax (benefit)	(1,365)	(324)	309
Deferred loan fees	(55)	(98)	(84)
ESOP expense	185	359	418
Stock-based compensation expense	—	24	24
Net change in accrued interest receivable	(254)	102	71
Net change in other assets	349	1,454	(1,383)
Net change in accrued interest payable	(120)	32	(24)
Net change in other liabilities	(539)	(240)	185

Net cash from operating activities	(1,186)	1,251	(423)

Cash flows from investing activities
Maturities and calls of securities	12,917	13,475	11,000
Purchases of securities	(30,317)	(11,881)	(6,371)
Sales of securities	364	272	—
Principal repayments on securities	5,166	5,315	6,033
Sale of FHLB stock	—	—	4,370
Net change in loans	8,317	5,021	10,037
Loans purchased	(1,718)	(4,846)	(1,930)
Expenditures for premises and equipment	(3,081)	(2,429)	(355)
Proceeds from the sale of real estate held for development	—	—	703
Proceeds from sales of real estate owned	287	1,656	126

Net cash from investing activities	(8,065)	6,583	23,613

(Continued)

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from financing activities
Net change in deposits	$675	$(5,954)	$(6,076)
Net change in securities sold under repurchase agreements	5	7	5
Net change in advances from borrowers for taxes and insurance	217	(270)	(96)
Stock options exercised	—	2,749	293
Dividends paid to stockholders	(468)	(843)	(766)
Purchases of treasury stock	(483)	(1,504)	(959)
FHLB advances	12,000	13,391	29,042
Repayment of FHLB advances	(9,279)	(14,460)	(35,333)
Other borrowings	—	(800)	800

Net cash from financing activities	2,667	(7,684)	(13,090)

Net change in cash and cash equivalents	(6,584)	150	10,100

Cash and cash equivalents at beginning of year	15,443	15,293	5,193

Cash and cash equivalents at end of year	$8,859	$15,443	$15,293

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$6,159	$6,425	$6,460
Income taxes	—	—	—
Non-cash activity
Loans transferred to real estate owned	729	1,987	2,261

See accompanying notes.

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

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

Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and three branches, located in Chicago and Westmont, Illinois. The Company’s exposure to credit risk is significantly affected by changes in the economy in these market areas. The Company’s revenues primarily arise from interest income from retail lending activities and investments.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of assets and liabilities, and prepayment of mortgage-backed securities are particularly subject to change.

Securities: Securities are classified as available for sale when management may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are included as a separate component of stockholders’ equity, net of deferred income taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted amortized cost of the securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and deferred loan origination fees and costs.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and related components have useful lives ranging from 5 to 40 years and furniture, fixtures, and equipment have useful lives ranging from 3 to 7 years.

Real Estate Owned: Real estate acquired through foreclosure and similar proceedings is carried at the lower of cost (fair value at the date of foreclosure) or fair value less estimated costs to sell. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. A valuation allowance of $417,000 and $305,000 was recorded in 2008 and 2007, respectively. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. In accordance with EITF 06-5, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Adoption of this standard did not significantly impact the Company. Prior to 2007, the Company accounted for contingencies associated with certain tax positions in accordance with FAS No. 5, Accounting for Contingencies, which provides the recording of a contingency based on the probability of certain events to transpire that range from probable to remote as opposed to applying a more likely than not recognition threshold.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt and accrued interest.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Stock Compensation: Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and the unrealized gains and losses on securities available for sale, net of taxes, which is also recognized as a separate component of stockholders’ equity.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Adoption of New Accounting Standards: FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. Except for additional disclosures in the notes to the financial statements, adoption of this standard did not significantly impact the Company.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of, or subsequent to, January 1, 2008.

FASB Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The adoption of this standard did not impact the Company.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a significant impact on the Company.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a significant impact on the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement No. 133” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of Statement No. 133 for derivative instruments and hedging activities. FAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments, as well as disclosures about credit-risk features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a significant impact on the Company.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008
Government sponsored enterprises	$25,326	$240	$(5)
Corporate	3,816	—	(273)
Equity	4,762	—	—
Mortgage-backed	9,691	9	(176)

	$43,595	$249	$(454)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007
Government sponsored enterprises	$11,937	$135	$(2)
Equity	6,719	15	(4)
Mortgage-backed	15,126	102	(30)

	$33,782	$252	$(36)

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at year-end 2008 and 2007 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2008
Government sponsored enterprises	$990	$(5)	$—	$—	$990	$(5)
Corporate	3,816	(273)	—	—	3,816	(273)
Mortgage-backed	4,099	(69)	4,029	(107)	8,128	(176)

Total temporarily impaired	$8,905	$(347)	$4,029	$(107)	$12,934	$(454)

December 31, 2007
Government sponsored enterprises	$—	$—	$2,998	$(2)	$2,998	$(2)
Equity	106	(4)	—	—	106	(4)
Mortgage-backed	761	(2)	6,295	(28)	7,056	(30)

Total temporarily impaired	$867	$(6)	$9,293	$(30)	$10,160	$(36)

Except for its equity investments as explained in the following paragraph, unrealized losses on the above securities have not been recognized into income because the issuers of these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to current market conditions. The Company’s management believes that the fair value of these securities will recover in the future as the security approaches maturity and as current market conditions improve.

During 2007, the Company recognized $168,000 of other-than-temporary impairment loss on its mutual fund investment. In 2008, the Company recognized an additional impairment loss of $1.5 million because the fair value of the mutual fund continued to decline through 2008. Also in 2008 the Company recognized a $211,000 impairment loss on other equity securities. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, the unrealized losses were deemed to be other-than-temporary, and the losses were recognized through earnings.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of securities at December 31, 2008 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

Fair Value
Due within one year	$—
Due one to five years	3,816
Due five years to ten years	10,166
Due after ten years	15,160

29,142
Equity	4,762
Mortgage-backed	9,691

$43,595

Securities with a carrying value of $9.1 million and $8.1 million at December 31, 2008 and 2007, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2008	2007	2006
Proceeds from sales	$364	$272	$—
Gross realized gains	5	74	—
Gross realized losses	(14)	—	—

NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans to and obtains deposits from customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Loans receivable are summarized as follows at year end:

	2008	2007
Mortgage loans
Principal balances
One-to-four-family residential	$92,829	$86,427
Multi-family residential	19,338	23,882
Commercial, construction, and land	18,907	22,324

	131,074	132,633
Undisbursed portion of loans	(1,287)	(1,857)
Net deferred loan origination fees	(220)	(275)

Total mortgage loans	129,564	130,501
Consumer loans	4,738	6,026
Participations and loans purchased	5,050	10,150
Allowance for loan losses	(775)	(640)

	$138,580	$146,037

A summary of activity in the allowance for loan losses follows:

	2008	2007	2006
Beginning balance	$640	$637	$2,368
Provision for loan losses	184	75	249
Recoveries	1	—	77
Loans charged off	(50)	(72)	(2,057)

Ending balance	$775	$640	$637

The Company had no impaired loans at December 31, 2008 and 2007, respectively.

Non-performing loans were as follows:

	December 31,
	2008	2007
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	780	190

Nonaccrual loans and past due over 90 days still on accrual include smaller balance homogeneous loans that are collectively evaluated for impairment.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Loans to executive officers, directors, and their related companies and individuals totaled approximately $637,000 and $648,000 at December 31, 2008 and December 31, 2007, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2008	2007
Cost
Land	$1,891	$918
Buildings and improvements	8,670	7,184
Furniture and fixtures	1,695	1,113

Total cost	12,256	9,215
Less accumulated depreciation	(2,631)	(2,232)

	$9,625	$6,983

NOTE 5 - REAL ESTATE OWNED

Real estate owned activity was as follows:

	2008	2007
Beginning of year	$2,449	$2,261
Transferred from loans	729	1,987
Sales	(290)	(1,494)
Write-downs	(1,014)	(305)

End of year	$1,874	$2,449

Operating expenses related to real estate owned was $219,000 and $511,000 during 2008 and 2007.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 6 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $24,852,000 at December 31, 2008 and $20,686,000 at December 31, 2007.

At December 31, 2008, scheduled maturities of certificates of deposit are as follows:

2009	$63,386
2010	15,392
2011	5,887
2012	633
2013	2,156

$87,454

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the FHLB were as follows:

	2008	2007
Maturities January 2009 through October 2018, fixed rate at rates from 2.62% to 4.88%	$48,860	$46,139

Average interest rate	3.79%	4.12%

The Company may incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $37.0 million are callable quarterly in whole or in part by the FHLB.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 133% of the outstanding advances from the FHLB.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities over the next five years and thereafter are:

2009	$8,675
2010	3,185
2011	4,000
2112	—
2013	—
Thereafter	33,000

$48,860

NOTE 8 - EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $71,000, $74,000, and $76,000, for 2008, 2007, and 2006, respectively.

Supplemental Executive Retirement Plan

The Bank maintained a non-qualified supplemental executive retirement plan (“SERP”) covering certain officers and highly compensated employees. There was no SERP expense in 2008, 2007, or 2006 because the plan was frozen as of January 1, 2006. In 2008, the Board of Directors approved the SERP to be terminated. As a result of the plan termination, $451,000 of the accrued benefit was paid in 2008. The remaining $78,000 accrued benefit at December 31, 2008 is expected to be paid out in 2009.

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company in 1996 and used those funds to acquire 216,099 shares of the Company’s stock at $10 per share.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Shares purchased by the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a 15-year period. However, in the event the Bank’s contributions exceed the minimum debt service requirements, additional principal payments will be made.

During 2008, 2007, and 2006, 11,230, 11,898, and 12,567, shares of stock, with an average fair value of $16.53, $30.26, and $33.50, per share were committed to be released, resulting in ESOP compensation expense of $185,000, $359,000, and $418,000, respectively. ESOP shares increased 3,377 and 3,657 as of December 31, 2008 and 2007, respectively, due to shares being purchased with dividends received on allocated shares. ESOP shares had been reduced by 2,265 and 3,452 as of December 31, 2008 and 2007, respectively, because of terminations. Shares held by the ESOP at December 31, 2008 and 2007 are as follows:

	2008	2007
Allocated shares	176,031	163,689
Unallocated shares	20,453	31,683

Total ESOP shares	196,484	195,372

Fair value of unallocated shares	$92	$776

Stock Option Plans

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. At December 31, 2008, no shares have been granted.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

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

There were no options granted in 2007 and 2006.

The fair value of options granted in 2008 was determined using the following weighted-average assumptions as of the grant date.

2008
Risk-free interest rate	3.37%
Expected term	7 years
Expected stock price volatility	16%
Dividend yield	3.27%

A summary of the activity in the stock option plan for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	57,557	$20.49

Granted	1,500	22.00
Exercised	—	—
Forfeited	(10,000)	22.95

Outstanding and expected to vest at year end	49,057	$20.04	2.9	$—

Options exercisable at year end	47,557	$19.97	2.7	$—

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Information related to the stock option plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised	$—	$2,545	$316
Cash received from option exercises	—	2,334	293
Tax benefit realized from option exercises	—	415	—
Weighted average fair value of options granted	2.99	—	—

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2008, 2007, and 2006. Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. Due to the Company’s net loss in 2008 and 2007, stock options totaling 49,057 and 57,557 were excluded from the computation of diluted loss per share, as they were anti-dilutive.

	2008	2007	2006
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(2,367)	$(117)		$—
Weighted average common shares outstanding	1,172,311	1,181,466		1,070,126

Basic earnings (loss) per share	$(2.02)	$(0.10)	$	N/A

Diluted earnings (loss) per share
Net income (loss) available to common stockholders	$(2,367)	$(117)		$—
Weighted average common shares outstanding	1,172,311	1,181,466		1,070,126
Dilutive effect of stock options	—	—		87,023

Average common shares and dilutive potential common shares	1,172,311	1,181,466		1,157,149

Diluted earnings (loss) per share	$(2.02)	$(0.10)	$	N/A

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

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

At year end, the Bank’s actual capital levels and minimum required levels were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk-weighted assets)	$26,326	19.6%	$10,745	8.0%	$13,432	10.0%
Tier 1 (core) capital (to risk-weighted assets)	25,551	19.0	5,379	4.0	8,069	6.0
Tier 1 (core) capital (to adjusted total assets)	25,551	11.7	8,735	4.0	10,919	5.0

2007
Total capital (to risk-weighted assets)	$29,004	20.2%	$11,483	8.0%	$14,354	10.0%
Tier 1 (core) capital (to risk-weighted assets)	28,364	19.8	5,741	4.0	8,612	6.0
Tier 1 (core) capital (to adjusted total assets)	28,364	13.0	8,757	4.0	10,947	5.0

The Bank at December 31, 2008 and 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

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

In July 2008, the Bank received notice from the OTS supplementing the February 2007 Agreement. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. The Bank received approval from the OTS for a $1.0 million dividend from the Bank to the Holding Company on August 18, 2008. Management believes future dividend requests, if necessary, will be approved given the Bank’s current capital levels.

The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

NOTE 12 - INCOME TAXES

Income tax (benefit) expense consists of the following:

	2008	2007	2006
Currently payable tax	$—	$90	$(455)
Deferred tax (benefit)	(1,365)	(324)	309
Valuation allowance	339	—	—

Income tax (benefit) expense	$(1,026)	$(234)	$(146)

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2008, 2007, or 2006. The state of Illinois does not tax interest earned on such securities.

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax computed at the statutory rate	$(1,153)	(34.0)%	$(119)	34.0%	$(50)	(34.0)%
ESOP expense	20	0.6	82	23.3	100	68.5
Bank-owned life insurance	(101)	(3.0)	(97)	(27.6)	(93)	(63.7)
Low income housing credits	(117)	(3.5)	(117)	(33.3)	(117)	(80.1)
Valuation allowance	339	10.0	—	—	—	—
Other items, net	(14)	(0.4)	17	4.8	14	9.3

	$(1,026)	(30.2)%	$(234)	(70.0)%	$(146)	(100.0)%

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income, which differed from the provision charged to income. The amount of deferred tax liabilities not recorded approximates $1,121,000, and would be recorded if this deduction is reversed.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2008	2007
Deferred loan fees	$75	$93
ESOP and Supplemental Retirement Plan expense	58	217
Unrealized loss on securities available for sale	69	—
Bad debt deduction	264	218
Loss on security impairment	639	57
Write-down of REO property	448	104
Low income housing and other tax credits	405	161
Net operating loss carryforward	351	—

Total deferred tax assets	2,309	850

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

	2008	2007
FHLB stock dividends	$(333)	$(333)
Depreciation	(135)	(214)
Unrealized gain on securities available for sale	—	(73)
Other	(25)	(29)
Valuation allowance	(339)	—

Total deferred tax liabilities	(832)	(649)

Net deferred tax asset	$1,477	$201

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year end 2008.

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

The contractual amount of financial instruments with off-balance-sheet risk at year end is summarized as follows:

	2008	2007
Commitments to make loans (all fixed rate)	$1,253	$504
Unused lines of credit	4,987	3,928
Letters of credit	201	341
Loans in process	1,287	1,857

The loan commitments at December 31, 2008 have terms of up to 60 days and rates in the range of 6.0% to 6.75%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 14 - FAIR VALUE

FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$4,647	$38,948	$—

The Company had no assets or liabilities measured on a non-recurring basis at December 31, 2008.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 14 - FAIR VALUE (Continued)

The carrying amount and estimated fair value of financial instruments, not previously presented, at year end are as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$8,859	$8,859	$15,443	$15,443
Loans receivable, net	138,580	140,240	146,037	148,050
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	1,139	1,139	885	885

Financial liabilities
Deposits with no fixed maturity dates	$(50,195)	$(50,195)	$(51,500)	$(51,500)
Deposits with fixed maturity dates	(87,454)	(87,753)	(85,474)	(86,274)
Securities sold under repurchase agreements	(3,239)	(3,239)	(3,234)	(3,234)
Advances from borrowers for taxes and insurance	(2,051)	(2,051)	(1,834)	(1,834)
FHLB advances	(48,860)	(54,265)	(46,139)	(47,520)
Accrued interest payable	(365)	(365)	(485)	(485)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of FHLB advances is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items, based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2008	2007	2006
Unrealized holding gains (losses) on securities available for sale	$(2,142)	$648	$314
Less reclassification adjustments for gains (losses) recorded in income	(1,721)	(94)	—

Net unrealized gains (losses)	(421)	742	314
Tax effect	143	(253)	(106)

Other comprehensive income (loss)	$(278)	$489	$208

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of operations, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$633	$458
Securities available for sale	115	446
ESOP loan	283	424
Investment in bank subsidiary	25,414	28,499
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	449	465

Total assets	$26,895	$30,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$29	$16
Stockholders’ equity	26,866	30,277

Total liabilities and stockholders’ equity	$26,895	$30,293

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Operating income
Dividends from subsidiaries	$1,000	$—	$1,000
Gains on sales of securities	5	74	—
Interest income
Securities (including dividends)	16	27	23
Loans	—	52	66
ESOP loan	31	41	51
Interest-bearing deposits	—	21	10

Total operating income	1,052	215	1,150

Operating expenses
Interest on borrowings	10	4	15
Loss on security impairment	211	—	—
Other expenses	369	298	288

Total operating expenses	590	302	303

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	462	(87)	847

Income tax expense (benefit)	(183)	(34)	(59)

Income (loss) before equity in undistributed earnings of subsidiaries	645	(53)	906

Dividends in excess of subsidiary earnings	(3,012)	(64)	(906)

Net income (loss)	$(2,367)	$(117)	$—

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(2,367)	$(117)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities
Gain on sale of securities available for sale	(5)	(74)	—
Loss on security impairment	211	—	—
Dividends in excess of subsidiary earnings	3,012	64	906
Change in
Other assets	7	(394)	33
Other liabilities	13	(39)	(20)

Net cash from operating activities	871	(560)	919

Cash flows from investing activities
Sale of securities available for sale	114	272	—
Net change in loans receivable	—	914	(516)
Payment received on ESOP loan	141	142	141

Net cash from investing activities	255	1,328	(375)

Cash flows from financing activities
Other borrowings	500	—	800
Repayment of other borrowings	(500)	(800)	—
Stock options exercised	—	2,749	293
Purchase of treasury stock	(483)	(1,504)	(959)
Dividends paid to stockholders	(468)	(843)	(766)

Net cash from financing activities	(951)	(398)	(632)

Net change in cash and cash equivalents	175	370	(88)

Cash and cash equivalents at beginning of year	458	88	176

Cash and cash equivalents at end of year	$633	$458	$88

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(Table amounts in thousands, except share and per share data)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income (Loss)	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2008
First quarter	$2,870	$1,248	$(37)	$(0.03)	$(0.03)
Second quarter (1)	2,833	1,302	(359)	(0.31)	(0.31)
Third quarter (2)	2,903	1,414	(834)	(0.71)	(0.71)
Fourth quarter (3)	2,846	1,449	(1,137)	(0.97)	(0.97)

(1)	The net loss increased in the second quarter due to an other-than-temporary loss of $476 on the Company’s mutual fund investment.
(2)	The net loss increased in the third quarter due to a $417 decline in the estimated value of the Company’s other real estate owned. The other-than-temporary loss of the Company’s mutual fund investment in the third quarter was similar to the loss in the second quarter.
(3)	The net loss increased in the fourth quarter due to a $597 further decline in the estimated value of the Company’s other real estate owned. The other-than-temporary loss of the Company’s mutual fund investment in the fourth quarter was similar to the losses in the second and third quarter.

2007
First quarter	$3,005	$1,386	$(8)	$(0.01)	$(0.01)
Second quarter	3,015	1,397	172	0.14	0.14
Third quarter	2,958	1,348	75	0.06	0.06
Fourth quarter (4)	3,012	1,402	(356)	(0.30)	(0.30)

(4)	The net loss increased in the fourth quarter due to a $305 decline in the estimated value of the Company’s other real estate owned, and an other-than-temporary impairment loss of $168 on the Company’s mutual fund investment.

(Continued)

PARK BANCORP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Park Bancorp, Inc.

Form 10-K for Fiscal Year Ended

December 31, 2008

3.1	Certificate of Incorporation of Park Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Park Bancorp’s Registration Statement No. 333-4380)

3.2	Bylaws of Park Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Park Bancorp’s Registration Statement No. 333-4380)

3.3	Federal Stock Charter and Bylaws of Park Federal Savings Bank (incorporated by reference to Exhibit 2.1 to Park Bancorp’s Registration Statement No. 333-4380)

4.1	Specimen Stock Certificate of Park Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.1*	Form of Park Federal Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Park Bancorp’s Registration Statement No. 333-4380)

10.2*	ESOP Loan Commitment Letter and ESOP Loan Documents (incorporated by reference to Exhibit 10.2 to Park Bancorp’s Registration Statement No. 333-4380)

10.3*	Form of Employment Agreements between Park Federal Savings Bank and Park Bancorp, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to Park Bancorp’s Registration Statement No. 333-4380)

10.4*	Form of Proposed Park Federal Savings Bank Employee Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Park Bancorp’s Registration Statement No. 333-4380)

10.5*	Park Federal Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Park Bancorp’s Registration Statement No. 333-4380)

10.6*	Park Bancorp, Inc. 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 99.1 to Park Bancorp’s Registration Statement No. 333-33103)

10.7*	Park Bancorp, Inc. 2003 Incentive Plan (incorporated by reference to Appendix A of Park Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders in 2003)

21.1	List of Subsidiaries

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.