Form 10-Q
period 2009-03-31
PARK BANCORP INC
filed 2009-05-15
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

0-20867

(Commission File Number)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ larger accelerated filer”, “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 8, 2009, the Registrant had outstanding 1,192,174 shares of common stock.

PARK BANCORP, INC.

Form 10-Q Quarterly Report

2.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

3.

ITEM 1 – FINANCIAL STATEMENTS

Park Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$2,744	$3,138
Federal funds sold	7,897	3,244
Interest-bearing deposits with other financial institutions	4,170	2,477

Total cash and cash equivalents	14,811	8,859
Securities available for sale	46,521	43,595
Loans receivable, net of allowance of $786 and $775	138,615	138,580
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,533	9,625
Accrued interest receivable	1,157	1,139
Bank-owned life insurance	8,049	7,975
Real estate owned	1,628	1,874
Other assets	2,571	2,530

Total assets	$228,308	$219,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,841	$6,152
Interest bearing deposits	141,550	131,497

Total deposits	148,391	137,649
Securities sold under repurchase agreements	3,239	3,239
Advances from borrowers for taxes and insurance	1,600	2,051
Federal Home Loan Bank advances	47,982	48,860
Accrued interest payable	282	365
Other liabilities	485	570

Total liabilities	201,979	192,734

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; outstanding 1,192,174 and 1,192,174 shares	29	29
Additional paid-in capital	32,103	32,118
Retained earnings	25,540	26,103
Treasury stock, 1,721,854 and 1,721,854 shares, at cost	(31,043)	(31,043)
Unearned ESOP shares	(178)	(205)
Accumulated other comprehensive loss	(122)	(136)

Total stockholders’ equity	26,329	26,866

Total liabilities and stockholders’ equity	$228,308	$219,600

See accompanying notes to consolidated financial statements.

4.

Park Bancorp, Inc.

Consolidated Statements of Operations

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans receivable	$2,136	$2,354
Securities	559	399
Interest-bearing deposits with other financial institutions	2	117

Total	2,697	2,870
Interest expense
Deposits	896	1,139
Federal Home Loan Bank advances and other borrowings	483	483

Total	1,379	1,622

Net interest income	1,318	1,248

Provision for loan losses	30	—

Net interest income after provision for loan losses	1,288	1,248

Noninterest income
Service fee income	58	52
Earnings on bank-owned life insurance	74	72
Other operating income	8	9

Total noninterest income	140	133

Noninterest expense
Compensation and benefits	848	810
Occupancy and equipment expense	229	171
Professional fees	132	121
Loss on security impairment	178	—
Real estate owned impairment and expenses	263	86
Other operating expenses	408	287

Total noninterest expense	2,058	1,475

Loss before income taxes	(630)	(94)
Income tax benefit	(67)	(57)

Net loss	$(563)	$(37)

Basic loss per share	$(.48)	$(.03)
Diluted loss per share	$(.48)	$(.03)

See accompanying notes to consolidated financial statements.

5.

Park Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(563)	$(37)
Adjustments to reconcile net loss to net cash from operating activities
Net premium amortization on securities	18	8
Loss on security impairment	178	—
Write-down of REO property	251	—
Earnings on bank-owned life insurance, net	(74)	(72)
Provision for loan losses	30	—
Depreciation	108	81
ESOP compensation expense	12	55
Net change in:
Accrued interest receivable	(18)	(23)
Accrued interest payable	(83)	162
Other assets	(41)	(57)
Other liabilities	(85)	138

Net cash used in operating activities	(267)	255

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(70)	1,805
Purchase of securities available for sale	(9,000)	(12,197)
Maturities and calls of securities available for sale	5,035	4,900
Principal repayments on mortgage-backed securities	857	1,249
Purchase of premises and equipment	(16)	(1,150)

Net cash used in investing activities	(3,194)	(5,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	10,742	5,811
Net change in advances from borrowers for taxes and insurance	(451)	(223)
Repayments of Federal Home Loan Bank Advances	(878)	(1,463)
Change in other borrowings	—	50
Purchase of treasury stock	—	(235)
Dividends paid	—	(213)

Net cash provided by financing activities	9,413	3,727

Net change in cash and cash equivalents	5,952	(1,411)
Cash and cash equivalents at beginning of period	8,859	15,443

Cash and cash equivalents at end of period	$14,811	$14,032

Supplemental disclosures of cash flow information
Cash paid during the period for Interest	$1,462	$1,460
Non-cash activity
Loans transferred to real estate owned	5	172

See accompanying notes to consolidated financial statements.

6.

Park Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2009 and 2008

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
2008
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277
Net loss	—	—	(37)	—	—	—	(37)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	98	98

Total comprehensive income							61

Purchase of 9,005 shares of treasury stock	—	—	—	(235)	—	—	(235)
Dividends declared	—	—	(213)	—	—	—	(213)
ESOP shares earned	—	27	—	—	28	—	55

Balance at March 31, 2008	$29	$32,072	$28,688	$(30,795)	$(289)	$240	$29,945

2009
Balance at January 1, 2009	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866
Net loss	—	—	(563)	—	—	—	(563)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	14	14

Total comprehensive income (loss)							(549)

ESOP shares earned	—	(15)	—	—	27	—	12

Balance at March 31, 2009	$29	$32,103	$25,540	$(31,043)	$(178)	$(122)	$26,329

See accompanying notes to consolidated financial statements.

7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank” and PBI Development Corporation (“PBI”), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (“GPS”), as of March 31, 2009 and December 31, 2008 and for the three-month periods ended March 31, 2009 and 2008. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2008 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Adoption of New Accounting Standards

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this accounting standard on January 1, 2009. On October 10, 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP 157-3 became effective upon issuance. Adoption of these FSPs did not significantly impact the Company.

In December 2007, FASB issued Statement 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

8.

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

In March 2008, FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, “Earnings Per Share.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

Newly Issued, but not yet Effective Accounting Standards

In April 2009 the FASB issued FSP 115-2 & 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired debt security until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (OTTI) in the event that the issuer intends to sell the impaired debt security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect adoption in the second quarter of 2009 to have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if

9.

evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset’s or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect adoption in the second quarter of 2009 to have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 107-1 & APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

Note 2 - Earnings (loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008. Due to the Company’s net loss in 2009 and 2008, all stock options were excluded from the computation of diluted loss per share.

	2009	2008
Basic loss per share
Net loss as reported	$(563)	$(37)
Weighted average common shares outstanding	1,171,752	1,175,997

Basic loss per share	$(.48)	$(.03)

Diluted loss per share
Net loss as reported	$(563)	$(37)

Weighted average common shares outstanding	1,171,752	1,175,997
Dilutive effect of stock options	—	—

Average common shares and dilutive potential common shares	1,171,752	1,175,997

Diluted loss per share	$(.48)	$(.03)

10.

Note 3 - Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	March 31, 2009	December 31, 2008
One-to-four-family residential	$92,478	$92,829
Multi-family residential	20,146	19,338
Commercial, construction, and land	17,568	18,907
Consumer loans	5,503	4,738
Participations and loans purchased	5,215	5,050

Total loans, gross	140,910	140,862

Undisbursed portion of loans	(1,284)	(1,287)
Net deferred loan origination fees	(225)	(220)
Allowance for loan losses	(786)	(775)

Total loans, net	$138,615	$138,580

A summary of activity in the allowance for loan losses follows:

	Three Months Ended March 31,
	2009	2008
Beginning balance	$775	$640
Provision for loan losses	30	—
Recoveries	—	—
Loans charged off	(19)	(22)

Ending balance	$786	$618

11.

There were no impaired loans as of March 31, 2009 and December 31, 2008. Non-performing loans were as follows:

	March 31, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	3,430	780

Nonaccrual loans and loans past due over 90 days still on accrual include smaller balance homogeneous loans that are collectively evaluated for impairment.

Note 4 - Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2009
Securities available for sale	$46,521	$4,469	$42,052	$—

December 31, 2008
Securities available for sale	43,595	4,647	38,938	—

12.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2009
Real estate owned	$1,628	$—	$—	$1,628

December 31, 2008
Real estate owned	1,874	—	—	1,874

Real estate owned, which is carried at lower of cost or fair value, was written down to fair value of $1,628 as of March 31, 2009. A charge of $251 was included in earnings in the quarter ended March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

The following discussion compares the financial condition of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation, and the Bank’s subsidiaries, at March 31, 2009 to its financial condition at December 31, 2008 and the results of operations for the three months ended March 31, 2009 to the same period in 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

13.

FINANCIAL CONDITION

Total assets at March 31, 2009 increased $8.7 million to $228.3 million from $219.6 million at December 31, 2008. Increases of $6.0 million in cash and cash equivalents and $2.9 million in securities available-for-sale during the quarter were the primary reasons for the change from December 31, 2008 as the Company concentrated on increasing its liquidity position.

The Company has seen an increase in loan delinquencies and nonperforming loans over the quarter due to higher unemployment levels and the continued weakening economy. If the recession worsens, the result could further negatively impact economic conditions in the Company’s market areas and the Company could experience significantly higher delinquencies and credit losses.

The allowance for loan losses was $786,000 at March 31, 2009 compared to $775,000 at December 31, 2008 while nonperforming assets were $5.1 million and $2.7 million for the comparable periods. The Company believes that the increase in non-performing assets does not require an equivalent increase in the allowance for loan losses, as the Company’s nonperforming assets are predominantly one-to-four family loans, of which the Company’s actual loss history in the segment is limited.

The following table sets forth information regarding nonaccrual loans and other real estate owned. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	March 31, 2009	December 31, 2008
Nonaccrual loans
One-to-four-family	$2,614	$780
Multi-family	689	—
Commercial, construction and land	127	—
Consumer and other	—	—

Total nonperforming loans	3,430	780
Real estate owned	1,628	1,874

Total nonperforming assets	$5,058	$2,654

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	03/31/09			12/31/08
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans to Total Gross Loans
One-to-four-family	$536	68.19%	65.63%	$529	68.26%	65.90%
Multi-family	115	14.63	14.30	108	13.93	13.73
Commercial, construction and land	63	8.02	12.47	62	8.00	13.42
Consumer and other	72	9.16	7.60	76	9.81	6.95

Total allowance for loan losses	$786	100.00%	100.00%	$775	100.00%	100.00%

14.

Total liabilities at March 31, 2009 were $202.0 million, an increase of $9.3 million or 4.8%, compared to $192.7 million at December 31, 2008. The change was due primarily to an increase in deposits of $10.7 million or 7.8% from December 31, 2008. The Company reduced its borrowings from the Federal Home Loan Bank of Chicago during the quarter ended March 31, 2009 by $878,000.

Stockholders’ equity decreased $537,000 to $26.3 million at March 31, 2009 from $26.9 million at December 31, 2008. The decrease was primarily attributable to the net loss for the quarter ended March 31, 2009 of $563,000.

RESULTS OF OPERATIONS

The net loss for the quarter ended March 31, 2009 was $563,000, an increase of $526,000 from the net loss of $37,000 for the comparable quarter in 2008. The change was due to increases in net interest income of $70,000, noninterest income of $7,000, and the federal income tax benefit of $67,000 offset by increases in the provision for loan losses of $30,000, and noninterest expense of $583,000.

Net interest income was $1.3 million for the three months ended March 31, 2009 compared to $1.2 million for the same quarter in 2008. Foregone interest on nonperforming loans during the first quarter of 2009 was $99,000. The average yield on interest-earning assets decreased 28 basis points to 5.47% for the quarter ended March 31, 2009 from 5.75% for the same period in 2008. The average cost of interest-bearing liabilities decreased 53 basis points to 2.91% from 3.44% for the quarters ended March 31, 2009 and 2008, respectively. The interest rate spread increased 26 basis points to 2.56% for the quarter ended March 31, 2009 from 2.30% for the comparable quarter in 2008 while the net interest margin increased to 2.67% from 2.50% for the same period.

15.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on their review, a $30,000 loan loss provision was established for the quarter ended March 31, 2009. There was no provision for loan losses recorded for the quarter ended March 31, 2008.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2009 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased to $140,000 for the quarter ended March 31, 2009 from $133,000 for the quarter ended March 31, 2008. The increase was primarily due to an increase in revenue generated from deposit products.

Noninterest expense increased $583,000 to $2.1 million for the quarter ended March 31, 2009 from $1.5 million for the corresponding three month period in 2008. The increase for the quarter was primarily the result of a write-down of real estate owned of $251,000, a loss on security impairment of $178,000, and additional noninterest expenses in the 2009 as a result of the new 47th Street branch that opened in June 2008. The real estate owned was determined to be impaired in the first quarter of 2009 due to the demolition of the building on the property in 2009. The Company recognized the security impairment on its mutual fund investment, as management believed it could not forecast a recovery within a reasonable holding period for the investment.

The Company’s federal income tax benefit was $67,000 for the three-month period ended March 31, 2009 compared to the federal income tax benefit of $57,000 for the three-month period ended March 31, 2008. The change in the income tax benefit was attributable to the decrease in income before income taxes, partially offset by a deferred tax asset valuation allowance recorded in 2009. The Company recognized a deferred tax asset valuation allowance due to uncertainty that deferred tax assets may not be fully realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 21.38% at March 31, 2009.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(267,000) and $255,000 for the three months ended March 31, 2009 and 2008, respectively. Net cash from investing

16.

activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $(3.2) million and $(5.4) million for the three months ended March 31, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $9.4 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $23.7 million, or 10.48% of adjusted total assets, which is above the required level of $9.1 million, or 4.0%; and total risk-based capital of $24.5 million, or 19.45% of risk-weighted assets, which is above the required level of $10.1 million, or 8.0%. The Bank at March 31, 2009 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2009, the Bank had outstanding commitments to originate mortgage loans of $2.1 million, commitments under unused lines of credit of $4.7 million and undisbursed portions of construction loans of $1.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2009 totaled $72.7 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2008, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (18)% and would result in a $4.6 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

17.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2008, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$17,342	$(8,708)	(33)%	8.18%	(326	) bp
+ 200 bp	21,427	(4,623)	(18)	9.83	(161	) bp
+ 100 bp	24,462	(1,588)	(6)	10.96	(48	) bp
0 bp	26,051	—	—	11.44	—
- 100 bp	25,034	(1,016)	(4)	10.89	(55	) bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of March 31, 2009 but estimates that the results would not be materially different than those presented above.

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

18.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first quarter of 2009 under the program. A total of 43,682 shares remain available for repurchase under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

19.

ITEM 6.	EXHIBITS.

(a)	Exhibits

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference.)

20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: May 15, 2009	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: May 15, 2009	/s/ Victor E. Caputo
Victor E. Caputo
Treasurer and Chief Financial Officer

21.