Form 10-Q/A
period 2009-03-31
PARK BANCORP INC
filed 2009-05-20
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 15, 2009, Park Bancorp, Inc. (the “Company”) filed its quarterly report on Form 10-Q for the period ended March 31, 2009 (the “Original Report”). This Form 10-Q/A to the Original Report is being filed for the sole purpose of amending the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required pursuant to Rules 13a-14(d) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and included as Exhibits 31.1 and 31.2 to the Original Report. Certain language in the first sentence in paragraph 4 and paragraph 4(b) of the each required certification, as set forth in Item 601(b)(31)(i) of Regulation S-K under the Exchange Act, were inadvertently omitted. There are no other changes to the Original Report, and the entire Original Report, other than Exhibits 31.1 and 31.2, is set forth herein in its entirety.

2.

PARK BANCORP, INC.

Form 10-Q Quarterly Report

3.

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

4.

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

6.

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

7.

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

8.

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

9.

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

10.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

20.

ITEM 6.	EXHIBITS.

(a)	Exhibits

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer) (attached as an exhibit and incorporated herein by reference).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer) (attached as an exhibit and incorporated herein by reference).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (incorporated by reference to the corresponding exhibit to the Original Report).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (incorporated by reference to the corresponding exhibit to the Original Report).

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: May 20, 2009	/s/ David A. Remijas
David A. Remijas
President and Chief Executive Officer

Date: May 20, 2009	/s/ Victor E. Caputo
Victor E. Caputo
Treasurer and Chief Financial Officer

22.