Form 10-Q
period 2009-06-30
PARK BANCORP INC
filed 2009-08-14
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

0-20867

(Commission File Number)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 12, 2009, the Registrant had outstanding 1,192,174 shares of common stock.

i

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements unless required to do so under the federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$2,649	$3,138
Federal funds sold	8,360	3,244
Interest-bearing deposits with other financial institutions	7,061	2,477

Total cash and cash equivalents	18,070	8,859

Securities available for sale	39,444	43,595
Loans receivable, net of allowance of $901 and $775	138,837	138,580
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,520	9,625
Accrued interest receivable	1,091	1,139
Bank-owned life insurance	8,126	7,975
Real estate owned	1,600	1,874
Other assets	2,477	2,530

Total assets	$224,588	$219,600

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$7,532	$6,152
Interest bearing deposits	142,572	131,497

Total deposits	150,104	137,649

Securities sold under repurchase agreements	2,739	3,239
Advances from borrowers for taxes and insurance	2,005	2,051
Federal Home Loan Bank advances	42,982	48,860
Accrued interest payable	285	365
Other liabilities	602	570

Total liabilities	198,717	192,734

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 1,192,174 shares outstanding	29	29
Additional paid-in capital	32,100	32,118
Retained earnings	24,955	26,103
Treasury stock, 1,721,854 shares, at cost	(31,043)	(31,043)
Unearned ESOP shares	(152)	(205)
Accumulated other comprehensive loss	(18)	(136)

Total stockholders’ equity	25,871	26,866

Total liabilities and stockholders’ equity	$224,588	$219,600

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans receivable	$2,119	$2,285	$4,255	$4,639
Securities	517	495	6	894
Interest-bearing deposits with other financial institutions	4	53	1,076	170

Total	2,640	2,833	5,337	5,703

Interest expense
Deposits	892	1,045	1,788	2,184
Federal Home Loan Bank advances and other borrowings	467	486	950	969

Total	1,359	1,531	2,738	3,153

Net interest income	1,281	1,302	2,599	2,550

Provision for loan losses	130	15	160	15

Net interest income after provision for loan losses	1,151	1,287	2,439	2,535

Noninterest income
Service fee income	55	59	113	111
Earnings on bank-owned life insurance	77	72	151	144
Other operating income	35	10	43	19

Total noninterest income	167	141	307	274

Noninterest expense
Compensation and benefits	866	817	1,714	1,627
Occupancy and equipment expense	197	205	426	376
Professional fees	83	91	215	185
Loss on impairment of equity securities	55	476	233	476
Real estate owned impairment and expenses	88	89	351	175
Federal deposit insurance expenses	222	38	240	78
Other operating expenses	413	310	803	584

Total noninterest expense	1,924	2,026	3,982	3,501

Loss before income taxes	(606)	(598)	(1,236)	(692)
Income tax benefit	(21)	(239)	(88)	(296)

Net loss	$(585)	$(359)	$(1,148)	$(396)

Basic loss per share	$(.50)	$(.31)	$(.98)	$(.34)
Diluted loss per share	$(.50)	$(.31)	$(.98)	$(.34)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(1,148)	$(396)
Adjustments to reconcile net loss to net cash from operating activities
Net premium (discount) amortization on securities	18	19
Loss on security impairment	233	476
Write-down of REO property	291	—
Earnings on bank-owned life insurance, net	(151)	(144)
Provision for loan losses	160	15
Depreciation	219	177
Stock based compensation	5	—
ESOP compensation expense	30	108
Net change in:
Accrued interest receivable	48	(235)
Accrued interest payable	(80)	326
Other assets	44	(226)
Other liabilities	32	(2)

Net cash used in operating activities	(299)	118

Cash Flows From Investing Activities
Net change in loans	(434)	2,776
Purchase of securities available for sale	(17,447)	(28,317)
Maturities and calls of securities available for sale	20,035	7,820
Principal repayments on mortgage-backed securities	1,439	2,851
Purchase of premises and equipment	(114)	(2,399)

Net cash used in investing activities	3,479	(17,269)

Cash Flows From Financing Activities
Net change in deposits	12,455	5,005
Net change in securities sold under repurchase agreements	(500)	—
Net change in advances from borrowers for taxes and insurance	(46)	172
Federal Home Loan Bank Advances	—	5,000
Repayments of Federal Home Loan Bank Advances	(5,878)	(3,936)
Change in other borrowings	—	350
Purchase of treasury stock	—	(339)
Dividends paid	—	(364)

Net cash provided by financing activities	6,031	5,888

Net change in cash and cash equivalents	9,211	(11,263)
Cash and cash equivalents at beginning of period	8,859	15,443

Cash and cash equivalents at end of period	$18,070	$4,180

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,818	$2,827
Non-cash activity
Loans transferred to real estate owned	17	729

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2009 and 2008

(In thousands of dollars, except share data)

(Unaudited)

2008	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity

Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277
Net loss	—	—	(396)	—	—	—	(396)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	(265)	(265)

Total comprehensive (loss)							(661)
Purchase of 14,305 shares of treasury stock	—	—	—	(339)	—	—	(339)
Dividends declared	—	—	(364)	—	—	—	(364)
ESOP shares earned	—	52	—	—	56	—	108

Balance at June 30, 2008	$29	$32,097	$28,178	$(30,899)	$(261)	$(123)	$29,021

2009	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity

Balance at January 1, 2009	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866
Net loss	—	—	(1,148)	—	—	—	(1,148)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	118	118

Total comprehensive (loss)							(1,030)
Stock based compensation	—	5	—	—	—	—	5
ESOP shares earned	—	(23)	—	—	53	—	30

Balance at June 30, 2009	$29	$32,100	$24,955	$(31,043)	$(152)	$(18)	$25,871

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (“GPS”), as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, “Earnings Per Share.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of FSP 03-6-1 in 2009, the Company began including non vested restricted stock award shares in the computation of basic EPS. There were no restricted stock awards outstanding in the previous periods presented.

In April 2009 the FASB issued FSP 115-2 & 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired debt security until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (OTTI) if the issuer intends to sell the impaired debt security or the issuer will be required to sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset’s or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 107-1 & APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim periods ending after June 15, 2009. The required disclosures are presented herein.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement 165 sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement also defines “available to be issued” financial statements as financial statements that are complete and in a format that complies with GAAP and have received all the required approvals, for example from the board of directors. The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of issuance of these financial statements on August 14, 2009.

Newly Issued, but not yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for the Transfer of Financial Assets - an Amendment of FASB Statement No. 140.” Statement 166 removes the concept of a special purpose entity (“SPE”) from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of Statement 166 on its financial position and results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect adoption of Statement 167 to have a material impact on the Company’s financial statements.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP. This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This Codification reorganizes current GAAP for nongovernmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. Statement 168 is effective for all interim and annual periods ending after September 15, 2009.

Note 2 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008. Due to the Company’s net loss in 2009 and 2008, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Basic loss per share
Net loss as reported	$(585)	$(1,148)	$(359)	$(396)
Weighted average common shares outstanding	1,176,644	1,174,211	1,175,782	1,175,890

Basic loss per share	$(.50)	$(.98)	$(.31)	$(.34)

Diluted loss per share
Net loss as reported	$(585)	$(1,148)	$(359)	$(396)
Weighted average common shares outstanding	1,176,644	1,174,211	1,175,782	1,175,890
Dilutive effect of stock options	—	—	—	—

Average common shares and dilutive potential common shares	1,176,644	1,174,211	1,175,782	1,175,890

Diluted loss per share	$(.50)	$(.98)	$(.31)	$(.34)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Government sponsored enterprises	$20,057	$115	$(87)	$20,085
Municipal	503	16	—	519
Corporate	6,030	5	(154)	5,881
Equity	4,528	25	(18)	4,535
Mortgage-backed-residential	8,353	89	(18)	8,424

	$39,471	$250	$(277)	$39,444

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Government sponsored enterprises	$25,091	$240	$(5)	$25,326
Corporate	4,089	—	(273)	3,816
Equity	4,762	—	—	4,762
Mortgage-backed-residential	9,858	9	(176)	9,691

	$43,800	$249	$(454)	$43,595

Securities with unrealized losses at June 30, 2009 and December 31, 2008 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
Government sponsored enterprises	$—	—	6,913	(87)	6,913	$(87)
Corporate	1,000	(2)	2,902	(152)	3,902	(154)
Equity	33	(18)	—	—	33	(18)
Mortgage-backed-residential	—	—	2,883	(18)	2,883	(18)

Total temporarily impaired	$1,033	(20)	12,698	(257)	13,731	$(277)

December 31, 2008
Government sponsored enterprises	$990	$(5)	$—	$—	$990	$(5)
Corporate	3,816	(273)	—	—	3,816	(273)
Mortgage-backed-residential	4,099	(69)	4,029	(107)	8,128	(176)

Total temporarily impaired	$8,905	$(347)	$4,029	$(107)	$12,934	$(454)

Except for its equity investments as explained in the following paragraph, unrealized losses on the above securities have not been recognized into income because the issuers of these securities are of high credit quality, management does not intend to sell securities with an unrealized loss and does not believe the Company will be required to sell the securities prior to recovery, and the decline in fair value is largely due to current market conditions. The corporate bonds portfolio includes investments in other financial institutions, of which the securities at an unrealized loss have an investment grade rating. The Company’s management believes that the fair value of these securities will recover in the future as the security approaches maturity and as current market conditions improve.

For the six months ended June 30, 2009, the Company recognized a $178,000 impairment loss on its mutual fund investment in the first quarter and a $55,000 impairment loss on a financial institution equity security in the second quarter. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, the unrealized losses were deemed to be other-than-temporary, and the losses were recognized through earnings.

Contractual maturities of securities at June 30, 2009 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$2,023	$2,026
Due one to five years	4,007	3,855
Due five years to ten years	6,501	6,571
Due after ten years	14,059	14,033

	26,590	26,485

Equity	4,528	4,535
Mortgage-backed-residential	8,353	8,424

	$39,471	$39,444

Securities with a carrying value of $9.1 million at June 30, 2009 and December 31, 2008 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

There were no investment sales for the six months ended June 30, 2009.

Note 4 - Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	June 30, 2009	December 31, 2008
One-to-four-family residential	$92,716	$92,829
Multi-family residential	19,779	19,338
Commercial, construction, and land	16,977	18,907
Consumer loans	5,822	4,738
Participations and loans purchased	5,875	5,050

Total loans, gross	141,169	140,862
Undisbursed portion of loans	(1,234)	(1,287)
Net deferred loan origination fees	(197)	(220)
Allowance for loan losses	(901)	(775)

Total loans, net	$138,837	$138,580

A summary of activity in the allowance for loan losses follows:

	Six Months Ended June 30,
	2009	2008
Beginning balance	$775	$640
Provision for loan losses	160	15
Recoveries	—	—
Loans charged off	(34)	(37)

Ending balance	$901	$618

Impaired loans, which are troubled debt restructurings, were $2,246 as of June 30, 2009. The allocated allowance for impaired loans was $64 as of June 30, 2009. There were no impaired loans as of December 31, 2008.

Non-performing loans were as follows:

	June 30, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	5,612	780

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment.

Note 5 - Income Taxes

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization was recorded in 2008. The Company’s net deferred tax asset was $1,477, including a valuation allowance of $339, as of December 31, 2008. During the six months ended June 30, 2009, the Company continued to recognize a deferred tax asset valuation allowance for operating losses.

Note 6 - Fair Value of Assets and Liabilities

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

June 30, 2009
Securities available for sale	$39,444	$4,494	$34,950	—

December 31, 2008
Securities available for sale	43,595	4,647	38,938	—

The Company’s mutual fund investment, classified as an equity security, is determined using Level 1 inputs. All other equity securities and the other segments of the securities portfolio are determined using Level 2 inputs.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

June 30, 2009
Impaired loans	$2,182	—	$2,182	—
Real estate owned	1,600	—	—	$1,600

December 31, 2008
Real estate owned	1,874	—	—	1,874

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $2,246, with an allowance for loan losses of $64 at June 30, 2009, compared to no impaired loans at December 31, 2008.

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $1.6 million as of June 30, 2009. A charge of $291,000 was included in earnings for the six months ended June 30, 2009.

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$18,070	$18,070	$8,859	$8,859
Loans receivable, net	138,837	140,615	138,580	140,240
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	1,091	1,091	1,139	1,139

Financial liabilities
Deposits with no fixed maturity dates	$(54,067)	$(54,067)	$(50,195)	$(50,195)
Deposits with fixed maturity dates	(96,037)	(97,443)	(87,454)	(87,753)
Securities sold under repurchase agreements	(2,739)	(2,739)	(3,239)	(3,239)
Advances from borrowers for taxes and insurance	(2,005)	(2,005)	(2,051)	(2,051)
FHLB advances	(42,982)	(46,422)	(48,860)	(54,265)
Accrued interest payable	(285)	(285)	(365)	(365)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of FHLB advances is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items, based on the current fees or cost that would be charged to enter into or terminate such arrangements is immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, and the Bank’s subsidiaries, at June 30, 2009 to its financial condition at December 31, 2008 and the results of operations for the three and six months ended June 30, 2009 to the same period in 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at June 30, 2009 increased $5.0 million or 2.3% to $224.6 million from $219.6 million at December 31, 2008. An increase of $9.2 million in cash and cash equivalents less a decrease of $4.2 million in securities available-for-sale during the six month period ended June 30, 2009 were the primary reasons for the change from December 31, 2008, as the Company concentrated on increasing its liquidity position.

For the six months ended June 30, 2009, total gross loans increased $307,000, or .2%, to $141.2 million from $140.9 million at December 31, 2008.

The Company continues to see an increase in loan delinquencies and nonperforming loans due to higher unemployment levels and the continued weakening economy in its market area. If the recession continues to worsen, the results could further negatively impact economic conditions in the Company’s market areas and its borrowers, and the Company could experience significantly higher delinquencies and credit losses.

The allowance for loan losses was $901,000 at June 30, 2009 compared to $775,000 at December 31, 2008 while nonperforming assets were $7.1 million and $2.7 million for the comparable periods. The Company believes that the increase in the allowance for loan losses is consistent with the increase in credit risk. The Company’s nonperforming loans are predominantly one-to-four family loans, and management estimates the collateral value is sufficient to limit losses on the outstanding loan balances. Collateral is estimated to be sufficient to limit losses, as the Company’s loan to value underwriting guidelines are expected to limit the losses due to deterioration in the collateral values. Further, the Company does not originate riskier subprime loans, and the total second mortgage segment of the portfolio only represents $817,000 of the $141.2 million total gross loan portfolio.

The following table sets forth information regarding nonaccrual loans and other real estate owned. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	June 30, 2009	December 31, 2008
Nonaccrual loans
One-to-four-family	$3,177	$780
Multi-family	2,098	—
Commercial, construction and land	337	—
Consumer and other	—	—

Total nonaccrual loans	5,612	780
Loans past due 90 days still on accrual	—	—

Total nonperforming loans	5,612	780
Real estate owned	1,600	1,874

Total nonperforming assets	$7,212	$2,654

Real estate owned decreased from $1.8 million at December 31, 2008 to $1.6 million at June 30, 2009 predominantly due to a $291,000 write-down on the existing properties. The write-down was the result of continued declines in the estimated value of the existing properties in 2009. Based on recent appraisals and sales contract negotiations, the Company’s management believes the properties are recorded at the lower of cost or market as of June 30, 2009.

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	06/30/09			12/31/08
	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans
One-to-four-family	$636	70.59%	65.68%	$529	68.26%	65.90%
Multi-family	115	12.76	14.01	108	13.93	13.73
Commercial, construction and land	62	6.88	12.03	62	8.00	13.42
Consumer and other	88	9.77	8.29	76	9.81	6.95

Total allowance for loan losses	$901	100.00%	100.00%	$775	100.00%	100.00%

Total liabilities at June 30, 2009 were $198.7 million, an increase of $6.0 million or 3.1%, compared to $192.7 million at December 31, 2008. The change was due primarily to an increase in deposits of $12.5 million or 9.1% from December 31, 2008. The Company has competitively priced its deposit products over the last six months to improve liquidity and reduce borrowings from the Federal Home Loan Bank of Chicago to increase its interest rate spread. The Company reduced its borrowings from the Federal Home Loan Bank of Chicago during the six months ended June 30, 2009 by $5.9 million or 8.6% to $43.0 million due to maturities and calls.

Stockholders’ equity decreased $995,000 or 3.7% to $25.9 million at June 30, 2009 from $26.9 million at December 31, 2008. The decrease was primarily attributable to the net loss for the six months ended June 30, 2009 of $1.1 million.

Results of Operations

The net loss for the quarter ended June 30, 2009 was $585,000, an increase of $226,000 from the net loss of $359,000 for the comparable quarter in 2008. The change was due to a decrease in net interest income of $21,000, an increase in the provision for loan loss of $115,000 and a decrease in the income tax benefit of $218,000, offset by an increase in noninterest income of $26,000 and a decrease in noninterest expense of $102,000. The net loss for the six months ended June 30, 2009 was $1.1 million, an increase of

$752,000 from the net loss of $396,000 for the comparable six months in 2008. The change was due to an increase in the provision for loan loss of $145,000, an increase of $481,000 in noninterest expense of which $215,000 was primarily due to an increase in FDIC related insurance charges and a decrease in the income tax benefit of $208,000. These increases to the net loss were offset by an increase in net interest income of $49,000 and an increase in noninterest income of $33,000.

Net interest income for the quarter ended June 30, 2009 remained relatively unchanged from the comparable quarter in 2008 at $1.3 million. The average yield on interest-earning assets decreased 37 basis points to 5.28% for the quarter ended June 30, 2009 from 5.65% for the same period in 2008, while average interest-earning assets decreased $470,000 during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $120,000 during the quarter ended June 30, 2009. The average cost of interest-bearing liabilities decreased 35 basis points to 2.85% from 3.20% for the quarters ended June 30, 2009 and 2008, respectively. Average interest-bearing liabilities decreased $303,000 during the second quarter of 2009 compared to the second quarter of 2008. The interest rate spread decreased 2 basis points to 2.43% for the quarter ended June 30, 2009 from 2.45% for the comparable quarter in 2008 while the net interest margin decreased to 2.56% from 2.60% for the same period. Net interest income was $2.6 million for the six months ended June 30, 2009 and 2008, respectively. The average yield on interest-earning assets decreased 32 basis points to 5.38% for the six months ended June 30, 2009 from 5.70% for the same period in 2008, while average interest-earning assets decreased $1.5 million compared to the same period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $220,000 during the six month period ended June 30, 2009. The average cost of interest-bearing liabilities decreased 43 basis points to 2.89% from 3.32% for the six month periods ended June 30, 2009 and 2008, respectively. Average interest-bearing liabilities decreased $78,000 for the six months ended June 30, 2009 from the same period in 2008. The interest rate spread increased 11 basis points to 2.49% for the six months ended June 30, 2009 from 2.38% for the comparable six month period in 2008 while the net interest margin increased to 1.31% from 1.27% for the same period.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, a $130,000 provision for loan loss was established for the quarter ended June 30, 2009, compared to $15,000 for the same quarter in 2008. The loan loss provision was $160,000 and $15,000 for the six months ended June 30, 2009 and 2008, respectively. The increase in the loan loss provision in 2009 is the result of an increase in impaired loans and nonperforming loans during the quarter and six months ended June 30, 2009.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2009 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased to $167,000 or $26,000 for the quarter ended June 30, 2009 from $141,000 for the quarter ended June 30, 2008. The increase was primarily due to an increase in revenue generated from a lease executed during the quarter by a major tenant at the Bank’s 47th Street office. Noninterest income increased to $307,000 or $33,000 for the six months ended June 30, 2009 from $274,000 for the six months ended June 30, 2008. The increase was primarily due to an increase in rental revenue as described above.

Noninterest expense decreased $102,000 to $1.9 million for the quarter ended June 30, 2009 from $2.0 million for the corresponding three month period in 2008. The decrease for the quarter was primarily the result of a $476,000 loss on security impairment incurred in the second quarter of 2008, compared to a $55,000 loss on security impairment in the second quarter of 2009. The decrease was partially offset by an FDIC special assessment charge of $101,000, an increase in the regular FDIC assessment charge of $79,000, and an increase in other noninterest expenses, including compensation and other operating expenses from the 47th Street branch location which was not operational in the second quarter of 2008. Noninterest expense for the six months ended June 30, 2009 increased $481,000 to $4.0 million from $3.5 million for the same period in 2008. The increase was due primarily to a $176,000 increase related to REO losses and expenses, an increase in other expenses of $381,000 primarily due to an increase in the regular FDIC assessment charge of $114,000 and an FDIC special assessment charge of $101,000, and other operating expenses from the Bank’s 47th Street branch location offset by a decrease of $246,000 due to a $476,000 loss on security impairment incurred in the six months ended June 30, 2008 compared to a $233,000 loss on security impairment in the same period during 2009.

The Company’s federal income tax benefit was $21,000 for the three-month period ended June 30, 2009 compared to the federal income tax benefit of $239,000 for the three-month period ended June 30, 2008. The change in the income tax benefit for the three month period was attributable to the decrease in income before income taxes, partially offset by a deferred tax asset valuation allowance recorded in 2009. The Company recognized a deferred tax asset valuation allowance, as the Company is not able to project sufficient future taxable income to fully utilize the deferred tax asset given the present economic conditions. The Company’s federal income tax benefit was $88,000 for the six month period ended June 30, 2009 compared to the federal income tax benefit of $296,000 for the six month period ended June 30, 2008. The change in the income tax benefit for the six month period was attributable to the decrease in income before income taxes for the period, partially offset by a deferred tax asset valuation allowance recorded in 2009. The Company recognized a deferred tax asset valuation allowance due to uncertainty as to whether the deferred tax assets would be fully utilized.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 19.25% at June 30, 2009.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(299,000) and $118,000 for the six months ended June 30, 2009 and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities were $3.4 million and $(17.3) million for the six months ended June 30, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $6.0 million and $5.9 million for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $23.3 million, or 10.47% of adjusted total assets, which is above the required level of $8.9 million, or 4.0%; and total risk-based capital of $24.2 million, or 19.11% of risk-weighted assets, which is above the required level of $10.1 million, or 8.0%. Accordingly the Bank was categorized as well capitalized at June 30, 2009. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

A notification from the Office of Thrift Supervision (“OTS”) received in July 2008, remains in effect as of June 30, 2009. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management believes future dividend requests, if necessary, will be approved given the Bank’s current capital levels. The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

At June 30, 2009, the Bank had outstanding commitments to originate mortgage loans of $2.5 million, commitments under unused lines of credit of $5.2 million and undisbursed portions of construction loans of $1.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2009 totaled $73.6 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2009, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (10)% and would result in a $3.0 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2009, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$22,378	$(6,450)	(22)%	9.92%	(217	)bp
+ 200 bp	25,810	(3,018)	(10)	11.19	(90	)bp
+ 100 bp	28,013	(815)	(3)	11.92	(17	)bp
0 bp	28,828	—	—	12.09	—
– 100 bp	27,412	(1,416)	(5)	11.42	(68	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of June 30, 2009 but estimates that the results would not be materially different than those presented above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There has been no material changes with respect to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first quarter and second quarter of 2009 under the program. A total of 43,682 shares remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 19, 2009, the following matters were submitted to and approved by a vote of the Company’s Stockholders:

(1)	The election of two directors of the Company to three-year terms of office:

Directors	Votes For	Votes Withheld

David A. Remijas	1,020,619	75,186
Robert W. Krug	1,035,303	60,502

(2)	The ratification of the appointment of Crowe Horwath LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2009:

Votes For	Votes Against

1,069,116	26,689

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer) (attached as an exhibit and incorporated herein by reference).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer) (attached as an exhibit and incorporated herein by reference).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: August 14, 2009	/s/ David A. Remijas
David A. Remijas
Chairman and Chief Executive Officer

Date: August 14, 2009	/s/ Victor E. Caputo
Victor E. Caputo
Treasurer and Chief Financial Officer