Form 10-Q
period 2009-09-30
PARK BANCORP INC
filed 2009-11-16
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, the Registrant had outstanding 1,192,174 shares of common stock.

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

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$2,369	$3,138
Federal funds sold	4,353	3,244
Interest-bearing deposits with other financial institutions	9,096	2,477

Total cash and cash equivalents	15,818	8,859

Securities available for sale	35,310	43,595
Loans receivable, net of allowance of $1,088 and $775	142,533	138,580
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,500	9,625
Accrued interest receivable	908	1,139
Bank-owned life insurance	8,203	7,975
Real estate owned	1,595	1,874
Other assets	2,321	2,530

Total assets	$221,611	$219,600

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$5,681	$6,152
Interest bearing deposits	143,360	131,497

Total deposits	149,041	137,649

Securities sold under repurchase agreements	2,600	3,239
Advances from borrowers for taxes and insurance	2,442	2,051
Federal Home Loan Bank advances	41,125	48,860
Accrued interest payable	284	365
Other liabilities	517	570

Total liabilities	196,009	192,734

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 1,192,174 shares outstanding	29	29
Additional paid-in capital	32,102	32,118
Retained earnings	24,415	26,103
Treasury stock, 1,721,854 shares, at cost	(31,043)	(31,043)
Unearned ESOP shares	(126)	(205)
Accumulated other comprehensive income (loss)	225	(136)

Total stockholders’ equity	25,602	26,866

Total liabilities and stockholders’ equity	$221,611	$219,600

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans receivable	$2,017	$2,266	$6,272	$6,905
Securities	397	618	1,473	1,512
Interest-bearing deposits with other financial institutions	3	19	9	189

Total	2,417	2,903	7,754	8,606

Interest expense
Deposits	836	952	2,624	3,136
Federal Home Loan Bank advances and other borrowings	438	537	1,388	1,506

Total	1,274	1,489	4,012	4,642

Net interest income	1,143	1,414	3,742	3,964

Provision for loan losses	198	120	358	135

Net interest income after provision for loan losses	945	1,294	3,384	3,829

Noninterest income
Loss on sale of securities	—	(9)	—	(9)
Loss on sale of real estate owned	—	(3)	—	(3)
Service fee income	60	66	173	177
Earnings on bank-owned life insurance	77	77	228	221
Other operating income	12	12	55	31

Total noninterest income	149	143	456	417

Noninterest expense
Compensation and benefits	826	880	2,540	2,507
Occupancy and equipment expense	207	298	633	674
Professional fees	82	95	297	281
Loss on impairment of equity securities	—	496	233	972
Real estate owned impairment and expenses	68	471	419	646
Federal deposit insurance expenses	82	27	322	52
Other operating expenses	369	478	1,172	1,114

Total noninterest expense	1,634	2,745	5,616	6,246

Loss before income taxes	(540)	(1,308)	(1,776)	(2,000)
Income tax benefit	—	(474)	(88)	(770)

Net loss	$(540)	$(834)	$(1,688)	$(1,230)

Basic loss per share	$(.46)	$(.71)	$(1.43)	$(1.05)
Diluted loss per share	$(.46)	$(.71)	$(1.43)	$(1.05)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(1,688)	$(1,230)
Adjustments to reconcile net loss to net cash from operating activities
Net premium amortization on securities	52	39
Loss on sale of securities	—	9
Loss on security impairment	233	972
Write-down of REO property	291	417
Loss on sale of real estate owned	—	3
Earnings on bank-owned life insurance, net	(228)	(221)
Provision for loan losses	358	135
Depreciation	290	303
Stock based compensation	13	—
ESOP compensation expense	50	159
Net change in:
Accrued interest receivable	231	(253)
Accrued interest payable	(81)	60
Other assets	209	(690)
Other liabilities	(53)	56

Net cash - operating activities	(323)	(241)

Cash Flows From Investing Activities
Net change in loans	(4,329)	5,056
Purchase of securities available for sale	(17,447)	(28,317)
Maturities, paydowns, and calls of securities available for sale	25,808	14,275
Proceeds from sale of securities available for sale	—	364
Proceeds from sale of real estate owned	6	287
Purchase of premises and equipment	(165)	(2,896)

Net cash - investing activities	3,873	(11,231)

Cash Flows From Financing Activities
Net change in deposits	11,392	1,037
Net change in securities sold under repurchase agreements	(639)	5
Net change in advances from borrowers for taxes and insurance	391	552
Federal Home Loan Bank advances	2,800	9,000
Repayments of Federal Home Loan Bank advances	(10,535)	(6,684)
Change in other borrowings	—	500
Purchase of treasury stock	—	(483)
Dividends paid	—	(364)

Net cash - financing activities	3,409	3,563

Net change in cash and cash equivalents	6,959	(7,909)
Cash and cash equivalents at beginning of period	8,859	15,443

Cash and cash equivalents at end of period	$15,818	$7,534

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$4,093	$7,534
Non-cash activity
Loans transferred to real estate owned	$18	$729

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2009 and 2008

(In thousands of dollars, except share data)

(Unaudited)

2008	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277
Net loss	—	—	(1,230)	—	—	—	(1,230)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	(462)	(462)

Total comprehensive (loss)							(1,692)
Purchase of 21,805 shares of treasury stock	—	—	—	(483)	—	—	(483)
Dividends paid	—	—	(364)	—	—	—	(364)
Dividends declared	—	—	(108)	—	—	—	(108)
ESOP shares earned	—	75	—	—	84	—	159

Balance at September 30, 2008	$29	$32,120	$27,236	$(31,043)	$(233)	$(320)	$27,789

2009	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
Balance at January 1, 2009	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866
Net loss	—	—	(1,688)	—	—	—	(1,688)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	361	361
Total comprehensive (loss)							(1,327)
Stock based compensation	—	13	—	—	—	—	13
ESOP shares earned	—	(29)	—	—	79	—	50

Balance at September 30, 2009	$29	$32,102	$24,415	$(31,043)	$(126)	$225	$25,602

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), and the Bank’s subsidiaries, GPS Corporation and GPS Development Corporation (“GPS”), as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Adoption of New Accounting Standards

In February 2008, the FASB issued a Staff Position delaying the effective date of fair value disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On October 10, 2008 the FASB issued a FSP regarding “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP provides clarification for how to consider various inputs in determining fair value under current market conditions. This FSP became effective upon issuance. Adoption of these FSPs did not significantly impact the Company.

In December 2007, FASB issued a Statement regarding Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

In December 2007, FASB issued a Statement regarding Noncontrolling Interests in Consolidated Financial Statements. This statement is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

In March 2008, FASB issued a Statement regarding Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued a FASB Staff Position regarding Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities. This FASB FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of this FSP in 2009, the Company began including non vested restricted stock award shares in the computation of basic EPS. There were no restricted stock awards outstanding in the previous periods presented.

In April 2009 the FASB issued a FSP regarding Recognition and Presentation of Other Than Temporary Impairments. This FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired debt security until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (OTTI) if the issuer intends to sell the impaired debt security or the issuer will be required to sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In April 2009 the FASB issued a FSP regarding Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset’s or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In April 2009 the FASB issued a FSP regarding Interim Disclosures about Fair Value of Financial Instruments. This FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim periods ending after June 15, 2009. The required disclosures are presented herein.

In May 2009, the FASB issued a Statement regarding Subsequent Events, which sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement also defines “available to be issued” financial statements as financial statements that are complete and in a format that complies with GAAP and have received all the required approvals, for example from the board of directors. The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of issuance of these financial statements on November 12, 2009.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP. This codification, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, reorganizes current GAAP for nongovernmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. This Statement is effective for all interim and annual periods ending after September 15, 2009.

Newly Issued, but not yet Effective Accounting Standards

In June 2009, the FASB issued a Statement regarding Accounting for the Transfer of Financial Assets which removes the concept of a special purpose entity (“SPE”) and removes the exception from applying guidance regarding Consolidation of Variable Interest Entities to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of this Statement on its financial position and results of operations.

In June 2009, the FASB issued a Statement regarding requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect adoption of the Statement to have a material impact on the Company’s financial statements.

Note 2 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008. Due to the Company’s net loss in 2009 and 2008, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Basic loss per share
Net loss as reported	$(540)	$(1,688)	$(834)	$(1,230)
Weighted average common shares outstanding	1,182,031	1,177,395	1,168,112	1,173,278

Basic loss per share	$(.46)	$(1.43)	$(.71)	$(1.05)

Diluted loss per share
Net loss as reported	$(540)	$(1,688)	$(834)	$(1,230)
Weighted average common shares outstanding	1,182,031	1,177,395	1,168,112	1,173,278
Dilutive effect of stock options	—	—	—	—

Average common shares and dilutive potential common shares	1,182,031	1,177,395	1,168,112	1,173,278

Diluted loss per share	$(.46)	$(1.43)	$(.71)	$(1.05)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Government sponsored enterprises	$16,980	$133	$(76)	$17,037
Municipal	503	21	—	524
Corporate	5,019	86	(62)	5,043
Equity	4,528	178	(24)	4,682
Mortgage-backed-residential	7,937	94	(7)	8,024

	$34,967	$512	$(169)	$35,310

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Government sponsored enterprises	$25,091	$240	$(5)	$25,326
Corporate	4,089	—	(273)	3,816
Equity	4,762	—	—	4,762
Mortgage-backed-residential	9,858	9	(176)	9,691

	$43,800	$249	$(454)	$43,595

Securities with unrealized losses at September 30, 2009 and December 31, 2008 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
Government sponsored enterprises	$6,924	$(76)	$—	$—	$6,924	$(76)
Corporate	—	—	941	(62)	941	(62)
Equity	36	(24)	—	—	36	(24)
Mortgage-backed-residential	27	(1)	1,559	(6)	1,586	(7)

Total temporarily impaired	$6,987	$(101)	$2,500	$(68)	$9,487	$(169)

December 31, 2008
Government sponsored enterprises	$990	$(5)	$—	$—	$990	$(5)
Corporate	3,816	(273)	—	—	3,816	(273)
Mortgage-backed-residential	4,099	(69)	4,029	(107)	8,128	(176)

Total temporarily impaired	$8,905	$(347)	$4,029	$(107)	$12,934	$(454)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, our intent to not sell securities with an unrealized loss or be required to sell securities with an unrealized loss, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written to fair value, with the write-down recorded as a realized loss in “loss on impairment of securities”.

Except for its equity investments as explained in the following paragraph, unrealized losses on the above securities have not been recognized into income because the issuers of these securities are of high credit quality, management does not intend to sell securities with an unrealized loss and does not believe the Company will be required to sell the securities prior to recovery, and the decline in fair value is largely due to current market conditions. The corporate bonds portfolio includes one investment in another financial institution, of which the security has been at an unrealized loss position for greater than 12 months. The security has an investment grade rating of A2, as of September 30, 2009. The Company’s management believes that the fair value of this security, as well as the other securities at an unrealized loss, will recover in the future as the security approaches maturity and as current market conditions improve.

For the nine months ended September 30, 2009, the Company recognized a $178 impairment loss on its mutual fund investment in the first quarter and a $55 impairment loss on a financial institution equity security in the second quarter. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, the unrealized losses were deemed to be other-than-temporary, and the losses were recognized through earnings as a loss on equity securities. At September 30, 2009 the mutual fund value increased by $178, which is included in other comprehensive income, as a write up in value through earnings is not permitted under accounting standards.

Contractual maturities of securities at September 30, 2009 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,013	$1,022
Due one to five years	2,990	2,961
Due five years to ten years	6,503	6,592
Due after ten years	11,996	12,029

	22,502	22,604

Equity	4,528	4,682
Mortgage-backed-residential	7,937	8,024

	$34,967	$35,310

Securities with a carrying value of $9,100 at September 30, 2009 and December 31, 2008 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

There were no investment sales for the nine months ended September 30, 2009.

Note 4 - Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	September 30, 2009	December 31, 2008
One-to-four-family residential	$93,929	$92,829
Multi-family residential	19,690	19,338
Commercial, construction, and land	17,635	18,907
Consumer loans	6,474	4,738
Participations and loans purchased	7,345	5,050

Total loans, gross	145,073	140,862
Undisbursed portion of loans	(1,270)	(1,287)
Net deferred loan origination fees	(182)	(220)
Allowance for loan losses	(1,088)	(775)

Total loans, net	$142,533	$138,580

A summary of activity in the allowance for loan losses follows:

	Nine Months Ended September 30,
	2009	2008
Beginning balance	$775	$639
Provision for loan losses	358	135
Recoveries	—	1
Loans charged off	(45)	(42)

Ending balance	$1,088	$733

Impaired loans, including troubled debt restructurings, were $8,374 as of September 30, 2009. The allocated allowance for impaired loans was $186 as of September 30, 2009. There were no impaired loans as of December 31, 2008.

Non-performing loans were as follows:

	September 30, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	10,655	780

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment.

Note 5 - Income Taxes

Realization of deferred tax assets is dependent upon generating sufficient future taxable income to utilize the deferred tax assets, and for net operating losses or other tax credits, prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization was recorded in 2008. In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the Company’s ability to carry-back 2009 losses to prior years and other tax planning strategies that, if needed, would enable the Company to realize deferred tax assets associated with capital loss carryforwards. Negative evidence includes the cumulative losses in the current year and the immediately preceding fiscal year, the generally downward economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

Based upon these factors, the Company established a valuation allowance of $339,000, resulting in net deferred tax assets of $1.5 million as of December 31, 2008. During the nine months ended September 30, 2009, the Company continued to recognize a valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

To the extent that the Company has a three year cumulative loss for financial reporting purposes, projections of future taxable income are generally not permitted to be utilized in determining that a valuation allowance related to deferred tax assets is not necessary. Therefore, the effective tax rate or benefit in future quarters may be higher or lower than expected due to future adjustments to the valuation allowance associated with deferred tax assets.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

September 30, 2009
Government sponsored enterprises	$17,037	$—	$17,037	$—
Municipal	524	—	524	—
Corporate	5,043	—	5,043	—
Equity	4,682	4,647	35	—
Mortgage-backed residential	8,024	—	8,024	—

	$35,310	$4,647	$30,663	$—

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2008
Government sponsored enterprises	$25,326	$—	$25,326	$—
Municipal	—	—	—	—
Corporate	3,816	—	3,816	—
Equity	4,762	4,647	115	—
Mortgage-backed residential	9,691	—	9,691	—

	$43,595	$4,647	$38,948	$—

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

September 30, 2009
Impaired loans, net	$785	$—	$785	$—
Real estate owned	1,595	—	—	1,595

December 31, 2008
Real estate owned	$1,874	$—	$—	$1,874

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $971, with an allowance for loan losses of $186 at September 30, 2009, compared to no impaired loans at December 31, 2008.

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $1,595 as of September 30, 2009. A charge of $291 was included in earnings for the nine months ended September 30, 2009.

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$15,818	$15,818	$8,859	$8,859
Loans receivable, net	142,533	144,394	138,580	140,240
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	908	908	1,139	1,139

Financial liabilities
Deposits with no fixed maturity dates	$(55,215)	$(55,215)	$(50,195)	$(50,195)
Deposits with fixed maturity dates	(93,826)	(94,801)	(87,454)	(87,753)
Securities sold under repurchase agreements	(2,600)	(2,600)	(3,239)	(3,239)
Advances from borrowers for taxes and insurance	(2,442)	(2,442)	(2,051)	(2,051)
FHLB advances	(41,125)	(44,559)	(48,860)	(54,265)
Accrued interest payable	(284)	(284)	(365)	(365)

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

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, and the Bank’s subsidiaries, at September 30, 2009 to its financial condition at December 31, 2008 and the results of operations for the three and nine months ended September 30, 2009 to the same period in 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at September 30, 2009 increased $2.0 million or 0.9% to $221.6 million from $219.6 million at December 31, 2008. Increases of $7.0 million in cash and cash equivalents and $4.0 million in net loans receivable, offset by a decrease of $8.3 million in securities available for sale during the nine month period ended September 30, 2009 were the primary reasons for the change from December 31, 2008.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased from December 31, 2008 to September 30, 2009 as a result of debt security maturities and calls, partially offset by securities purchases and an increase in the market value of existing investments.

For the nine months ended September 30, 2009, total gross loans increased $4.2 million, or 3.1%, to $145.1 million from $140.9 million at December 31, 2008.

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

The allowance for loan loss was $1.1 million at September 30, 2009 compared to $775,000 at December 31, 2008 while nonperforming assets were $12.3 million and $2.7 million for the comparable periods. The Company believes that the increase in the allowance for loan losses is consistent with the increase in credit risk. Approximately 51% of the Company’s nonperforming loans are one-to-four family loans. Approximately 46% of the nonperforming one-to-four family loans were related to rental investment properties owned by investment companies controlled by two individuals. Commercial, construction and land loans, multi-family loans, and consumer loans represent approximately 35%, 11%, and 3% of the nonperforming loans at September 30, 2009, respectively. Approximately 90% of the nonperforming commercial portfolio pertains to one borrower. Collateral is estimated to be sufficient to limit losses, as the Company’s loan to value underwriting guidelines are expected to limit the losses due to deterioration in the collateral values. Further, the Company does not originate riskier subprime loans, and the total second mortgage segment of the portfolio only represents $1.3 million of the $145.1 million total gross loan portfolio.

Real estate owned decreased from $1.9 million at December 31, 2008 to $1.6 million at September 30, 2009 predominately due to a $291,000 write-down on the existing properties. The write-down was the result of continued declines in the estimated value of the existing properties in 2009. Based on recent appraisals and sales contract negotiations, the Company’s management believes the properties are recorded at the lower of cost or fair value less cost to sell as of September 30, 2009.

The following table sets forth information regarding nonaccrual loans and other real estate owned. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	September 30, 2009	December 31, 2008
Nonaccrual loans
One-to-four-family	$5,444	$780
Multi-family	1,155	—
Commercial, construction and land	3,780	—
Consumer and other	276	—

Total nonaccrual loans	10,655	780
Loans past due 90 days still on accrual	—	—

Total nonperforming loans	10,655	780
Real estate owned	1,595	1,874

Total nonperforming assets	$12,250	$2,654

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	09/30/09			12/31/08
	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans
One-to-four-family	$790	72.60%	65.17%	$529	68.26%	65.90%
Multi-family	114	10.49	13.66	108	13.93	13.73
Commercial, construction and land	65	5.95	12.24	62	8.00	13.42
Consumer and other	119	10.96	8.93	76	9.81	6.95

Total allowance for loan losses	$1,088	100.00%	100.00%	$775	100.00%	100.00%

Total liabilities at September 30, 2009 were $196.0 million, an increase of $3.3 million or 1.7%, compared to $192.7 million at December 31, 2008. The change was due primarily to an increase in deposits of $11.4 million or 8.3% from December 31, 2008. The Company has competitively priced its deposit products over the last nine months to improve liquidity and reduce borrowings from the Federal Home Loan Bank of Chicago. The Company reduced its borrowings from the Federal Home Loan Bank of Chicago during the nine months ended September 30, 2009 by $7.7 million or 15.8% to $41.1 million due to maturities and calls.

Stockholders’ equity decreased $1.3 million or 4.7% to $25.6 million at September 30, 2009 from $26.9 million at December 31, 2008. The decrease was primarily attributable to the net loss for the nine months ended September 30, 2009 of $1.7 million.

Results of Operations

The net loss for the quarter ended September 30, 2009 was $540,000, a decrease of $294,000 from the net loss of $834,000 for the comparable quarter in 2008. The change was due to a decrease in net interest income of $271,000, an increase in the provision for loan loss of $78,000 and a decrease in the income tax benefit of $474,000, offset by an increase in noninterest income of $6,000 and a decrease in noninterest expense of $1.1 million. The net loss for the nine months ended September 30, 2009 was $1.7 million, an increase of $458,000 from the net loss of $1.2 million for the comparable nine months in 2008. The change was due to a decrease in noninterest income of $222,000 an increase in the provision for loan loss of $223,000, and a decrease in the income tax benefit of $682,000. These increases to the net loss were offset by a decrease in noninterest expense of $630,000 and an increase in noninterest income of $39,000.

Net interest income for the quarter ended September 30, 2009 decreased $271,000 or 19.2% to $1.1 million from $1.4 million. The average yield on interest-earning assets decreased 94 basis points to 4.90% for the quarter ended September 30, 2009 from 5.84% for the same period in 2008, while average interest-earning assets decreased $1.7 million during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $252,000 during the quarter ended September 30, 2009. The average cost of interest-bearing liabilities decreased 37 basis points to 2.73% from 3.10% for the quarters ended September 30, 2009 and 2008, respectively. Average interest-bearing liabilities decreased $5.6 million during the third quarter of 2009 compared to the third quarter of 2008. The interest rate spread decreased 56 basis points to 2.18% for the quarter ended September 30, 2009 from 2.74% for the comparable quarter in 2008 while the net interest margin decreased to 2.32% from 2.84% for the same period. Net interest income was $3.7 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. The average yield on interest-earning assets decreased 53 basis points to 5.22% for the nine months ended September 30, 2009 from 5.75% for the same period in 2008, while average interest-earning assets decreased $1.6 million compared to the same period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $472,000 during the nine month period ended September 30, 2009. The average cost of interest-bearing liabilities decreased 41 basis points to 2.84% from 3.25% for the nine month periods ended September 30, 2009 and 2008, respectively. Average interest-bearing liabilities decreased $1.8 million for the nine months ended September 30, 2009 from the same period in 2008. The interest rate spread decreased 11 basis points to 2.39% for the nine months ended September 30, 2009 from 2.50% for the comparable nine month period in 2008 while the net interest margin decreased to 2.52% from 2.65% for the same period.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, a $198,000 provision for loan loss was established for the quarter ended September 30, 2009, compared to $120,000 for the same quarter in 2008. The loan loss provision was $358,000 and $135,000 for the nine months ended September 30, 2009 and 2008, respectively. The increase in the loan loss provision in 2009 is the result of an increase in impaired loans and nonperforming loans during the quarter and nine months ended September 30, 2009. The provision for loan losses for impaired loans was $122,000 and $186,000 during the quarter and nine months ended September 30, 2009.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2009 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased to $149,000 or $6,000 for the quarter ended September 30, 2009 from $143,000 for the quarter ended September 30, 2008. Noninterest income increased to $456,000 or $39,000 for the nine months ended September 30, 2009 from $417,000 for the nine months ended September 30, 2008. The increase was primarily due to an increase in revenue generated from a lease executed during the second quarter of 2009 by a major tenant at the Bank’s 47th Street office.

Noninterest expense decreased $1.1 million to $1.6 million for the quarter ended September 30, 2009 from $2.7 million for the corresponding three month period in 2008. The decrease for the quarter was primarily the result of a $496,000 loss on security impairment incurred and a $417,000 write-down on real estate owned incurred in the third quarter of 2008 with no comparable transactions in the third quarter of 2009. Noninterest expense for the nine months ended September 30, 2009 decreased $630,000 to $5.6 million from $6.2 million for the same period in 2008. The decrease was due primarily to a decrease in the loss on security impairment of $739,000 and a decrease in the write-down on real estate owned of $126,000 offset by an increase of $270,000 primarily due to an increase in the regular FDIC assessment charge of $169,000 and an FDIC special assessment charge of $101,000 in 2009.

The Company’s federal income tax benefit was $163,000 for the three-month period ended September 30, 2009 offset by a $163,000 deferred tax asset valuation allowance of $163,000 compared to the federal income tax benefit of $474,000 for the three-month period ended September 30, 2008. The change in the income tax benefit for the three month period was attributable to the decrease in the loss before income taxes, offset by a deferred tax asset valuation allowance recorded in 2009. The Company recognized a deferred tax asset valuation allowance, as the Company is not able to project sufficient future taxable income to fully utilize the deferred tax asset given the present economic conditions. The Company’s federal income tax benefit was $88,000 for the nine month period ended September 30, 2009 compared to the federal income tax benefit of $770,000 for the nine month period ended September 30, 2008. The change in the income tax benefit for the nine month period was attributable to the decrease in the loss before income taxes for the period, partially offset by a deferred tax asset valuation allowance recorded in 2009. The Company recognized a deferred tax asset valuation allowance due to uncertainty as to whether the deferred tax assets would be fully utilized.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank’s liquidity ratio was 16.81% at September 30, 2009 as compared to 22.28% at December 31, 2008. During the nine month period ended September 30, 2009, excess liquidity was used to repay FHLB advances.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities were $323,000 and $241,000 for the nine months ended September 30, 2009 and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing and securities, and paydowns on mortgage-backed securities. Net cash from investing activities were $3.9 million and $(11.2) million for the nine months ended September 30, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $3.4 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $22.9 million, or 10.42% of adjusted total assets, which is above the required level of $8.8 million, or 4.0%; and total risk-based capital of $23.8 million, or 18.60% of risk-weighted assets, which is above the required level of $10.2 million, or 8.0%. Accordingly the Bank was categorized as well capitalized at September 30, 2009. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

A notification from the Office of Thrift Supervision (“OTS”) received in July 2008, remains in effect as of September 30, 2009. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management believes future dividend requests, if necessary, will be approved given the Bank’s current capital levels. The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

At September 30, 2009, the Bank had outstanding commitments to originate mortgage loans of $2.2 million, commitments under unused lines of credit of $4.7 million and undisbursed portions of construction loans of $1.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2009 totaled $70.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2009, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (15)% and would result in a $4.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2009, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$21,073	$(7,804)	(27)%	9.54%	(282	)bp
+ 200 bp	24,446	(4,431)	(15)	10.83	(152	)bp
+ 100 bp	27,222	(1,654)	(6)	11.83	(52	)bp
0 bp	28,877	—	—	12.36	—
– 100 bp	28,839	(38)	—	12.23	(13	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of September 30, 2009 but estimates that the results would not be materially different than those presented above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There has been no material changes with respect to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first nine months of 2009 under the program. A total of 43,682 shares remain available for repurchase under the program.

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

PARK BANCORP, INC.

Date: November 16, 2009	/S/ DAVID A. REMIJAS
David A. Remijas
Chairman and Chief Executive Officer

Date: November 16, 2009	/S/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer