Form 10-K
period 2009-12-31
PARK BANCORP INC
filed 2010-03-31
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-20867

PARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4082530 (I.R.S. Employer Identification Number)

5400 South Pulaski Road

Chicago, Illinois 60632

(Address of principal executive offices)

(Registrant’s telephone number, including area code): (773) 582-8616

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01, par value per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $6,101,000 based on the closing price of the common stock of $9.81 per share on June 30, 2009.

As of March 22, 2010, the Registrant had outstanding 1,192,174 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 18, 2010 are incorporated into Part III.

PARK BANCORP, INC.

2009 ANNUAL REPORT ON FORM 10-K

(Table of Contents continued on following page)

PART I

ITEM 1.	BUSINESS

General

Park Bancorp, Inc. (the “Company”) was incorporated under the laws of the state of Delaware in 1996, as the holding company for Park Federal Savings Bank (“Bank”), our banking subsidiary, and PBI Development Corporation (“PBI”), which conducted real estate development activities. The Bank, which was organized as a mutual savings and loan association and has been operating since 1921, formed the holding company in connection with its conversion from a mutual to a stock savings institution. The Bank is engaged in the business of retail banking, with operations conducted through its main office and three branch offices located in Chicago and Westmont, Illinois. We also engaged in residential real estate development through our subsidiary, GPS Development Corporation (“GPS”). The real estate development subsidiaries are inactive.

The Bank attracts retail deposits from the general public in the areas surrounding its offices and invests those deposits, together with funds generated from operations and other borrowings, primarily in fixed-rate, one-to-four-family residential mortgage loans and securities. The Bank makes, on a limited basis, investments in multi-family mortgage, commercial real estate, construction, land, and consumer loans. The Bank’s revenues are derived principally from interest on its loans and securities. The Bank’s primary sources of funds are deposits, advances from the Federal Home Loan Bank (“FHLB”), securities sold under repurchase agreements, and principal and interest payments on loans and securities.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2009, the Bank had total gross loans of $148.1 million, of which $96.7 million were one-to-four family residential mortgage loans, or 65.27% of the Bank’s total gross loans. The remainder of the portfolio consists of $17.8 million of multi-family mortgage loans, or 12.04% of total gross loans; $13.6 million of commercial real estate loans, or 9.20% of total gross loans; $6.0 million of construction and land loans, or 4.05% of total gross loans; and consumer and other loans of $14.0 million, or 9.44% of total gross loans. The Bank had no loans held for sale at December 31, 2009.

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

All table dollar amounts throughout the Form 10-K are in thousands except share and per share data.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four- family	$96,677	65.27%	$92,829	65.90%	$86,427	58.08%	$87,417	57.41%	$89,904	53.69%
Multi-family	17,832	12.04	19,338	13.73	23,882	16.05	22,748	14.94	27,939	16.68
Commercial	13,626	9.20	13,549	9.62	12,782	8.59	16,494	10.83	18,145	10.84
Construction and land	6,005	4.05	5,358	3.80	9,542	6.41	13,371	8.78	14,585	8.71

Consumer and other	13,981	9.44	9,788	6.95	16,176	10.87	12,239	8.04	16,879	10.08

Total gross loans	148,121	100.00%	140,862	100.00%	148,809	100.00%	152,269	100.00%	167,452	100.00%

Undisbursed portion of loans	(2,191)		(1,287)		(1,857)		(3,083)		(5,918)
Net deferred loan origination fees	(155)		(220)		(275)		(373)		(457)

Allowance for loan losses	(2,851)		(775)		(640)		(637)		(2,368)

Total loans, net	$142,924		$138,580		$146,037		$148,176		$158,709

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2009. The table does not include principal prepayments.

	Real Estate Loans
	One-to- Four- Family	Multi- Family	Commercial	Construction and Land	Consumer and Other	Total Gross Loans
Amounts due
One year or less	$85	$7,041	$2,700	$5,183	$6,150	$21,159

More than one year to three years	203	2,263	574	157	1,915	5,112
More than three years to five years	911	2,382	880	516	2,859	7,548
More than five years to ten years	11,277	1,679	5,795	—	85	18,836
More than ten years	84,201	4,467	3,677	149	2,972	95,466

Total due after December 31, 2010	96,592	10,791	10,926	822	7,831	126,962

Total gross loans	$96,677	$17,832	$13,626	$6,005	$13,981	$148,121

The following table sets forth at December 31, 2009 the dollar amount of total gross loans contractually due after December 31, 2010 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2010
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$88,081	$8,511	$96,592
Multi-family	10,791	—	10,791
Commercial	10,926	—	10,926
Construction and land	673	149	822
Consumer and other	4,858	2,973	7,831

Total gross loans	$115,329	$11,633	$126,962

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

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
Beginning balance, net	$138,580	$146,037	$148,176
Loans originated
One-to-four-family	13,119	22,094	12,298
Multi-family	1,330	780	3,516
Commercial	2,067	3,337	538
Construction and land	1,289	1,492	3,858
Consumer	2,057	1,588	1,520

Total loans originated	19,862	29,291	21,730
Loans participations	1,240	1,718	4,846

	21,102	31,009	26,576

Principal payments	(13,618)	(38,172)	(27,951)
Transfer to real estate owned	(160)	(729)	(1,987)
Change in allowance for loan losses	(2,076)	(135)	(3)
Change in undisbursed loan funds	(904)	570	1,226

Ending balance, net	$142,924	$138,580	$146,037

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

Consumer and Other Lending. The Bank’s consumer and other loans generally consist of home equity lines of credit, automobile loans, second mortgage loans, loans secured by deposits, commercial lines of credit secured by real estate, and participations purchased.

The Bank invests in loan participations from other financial institutions in its primary market area. At December 31, 2009, the Bank had $7.8 million in loan participations serviced by others, totaling 5.25% of the gross loan portfolio. The Bank may invest in loan participations to supplement reduced loan demand, as needed. Loan participations must meet the same underwriting criteria as loans originated by the Bank.

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

The Bank’s Executive Committee reviews and classifies the Bank’s loans monthly and reports the results of its review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 2009, the Bank had loans, net of undisbursed funds, classified as “Special Mention” of $5.6 million and $11.3 million of loans classified as “Substandard.” No loans were classified as “Doubtful” or “Loss.”

Nonaccrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due unless management determines all principal and interest due on the loan will be collected in the future.

	At December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans
Residential real estate
One-to-four-family	$5,892	$780	$190	$461	$448
Multi-family	1,155	—	—	—	3,355
Commercial	3,472	—	—	1,835	941
Construction and land	486	—	—	—	—
Consumer and other	323	—	—	45	—

Total nonaccrual loans	11,328	780	190	2,341	4,744
Total past due over 90 days still on accrual	—	—	—	—	—

Total non-performing loans	11,328	780	190	2,341	4,744
REO	1,611	1,874	2,449	2,261	132

Total non-performing assets	$12,939	$2,654	$2,639	$4,602	$4,876

At December 31, 2009, there were 14 loans totaling $2.0 million that were 60 to 89 days delinquent and is still accruing interest.

The Bank had $3.6 million in troubled debt restructured loans at December 31, 2009, of which $588,000 were classified as nonperforming and are included in one-to-four-family nonaccrual loans in the table above. The remaining $3.0 million of the troubled debt restructured loans are classified as performing and consist of the following: $2.3 million in one-to-four-family loans, $414,000 in multi-family loans, and $267,000 in commercial loans. There were no troubled debt restructured loans at December 31, 2008.

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

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	At December 31,
	2009	2008	2007	2006	2005
Balance at beginning of year	$775	$640	$637	$2,368	$1,374
Provision for loan losses	2,222	184	75	249	997
Charge-offs
One-to-four-family	(95)	(36)	(8)	—	—
Multi-family	—	—	(27)	(1,615)	—
Commercial	—	—	—	(437)	—
Consumer and other	(51)	(14)	(37)	(5)	(3)

Total charge-offs	(146)	(50)	(72)	(2,057)	(3)
Recoveries	—	1	—	77	—

Balance at end of year	$2,851	$775	$640	$637	$2,368

	2009	2008	2007	2006	2005
Net charge-offs to average gross loans outstanding	0.10%	0.03%	0.05%	1.24%	—%

Allowance for loan losses as a percent of gross loans receivable	1.92	0.55	0.43	0.43	1.41

Allowance for loan losses as a per- cent of total non-performing loans	25.17	99.36	336.84	27.21	49.92

Non-performing loans as a percent of gross loans receivable(1)	7.65	0.55	0.13	1.54	2.83

Non-performing assets as a percentage of total assets(1)	5.92	1.21	1.20	2.03	2.04

(1)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of nonaccrual loans and loans over 90 days past due still on accrual.

The following table sets forth the amount of the Bank’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	At December 31,
	2009			2008			2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total
One-to-four-family	$2,026	71.05%	65.27%	$529	68.26%	65.90%	$319	49.85%	58.08%	$139	21.82%	57.41%	$217	9.16%	53.69%
Multi-family	102	3.57	12.04	108	13.93	13.73	47	7.34	16.05	68	10.67	14.94	1,576	66.56	16.68
Commercial	94	3.31	9.20	48	6.19	9.62	63	9.84	8.59	174	27.32	10.83	369	15.58	10.84
Construction and land	491	17.21	4.05	14	1.81	3.80	40	6.25	6.41	127	19.94	8.78	90	3.80	8.71
Consumer and other	138	4.86	9.44	76	9.81	6.95	171	26.72	10.87	129	20.25	8.04	116	4.90	10.08

Total allowance for loan losses	$2,851	100.00%	100.00%	$775	100.00%	100.00%	$640	100.00%	100.00%	$637	100.00%	100.00%	$2,368	100.0%	100.00%

Investment Activities

The investment policies of the Company and the Bank as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. The policies provide the authority to invest in government agency and sponsored enterprises securities, mortgage-backed securities, corporate bonds, municipal securities, and equity securities.

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

All government sponsored enterprises securities held at December 31, 2009 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Government sponsored enterprises	$16,981	$16,762	$25,091	$25,326	$11,804	$11,937
Corporate	5,010	5,095	4,089	3,816	—	—
Municipal	502	512	—	—	—	—
Mortgage-backed residential
FNMA (1)	4,167	4,228	5,526	5,432	8,910	8,931
FHLMC (2)	2,398	2,467	3,102	3,070	4,477	4,527
GNMA (3)	1,020	1,042	1,230	1,189	1,667	1,668
Equity (4)	4,493	4,672	4,762	4,762	6,708	6,719

Total available for sale	$34,571	$34,778	$43,800	$43,595	$33,566	$33,782

(1)	Federal National Mortgage Association.
(2)	Federal Home Loan Mortgage Corporation.
(3)	Government National Mortgage Association.
(4)	$4,647 is invested in a mutual fund that invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing, with additional investments in U.S. government agency securities. The remaining investment of $25 consists of an investment in the common stock of one financial institution.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities as of December 31, 2009. All of the Company’s securities are classified as available for sale. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown in the total column only.

	At December 31, 2009
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Government sponsored enterprises	$—	—%	$992	1.38%	$5,995	3.85%	$9,775	4.32%	$16,762	3.98%
Corporate	1,006	7.82	4,089	4.41	—	—	—	—	5,095	5.08
Municipal	—	—	—	—	512	4.05	—	—	512	4.05
Mortgage-backed residential
FNMA	—	—	—	—	—	—	—	—	4,228	2.88
FHLMC	—	—	—	—	—	—	—	—	2,467	3.44
GNMA	—	—	—	—	—	—	—	—	1,042	3.39
Equity	—	—	—	—	—	—	—	—	4,672	3.72

Total securities	$1,006	7.82%	$5,081	3.82%	$6,507	3.87%	$9,775	4.32%	$34,778	3.92%

All government sponsored enterprise securities are callable at the option of the issuing agency. Callable rate FHLB advances totaled $28.0 million at December 31, 2009. The Company has call risk on both the investing and borrowing positions.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds used in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2009, the Bank had $62.5 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

At December 31, 2009, the Bank had $33.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$10,095	3.54%
Over three through six months	4,474	2.37
Over six through twelve months	7,252	1.87
Over twelve months	11,883	2.87

Total	$33,704	2.78%

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$29,382	19.51%	$27,459	19.95%	$28,594	20.88%
Money market savings accounts	12,357	8.20	8,084	5.87	8,426	6.15
NOW accounts	9,573	6.36	8,500	6.18	8,773	6.40
Non-interest-bearing accounts	6,810	4.52	6,152	4.47	5,707	4.17

Total transaction accounts	58,122	38.59	50,195	36.47	51,500	37.60

Certificate accounts
0.00% to 0.99%	652	0.43	—	—	50	0.04
1.00% to 1.99%	28,593	18.98	2,519	1.83	—	—
2.00% to 2.99%	29,425	19.54	18,243	13.25	267	0.19
3.00% to 3.99%	25,079	16.65	41,271	29.98	21,960	16.03
4.00% to 4.99%	8,611	5.72	22,294	16.20	28,080	20.50
5.00% to 5.99%	140	0.09	3,127	2.27	35,117	25.64

Total certificate accounts	92,500	61.41	87,454	63.53	85,474	62.40

Total deposits	$150,622	100.00%	$137,649	100.00%	$136,974	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2009.

	Period to Maturity from December 31, 2009
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
0.00% to 0.99%	$652	$—	$—	$—	$—	$652
1.00% to 1.99%	24,530	4,063	—	—	—	28,593
2.00% to 2.99%	15,084	12,120	1,646	—	575	29,425
3.00% to 3.99%	16,204	1,611	21	1,322	5,921	25,079
4.00% to 4.99%	5,869	1,198	646	898	—	8,611
5.00% to 5.99%	117	23	—	—	—	140

Total	$62,456	$19,015	$2,313	$2,220	$6,496	$92,500

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and a portion of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. There were $40.0 million of FHLB advances outstanding at December 31, 2009, which carry interest rates ranging from 2.58% to 4.88% and mature on various dates through October 2018. Advances totaling $28.0 million were subject to certain call options by the FHLB. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008	2007
Balance at year end	$2,600	$3,239	$3,234
Maximum month-end balance during the year	3,239	3,239	3,234
Average balance during the year	2,901	3,235	3,228
Average interest rate at year end	3.11%	3.92%	3.97%
Average interest rate during the year	3.29%	3.96%	3.97%

Subsidiary Activities

The Company has engaged in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly owned subsidiaries, PBI and GPS. There were no gains or losses on the sales of real estate held for development for the years ended December 31, 2009 and 2008, as the subsidiaries were inactive.

Employees

At December 31, 2009, the Company had 60 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

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

In July 2008, the Bank received notice from the OTS supplementing the February 2007 Agreement. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Company. The Bank received approval from the OTS for a $1.0 million dividend from the Bank to the Company in 2008.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular circumstances. At December 31, 2009, the Bank met each of these capital requirements.

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

Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit, if not fully secured, to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent or extended, equal to 10% of the institution’s unimpaired capital and surplus, if such additional amount is fully secured by readily marketable collateral.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, such as restrictions on investments, activities and branching. As of December 31, 2009, the Bank maintained 94.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

In October, 2008, the FDIC published a restoration plan to reestablish the DIF to the statutory required minimum percentage of deposits, and the FDIC has amended the restoration plan from time to time thereafter. As part of the restoration plan, the FDIC increased risk-based assessment rates and may continue to do so. In November 2009, the FDIC approved a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011 and 2012.

During 2009, the Bank paid deposit insurance premiums in the aggregate amount of $1.6 million, which included regular quarterly assessments, a special assessment which was applicable to all insured institutions, and $1.2 million in prepaid deposit insurance assessments through 2012.

Pursuant to the 2008 Emergency Economic Stabilization Act (described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 until December 31, 2013. The FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an extremely unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

FDIC Temporary Liquidity Guarantee Program. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program is comprised of two components: the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”).

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through June 30, 2010 (extended from December 31, 2009 provided the institution did not previously opt out of the TAGP). Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5 percent. The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit. During the six-month extension period in 2010, the fee assessment increased to 15 basis points, 20 basis points or 25 basis points, based on an institution’s risk category. The Bank is participating in the TAGP.

Debt Guarantee Program. Pursuant to the DGP, eligible entities were permitted to issue FDIC-guaranteed senior unsecured debt up to 125 percent of the entity’s senior unsecured debt outstanding as of September 30, 2008. The Company did not issue any guaranteed debt under the DGP.

Federal Home Loan Bank (FHLB) System. The Bank is a member of the FHLB of Chicago. The FHLB system consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid loans, or 5% of its aggregate amount of outstanding advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2009, of $5.4 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2007, the FHLB of Chicago terminated its dividend, and we cannot predict when that dividend will be resumed. The elimination of the dividend has reduced our net interest income. If interest on future Federal Home Loan Bank advances were increased, our net interest income would likely also be reduced.

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or in a manner otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Our business, operating results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. You should carefully consider the risks and uncertainties described below together with all of the information included in this report, including our consolidated financial statements and related notes for the year ended December 31, 2009. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may have a material adverse effect on our business, operating results and financial condition.

Continued adverse conditions in the U.S. economy, and in particular the greater Chicago area, could have a material adverse effect on our business and results of operations.

Over the past two years, the strength of the U.S. economy in general and the strength of the economy in the Chicago area in particular has declined. A sustained deterioration in national or local economic conditions could result in, among other things, a continuation in the deterioration of our credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in even higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our business, financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally or in the Chicago-area markets has and may continue to cause a decrease in the demand for loans and other products and services that we offer and/or an increase in the number of borrowers or other counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies or defaults would result in a higher level of non-performing assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect our business, financial condition and results of operations.

Current and further deterioration in the housing market could cause continued increases in delinquencies and non-performing assets, including loan charge-offs, and further depress our income and growth.

As we have experienced during 2009, the volume and credit quality of our one-to-four family and multi-family residential mortgages and loans may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates. These factors could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans, the value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

Lending money is a substantial part of our business. Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks posed by the particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral, including a decline in real estate value.

We maintain an allowance for loan losses which management believes is sufficient to absorb probable incurred credit losses inherent in our loan portfolio. See “Item 1.—Business—Lending Activities—Allowance for Loan Losses.” The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. As a percentage of gross loans, the allowance was 1.92% at December 31, 2009. Over the past year, we substantially increased our allowance as a percentage of gross loans based on management’s analysis of our credit quality, including a significant increase in non-performing loans, a decrease in real estate values in our lending markets and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate. We cannot predict whether our regulators would ever compel us to increase our allowance. Although we believe our loan loss allowance is adequate to absorb probable incurred losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the recent decline in home values in our market area. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned, and at certain other times during the asset’s holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last two years has continued to compress our net interest margin. Also, if market rates increase, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply and instability in domestic and foreign financial markets.

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

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for the year ended December 31, 2009 was $412,000, including the special assessment of $101,000 recorded in June 2009 and paid on September 30, 2009.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures.

We will incur additional expenses managing real estate acquired through foreclosure.

We have foreclosed and continue to foreclose on the property securing certain non-performing loans in our portfolio. These foreclosures may result in charge-offs and other expenses for items such as property management and legal fees, which will have a negative affect on future earnings. Future impairments may also occur if real estate values continue to decline.

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

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, consolidated results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the The NASDAQ Capital Market under the symbol “PFED.” The Company had 482 stockholders of record at March 15, 2010. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2009 and 2008.

	2009			2008
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$4.94	$3.00	$—	$26.97	$18.60	$0.18
Second quarter	9.95	4.02	—	20.39	15.01	0.13
Third quarter	9.79	5.21	—	20.40	10.20	0.09
Fourth quarter	6.10	3.21	—	18.00	5.00	—

Dividend Policy

The Company’s Board of Directors has the authority to declare dividends on the Company’s common stock, subject to statutory and regulatory requirements. During 2009, the Company did not declare any dividends on its common stock. The payment of dividends in the future, if any, would depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by OTS policy and regulations, be paid in addition to, or in lieu of, regular cash dividends. Also, pursuant to the Supervisory Agreement entered into by the Bank with the OTS, the Bank must obtain the prior approval of the OTS for any capital distributions, including the payment of a dividend from the Bank to the Company. See “Supervision and Regulation”.

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

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased during 2009 and 43,682 shares remain available for repurchase under the program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2009	2008	2007	2006	2005
Total assets	$218,613	$219,600	$220,052	$227,189	$239,468
Cash and cash equivalents	11,975	8,859	15,443	15,293	5,193
Securities available for sale	34,778	43,595	33,782	40,017	50,137
Loans receivable, net(1)	142,924	138,580	146,037	148,176	158,709
Deposits	150,622	137,649	136,974	142,928	149,004
Securities sold under repurchase agreements	2,600	3,239	3,234	3,227	3,222
FHLB advances	39,985	48,860	46,139	47,208	53,499
Stockholders’ equity	22,948	26,866	30,277	29,120	29,902
Interest income	10,217	11,452	11,990	12,298	13,265
Interest expense	5,190	6,039	6,457	6,436	5,826
Net interest income	5,027	5,413	5,533	5,862	7,439
Provision for loan losses	2,222	184	75	249	997
Non-interest income	618	563	793	652	794
Non-interest expense	7,375	9,185	6,602	6,411	6,449
Income tax expense (benefit)	323	(1,026)	(234)	(146)	157
Net income (loss)	(4,275)	(2,367)	(117)	—	630

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
Performance ratios:
Return on average assets	(1.91)%	(1.06)%	(0.05)%	—%	0.25%
Return on average equity	(16.43)	(8.15)	(0.38)	—	2.06
Average equity to average assets	11.62	12.99	13.92	12.70	12.02
Net interest rate spread(2)	2.41	2.49	2.55	2.53	2.97
Net interest margin(3)	2.55	2.72	2.78	2.74	3.15
Efficiency ratio(4)	130.65	153.70	104.36	98.42	78.33
Non-interest expense to average assets	3.29	4.11	3.00	2.75	2.53

Asset quality ratios:
Non-performing loans as a percent of gross loans receivable(6)	7.65%	0.55%	0.13%	1.54%	2.83%
Non-performing assets as a percentage of total assets(5)	5.92	1.21	1.20	2.03	2.04
Allowance for loan losses as a percent of gross loans receivable	1.92	0.55	0.43	0.43	1.41
Allowance for loan losses as a percent of non-performing loans(6)	25.17	99.36	336.84	27.21	49.92

Other data:
Number of full service offices	4	4	3	3	3

(1)	The allowance for loan losses at December 31, 2009, 2008, 2007, 2006, and 2005 was $2,851, $775, $640, $637, and $2,368, respectively.

(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(4)	The efficiency ratio represents non-interest expense as a percent of net interest income before the provision for loan losses and non-interest income.

(5)	Non-performing assets consist of non-performing loans and REO.

(6)	Non-performing loans consist of all loans over 90 days or more past due and all other nonaccrual loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Throughout 2008 and 2009, and continuing into 2010, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally. These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced a reduction in demand for new loans and an increase in the amount of non-performing loans compared to year end 2008. At December 31, 2009, non-performing loans represented 7.65% of gross loans, compared to 0.55% at December 31, 2008. Also, the decreased demand for new residential mortgage loans and the increase in non-performing loans has resulted in a contraction of our net interest rate spread and net interest margin and the need to increase the provision for loan losses compared to 2008. Should the housing market and economic conditions in the Chicago-area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future unless required to do so under the federal securities laws. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2009, 2008, and 2007. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings asset
Securities, net(1)	$36,611	$1,515	4.14%	36,059	1,636	4.54%	$28,472	$1,309	4.60%
Loans receivable(2)	140,371	8,391	5.98	142,233	9,128	6.42	144,276	9,556	6.62
Mortgage-backed securities, net(1)	8,534	299	3.50	12,321	496	4.03	17,382	690	3.97
Interest-earning deposits and other investments	11,919	12	0.10	8,093	192	2.37	8,823	435	4.93

Total interest-earning assets	197,435	10,217	5.17	198,706	11,452	5.76	198,953	11,990	6.03

Non-interest-earning assets	26,573			24,818			21,277

Total assets	$224,008			$223,524			$220,230

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$29,118	139	0.48	28,909	183	0.63	$29,552	226	0.76
Money market savings accounts	10,108	157	1.55	8,556	191	2.23	8,133	316	3.89
NOW accounts	9,162	38	0.41	8,894	50	0.56	15,950	48	0.30
Certificate accounts	93,074	3,057	3.28	86,816	3,598	4.14	84,480	3,886	4.60

Total deposits	141,462	3,391		133,175	4,022		138,115	4,476
FHLB advances and other borrowings	46,855	1,799	3.84	51,376	2,017	3.93	47,370	1,981	4.18

Total interest-bearing liabilities	188,317	5,190	2.76	184,551	6,039	3.27	185,485	6,457	3.48

Non-interest-bearing liabilities	9,666			9,937			4,083

Total liabilities	197,983			194,488			189,568
Stockholders’ equity	26,025			29,036			30,662

Total liabilities and stockholders’ equity	$224,008			$223,524			$220,230

Net interest income		$5,027			$5,413			$5,533

Net interest rate spread(3)			2.41%			2.49%			2.55%
Net interest margin(4)			2.55%			2.72%			2.78%
Ratio of average interest-earning assets to average interest-bearing liability	104.84%			107.67%			107.26%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Securities, net	$25	$(146)	$(121)	$349	$(22)	$327
Loans receivable, net	(120)	(617)	(737)	(138)	(290)	(428)
Mortgage-backed securities, net	(152)	(45)	(197)	(201)	7	(194)
Interest-earning deposits and other investments	91	(271)	(180)	(36)	(207)	(243)

Total interest-earning assets	(156)	(1,079)	(1,235)	(26)	(512)	(538)

Interest expense on
Passbook savings accounts	1	(45)	(44)	(5)	(38)	(43)
Money market savings accounts	34	(68)	(34)	16	(141)	(125)
NOW accounts	1	(13)	12	(22)	24	2
Certificate accounts	259	(800)	(541)	106	(394)	(288)
FHLB advances and other borrowings	(176)	(42)	(218)	155	(119)	36

Total interest-bearing liabilities	119	(968)	(849)	250	(668)	(418)

Change in net interest income	$(275)	$(111)	$(386)	$(276)	$156	$(120)

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets at December 31, 2009 were $218.6 million compared to $219.6 million at December 31, 2008, a decrease of $1.0 million. Cash and cash equivalents increased $3.1 million to $12.0 million at December 31, 2009 from $8.9 million at December 31, 2008. The increase was due to increased liquidity from the decrease in securities available for sale in 2009. Securities available for sale decreased $8.8 million to $34.8 million at December 31, 2009 from $43.6 million at December 31, 2008. The decrease in securities available for sale was due to calls made on the securities from the issuers. A portion of the liquidity generated in 2009 was used to fund growth in the loan portfolio. During 2009, loans receivable, net, increased $4.3 million to $142.9 million from $138.6 million in 2008, primarily due to loan originations being greater than repayments during 2009. Other assets increased $800,000 at December 31, 2009 to $3.3 million from $2.5 million at December 31, 2008 primarily due to $1.2 million of prepaid FDIC assessments. The prepaid amount will be used to fund FDIC assessments over the next three years.

Total liabilities at December 31, 2009 were $195.7 million compared to $192.7 million at December 31, 2008. Deposits increased $13.0 million to $150.6 million at December 31, 2009 from $137.6 million at December 31, 2008. During 2009, certificates of deposit and money market accounts increased $5.0 million and $4.3 million, respectively, as the Bank priced these products to generate more liquidity while still managing its interest rate risk. Advances from the Federal Home Loan Bank decreased $8.9 million to $40.0 million at December 31, 2009 from $48.9 million at December 31, 2008. The Bank maintained sufficient liquidity levels to allow these advances to mature without renewal.

Stockholders’ equity at December 31, 2009 decreased $4.0 million to $22.9 million compared to $26.9 million at December 31, 2008. Book value at December 31, 2009 was $19.25 per share. The decrease in stockholders’ equity from December 31, 2008 was primarily attributable to the net loss of $4.3 million for the year, offset by an increase in accumulated other comprehensive income due to a favorable change in the fair value of securities available for sale, net of tax, of $272,000.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General

Net loss was $4.3 million for the year ended December 31, 2009, compared to a $2.4 million net loss for 2008. The $1.9 million increase in net loss was primarily due to a $2.1 million increase in the provision for loan losses during 2009 and a $1.3 million decrease in the income tax benefit, offset by a $1.8 million decrease in non-interest expense.

Net Interest Income

Interest income in 2009 was $10.2 million, compared to $11.5 million in 2008. Average yield on interest-earning assets decreased to 5.17% in 2009, compared to 5.76% in 2008, while average interest-earning assets decreased $1.3 million during 2009 from 2008. The decreases were due to the continued low interest rate environment during 2009 and an increase in foregone interest income of $657,000 on non-performing loans from 2008 to 2009.

Interest expense in 2009 was $5.2 million compared to $6.0 million in 2008. The decrease in interest expense is due to a 51 basis point decrease in the average cost of interest–bearing liabilities, partially offset by a $3.8 million increase in average interest-bearing liabilities from 2008.

Net interest income in 2009 was $5.0 million compared to $5.4 million in 2008. The net interest rate spread and net interest margin was 2.41% and 2.55%, respectively, in 2009 compared to 2.49% and 2.72%, respectively, in 2008.

Provision for Loan Losses

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Management increased the weighting of the delinquency factor in the allowance calculation due to the rise in delinquencies during 2009 and the increase in non-performing assets. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

The provision for loan losses was $2.2 million and $184,000 in 2009 and 2008, respectively. The provision for loan losses increased significantly in 2009 primarily due to an increase in specific allocations on impaired loans. Allocations on impaired loans resulted from loan modifications considered to be troubled debt restructurings in 2009, and an increase in impaired loans that are individually evaluated for probable incurred losses. Impaired loans were significantly impacted by declining real estate values collateralizing these loans.

The Company’s exposure to real estate values will impact future provisions for loan losses. At December 31, 2009, impaired loans individually evaluated for allowance allocations totaled $9.9 million of which approximately 44.0% were in one-to-four-family loans, 12.0% were in multi-family loans, 35.0% were in commercial real estate loans and 9.0% were in construction and land loans. Of the $9.9 million in impaired loans, $7.5 million or 76.0% were with four borrowers, an investment company that owns multiple single family properties, a commercial real estate investor, a multi-family real estate investor and a single family real estate developer. Of the total impaired loans, $5.4 million required specific allocations of $1.9 million due to loss exposure from collateral deficiencies. Should real estate values continue to decline in 2010, additional allocations and provisions for loan losses will be required.

In addition to the $9.9 million of impaired loans individually for allowance allocations, the Company also has other problem loans that are being monitored, including $5.6 million of loans classified as special mention due to potential credit weakness. Of these special mention loans, approximately 11.0% were in one-to-four-family loans, 37.0% were in multi-family loans, 23.0% were in commercial real estate loans, 13.0% were in construction and land loans and 16.0% were consumer and other lines of credit loans secured by real estate. Management monitors these loans closely to mitigate losses.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2009 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest Income

Non-interest income in 2009 was $618,000 compared to $563,000 in 2008. The change was primarily due to an increase in revenue generated from a lease executed during the second quarter of 2009 by a tenant at the Bank’s 47th Street office. Based on the terms of the lease, the Company expects $22,800 of annual rental income in future periods.

Non-interest Expense

Non-interest expense in 2009 was $7.4 million compared to $9.2 million in 2008, a decrease of $1.8 million. During 2009 the Company incurred $268,000 in other-than-temporary impairment losses on its securities portfolio compared to $1.7 million in 2008. The other-than-temporary impairment losses on its mutual fund investment and equity securities portfolio were $178,000 and $90,000 in 2009 compared to $1.5 million and $211,000 in 2008, respectively. Real estate owned impairment and expenses were $528,000 in 2009 compared to $1.2 million in 2008; the decrease in real estate owned impairment and expenses was the result of a $1.0 million writedown on the carrying value of two commercial properties in 2008 with no further writedowns in 2009.

These decreases in non-interest expense were offset by an increase in FDIC premiums and regulatory assessments of $343,000, to $516,000 in 2009 from $173,000 in 2008. The increase was the result of a $101,000 FDIC special assessment during 2009 and the overall increase in assessment rates charged by the FDIC.

Income Taxes

A $323,000 income tax expense was recognized in 2009 compared to the income tax benefit of $1.0 million recognized in 2008. The income tax expense was due to the pre-tax loss in 2009 being offset by a deferred tax asset valuation allowance. The Company recognized a deferred tax asset valuation allowance in 2009 due to uncertainty that deferred tax assets may not be fully realized. Factors that the Company considered when recording the valuation allowance included that the Company reported a net loss in the previous three years, FDIC assessments are expected to increase non-interest expense in future periods, and the uncertainty regarding further operating losses as a result of an increase in non-performing assets. If the Company determines that the deferred tax assets will more likely than not be realized in future periods, the Company will make an adjustment to the valuation allowance by reducing the provision for income taxes.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank maintains a liquidity ratio substantially above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $(2.3) million, $(1.2) million, and $1.3 million in 2009, 2008, and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities was $2.1 million, $(8.1) million, and $6.6 million, in 2009, 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $3.3 million, $2.7 million, and $(7.7) million, in 2009, 2008, and 2007, respectively.

At December 31, 2009, the Bank exceeded all of the regulatory requirements to be well capitalized with a Tier 1 (core) capital level of $21.8 million, or 10.1% of adjusted total assets, which is above the required level of $10.8 million, or 5.0%; and total risk-based capital of $22.8 million, or 17.9% of risk-weighted assets, which is above the required level of $12.7 million, or 10.0%.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2009, cash and short-term investments totaled $12.0 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 2009 the Bank had outstanding FHLB advances of $40.0 million and had the capacity available to borrow an additional $10.7 million, if needed.

Critical Accounting Policies

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required using past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans that are not impaired, and is based on historical loss experience adjusted for current factors.

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

Securities Available For Sale: Securities available for sale are carried at the estimated fair value. Unrealized gains and losses on securities available for sale are included as a separate component of stockholders’ equity, net of deferred income taxes. The fair value of certain securities is less than amortized cost. When management believes the decline in fair values below the cost represents an other-than-temporary impairment, the loss is recognized on the income statement.

The fair value of certain equity securities was less than amortized cost during 2009. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, the unrealized losses were deemed to be other-than-temporary, and the losses were recognized through earnings. Unrealized losses on the remaining securities have not been recognized into income because the issuers of these securities are of high credit quality, management does not have the intent to sell these securities and more likely than not the Company will not be required to sell these securities at a loss, and the decline in fair value is largely due to current market conditions.

Real Estate Owned: Real estate acquired through foreclosure and similar proceedings is carried at the lower of cost or fair value at the date of foreclosure less estimated costs to sell. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed. Management is monitoring the values of its real estate owned properties.

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

Commitments

At December 31, 2009, the Bank had outstanding commitments to originate mortgage loans of $1.8 million, as compared to $1.3 million at December 31, 2008. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2009 totaled $62.5 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new funds, which may result in higher levels of interest expense and affect the Company’s level of earnings.

The following tables disclose contractual obligations and commitments of the Company as of December 31, 2009:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Time deposits	$92,500	$62,456	$21,328	$8,716	$—
Securities sold under agreements to repurchase	2,600	—	—	2,600	—
FHLB advances	39,985	3,185	4,000	4,800	28,000

Total contractual cash obligations	$135,085	$65,641	$25,328	$16,116	$28,000

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Loans in process	$2,191	$2,191	$—	$—	$—
Unused lines of credit	4,114	4,114	—	—	—
Loan commitments	1,761	1,761	—	—	—

Total commitments	$8,066	$8,066	$—	$—	$—

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

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2009, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (20)% and would result in a $6.1 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2009 and 2008 assuming an instantaneous and sustained change in market interest rates of 300, 200 and 100, basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2009

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$20,016	$(10,344)	(34)%	9.32%	(384) bp
+200 bp	24,259	(6,101)	(20)	10.99	(216) bp
+100 bp	27,890	(2,471)	(8)	12.33	(82) bp
0 bp	30,360	—	—	13.15	—
-100 bp	30,671	311	1	13.13	(2) bp
-200 bp	N/A	N/A	N/A	N/A	N/A
-300 bp	N/A	N/A	N/A	N/A	N/A

December 31, 2008

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$17,342	$(8,708)	(33)%	8.18%	(326) bp
+200 bp	21,427	(4,623)	(18)	9.83	(161) bp
+100 bp	24,462	(1,588)	(6)	10.96	(48) bp
0 bp	26,051	—	—	11.44	—
-100 bp	25,034	(1,016)	(4)	10.89	(55) bp
-200 bp	N/A	N/A	N/A	N/A	N/A
-300 bp	N/A	N/A	N/A	N/A	N/A

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Park Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Election of Directors–Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Corporate Governance–meetings of the Board of Directors and Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

(b)	Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s definitive proxy statement under the caption “Election of Directors–Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

(c)	The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available at no charge upon written request to the Company’s Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Directors’ Compensation”, “Summary Compensation Table”, “Executive Compensation”, and “Executive Compensation – Compensation Committee Report. “

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required in response to this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Election of Directors – Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2009, relating to equity compensation plans of the Company pursuant to which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved (stock options) by security holders:

1997 Stock Option Plan(1)	28,737	$22.95	—

2003 Incentive Compensation Plan	44,500	4.80	79,320

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	73,237	$11.92	79,320

(1)	The right to grant awards under the plan terminated in February 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the caption “Transactions with Related Persons,” Corporate Governance – Meetings of the Board of Directors and Committees of the Board of Directors” and “Corporate Governance – Director Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption, “Principal Accountant Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1,2	Financial Statements and Schedules

See Index to Financial Information on page F-1.

3	Exhibits

See Exhibit Index on page i, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2010.

PARK BANCORP, INC.

By:	/s/ David A. Remijas
David A. Remijas
Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Remijas	Chairman of the Board, and Chief Executive Officer (principal executive officer)	March 31, 2010
David A. Remijas

/s/ Victor E. Caputo Victor E. Caputo	Treasurer , Chief Financial Officer (principal financial and accounting officer) and Corporate Secretary	March 31, 2010

/s/ Richard J. Remijas, Jr.	President, Chief Operating Officer and Director	March 31, 2010
Richard J. Remijas, Jr.

/s/ Allen H. Koranda	Director	March 31, 2010
Allen H. Koranda

/s/ Robert W. Krug	Director	March 31, 2010
Robert W. Krug

/s/ John J. Murphy	Director	March 31, 2010
John J. Murphy

/s/ Victor H. Reyes	Director	March 31, 2010
Victor H. Reyes

/s/ Paul Shukis	Director	March 31, 2010
Paul Shukis

PARK BANCORP, INC.

Chicago, Illinois

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Oak Brook, Illinois

March 29, 2010

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

(In thousands, except share and per share data)

	2009	2008
ASSETS
Cash and due from banks	$2,867	$3,138
Federal funds sold	4,164	3,244

Interest-bearing deposits with other financial institutions	4,944	2,477
Total cash and cash equivalents	11,975	8,859
Securities available for sale	34,778	43,595
Loans receivable, net of allowance of $2,851 and $775	142,924	138,580
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,445	9,625
Accrued interest receivable	924	1,139
Bank-owned life insurance	8,282	7,975
Real estate owned	1,611	1,874
Other assets	3,251	2,530

Total assets	$218,613	$219,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$6,810	$6,152
Interest-bearing	143,812	131,497

Total deposits	150,622	137,649
Securities sold under repurchase agreements	2,600	3,239
Advances from borrowers for taxes and insurance	1,859	2,051
Federal Home Loan Bank advances	39,985	48,860
Accrued interest payable	190	365
Other liabilities	409	570

Total liabilities	195,665	192,734
Commitments and contingent liabilities (Note 13)	—	—

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued 2,914,028; outstanding 1,192,174	29	29
Additional paid-in capital	32,097	32,118
Retained earnings	21,828	26,103
Treasury stock, 1,721,854 shares, at cost	(31,043)	(31,043)
Unearned ESOP shares	(99)	(205)
Accumulated other comprehensive income (loss)	136	(136)

Total stockholders’ equity	22,948	26,866

Total liabilities and stockholders’ equity	$218,613	$219,600

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008, and 2007

(In thousands, except share and per share data)

	2009	2008	2007
Interest income
Loans receivable	$8,391	$9,128	$9,556
Securities	1,814	2,132	1,999
Interest-bearing deposits with other financial institutions	12	192	435

	10,217	11,452	11,990

Interest expense
Deposits	3,391	4,022	4,476
Federal Home Loan Bank advances and other borrowings	1,799	2,017	1,981

	5,190	6,039	6,457

Net interest income	5,027	5,413	5,533

Provision for loan losses	2,222	184	75

Net interest income after provision for loan losses	2,805	5,229	5,458

Non-interest income
Net gain (loss) on sales of securities	—	(9)	74
Service charge income	242	240	227
Net gain (loss) on sales of real estate owned	—	(3)	162
Earnings on bank-owned life insurance	307	296	286
Other operating income	69	39	44

	618	563	793

Non-interest expense
Compensation and benefits	3,360	3,295	3,255
Occupancy and equipment	945	941	782
Deposit insurance premiums and regulatory assessments	516	173	188
Data processing services	249	245	227
Advertising	150	190	69
Professional fees	368	439	302
Low income housing investment (gains) losses	(36)	(6)	80
Real estate owned impairment and expenses	528	1,233	816
Loss on equity securities impairment	268	1,712	168
Other operating expenses	1,027	963	715

	7,375	9,185	6,602

Loss before income taxes	(3,952)	(3,393)	(351)

Income tax expense (benefit)	323	(1,026)	(234)

Net loss	$(4,275)	$(2,367)	$(117)

Basic earnings per share	$(3.63)	$(2.02)	$(0.10)
Diluted earnings per share	$(3.63)	$(2.02)	$(0.10)

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2008, and 2007

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (loss)
Balance at January 1, 2007	$28	$29,033	$29,898	$(29,056)	$(436)	$(347)	$29,120

Comprehensive income
Net loss	—	—	(117)	—	—	—		$(117)
Change in fair value of securities available for sale, net	—	—	—	—	—		489	489

Total comprehensive income						489		$372

Cash dividends declared ($0.72 per share)	—	—	(843)	—	—	—	(843)

Stock-based compensation	—	24	—	—	—	—	24

Purchase of 46,299 shares of treasury stock	—	—	—	(1,504)	—	—	(1,504)

Exercise of 145,519 stock options, including tax benefits	1	2,748	—	—	—	—	2,749

ESOP shares earned	—	240	—	—	119	—	359

Balance at December 31, 2007	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277

(Continued)

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2008, and 2007

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (loss)
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277

Comprehensive income (loss)
Net loss	—	—	(2,367)	—	—	—	(2,367)	$(2,367)
Change in fair value of securities available for sale, net	—	—	—	—	—	(278)	(278)	(278)

Total comprehensive income (loss)								$(2,645)

Cash dividends declared ($0.40 per share)	—	—	(468)	—	—	—	(468)

Purchase of 21,805 shares of treasury stock	—	—	—	(483)	—	—	(483)

ESOP shares earned	—	73	—	—	112	—	185

Balance at December 31, 2008	29	32,118	26,103	(31,043)	(205)	(136)	26,866

Comprehensive income (loss)
Net loss	—	—	(4,275)	—	—	—	(4,275)	$(4,275)
Change in fair value of securities available for sale, net	—	—	—	—	—	272	272	272

Total comprehensive income (loss)								$(4,003)

Stock-based compensation	—	23	—	—	—	—	23

ESOP shares earned	—	(44)	—	—	106	—	62

Balance at December 31, 2009	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net loss	$(4,275)	$(2,367)	$(117)
Adjustments to reconcile net loss to net cash from operating activities
Net premium amortization on securities	24	54	19
Dividend reinvestments	—	(139)	(317)
Net (gain) loss on sales of securities	—	9	(74)
Loss on equity securities impairment	268	1,712	168
Real estate owned impairment	291	1,014	305
Net (gain) loss on sales of real estate owned	—	3	(162)
Earnings on bank-owned life insurance	(307)	(296)	(286)
Provision for loan losses	2,222	184	75
Depreciation	459	439	331
Deferred loan fees	(65)	(55)	(98)
ESOP expense	62	185	359
Stock-based compensation expense	23	—	24
Net change in accrued interest receivable	215	(254)	102
Net change in other assets	(860)	(1,016)	1,130
Net change in accrued interest payable	(175)	(120)	32
Net change in other liabilities	(161)	(539)	(240)

Net cash from operating activities	(2,279)	(1,186)	1,251

Cash flows from investing activities
Net change in loans	(6,661)	6,599	175
Maturities, paydowns and calls of securities available for sale	28,383	18,083	18,790
Purchases of securities available for sale	(19,447)	(30,317)	(11,881)
Proceeds form sales of securities available for sale	—	364	272
Expenditures for premises and equipment	(279)	(3,081)	(2,429)
Proceeds from sales of real estate owned	132	287	1,656

Net cash from investing activities	2,128	(8,065)	6,583

(Continued)

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007
Cash flows from financing activities
Net change in deposits	$12,973	$675	$(5,954)
Net change in securities sold under repurchase agreements	(639)	5	7
Net change in advances from borrowers for taxes and insurance	(192)	217	(270)
Stock options exercised	—	—	2,749
Dividends paid to stockholders	—	(468)	(843)
Purchases of treasury stock	—	(483)	(1,504)
FHLB advances	4,800	12,000	13,391
Repayment of FHLB advances	(13,675)	(9,279)	(14,460)
Change in other borrowings	—	—	(800)

Net cash from financing activities	3,267	2,667	(7,684)

Net change in cash and cash equivalents	3,116	(6,584)	150

Cash and cash equivalents at beginning of year	8,859	15,443	15,293

Cash and cash equivalents at end of year	$11,975	$8,859	$15,443

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$5,365	$6,159	$6,425
Non-cash activity
Loans transferred to real estate owned	160	729	1,987

See accompanying notes.

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), an inactive entity, which conducts real estate development activities. The Bank has two inactive wholly owned subsidiaries: GPS Corporation, which conducts limited insurance activities, and GPS Development Corp. (“GPS”), which conducts real estate development activities. All significant intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of assets and liabilities, prepayment of mortgage-backed securities, and realization of deferred tax assets are particularly subject to change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans that are not impaired, and is based on historical loss experience adjusted for current factors.

Impaired Loans: A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured by the fair value method on a loan-by-loan basis except for smaller balance homogeneous loans which are collectively evaluated for impairment.

When a loan is identified as impaired, we measure the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the source of repayment for the loan is the operation or liquidation of the collateral. In these cases we use an observable market price or current fair value of the collateral, less selling costs.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize impairment through an allowance allocation or a charge-off to the allowance.

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

Real Estate Owned: Real estate acquired through foreclosure and similar proceedings is carried at the lower of cost or fair value at the date of foreclosure less estimated costs to sell. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FDIC Insurance: In 2009, the Company prepaid the estimated FDIC insurance premiums that will be assessed in 2010, 2011, and 2012. The prepaid FDIC insurance premiums are included in “other assets” on the consolidated statement of financial condition. The prepaid FDIC insurance premium was $1,194,000 as of December 31, 2009.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. Penalties and interest related to tax matters were insignificant in 2009 and 2008.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Stock Compensation: Compensation cost is recognized for stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings Per Share: Basic earnings per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, and unvested restricted stock awards that are considered participating securities. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current year presentation.

Adoption of New Accounting Standards: In February 2008, the FASB issued guidance that delayed the effective date of fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Except for additional disclosures in the notes to the financial statements, adoption of this guidance did not impact the Company.

In June 2008, the FASB issued guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of this guidance in 2009, the Company began including unvested restricted stock award shares in the computation of basic EPS. There were no restricted stock awards outstanding in the previous periods presented.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements. All OTTI recognized is on equity securities.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which is applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Government sponsored enterprises	$16,981	$33	$(252)	$16,762
Corporate	5,010	97	(12)	5,095
Municipal	502	10	—	512
Equity	4,493	179	—	4,672
Mortgage-backed residential	7,585	152	—	7,737

	$34,571	$471	$(264)	$34,778

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Government sponsored enterprises	$25,091	$240	$(5)	$25,326
Corporate	4,089	—	(273)	3,816
Equity	4,762	—	—	4,762
Mortgage-backed residential	9,858	9	(176)	9,691

	$43,800	$249	$(454)	$43,595

Securities with unrealized losses at year-end 2009 and 2008 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009
Government sponsored enterprises	$13,748	$(252)	$—	$—	$13,748	$(252)
Corporate	—	—	991	(12)	991	(12)

Total temporarily impaired	$13,748	$(252)	$991	$(12)	$14,739	$(264)

December 31, 2008
Government sponsored enterprises	$990	$(5)	$—	$—	$990	$(5)
Corporate	3,816	(273)	—	—	3,816	(273)
Mortgage-backed residential	4,099	(69)	4,029	(107)	8,128	(176)

Total temporarily impaired	$8,905	$(347)	$4,029	$(107)	$12,934	$(454)

The Company recognized impairment losses of $178,000 and $1.5 million for the years ended December 31, 2009 and 2008, respectively related to its investment in a mutual fund. Also, the Company recognized impairment losses of $90,000 and $211,000 for the years ended December 31, 2009 and 2008, respectively on financial institution equity securities. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, the unrealized losses were deemed to be other-than-temporary, and the losses were recognized through earnings. The fair value of the mutual fund investment and financial institution equity security with prior impairment losses is $4,647,000 and $25,000, respectively, as of December 31, 2009. The mutual fund investment has an unrealized gain of $179,000, and the financial institution equity security has no unrealized gain or loss, as of December 31, 2009.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on the above remaining securities have not been recognized into income because the issuers of these securities are of high credit quality, management does not have the intent to sell these securities and more likely than not the Company will not be required to sell these securities at a loss, and the decline in fair value is largely due to current market conditions. The $252,000 unrealized loss on government sponsored enterprise debt securities represents 1.8% of the amortized cost. The securities have been at an unrealized loss position for less than twelve months. The Company’s management believes that the fair value of the remaining securities will recover in the future as the securities approach maturity and as current market conditions improve.

Contractual maturities of securities at December 31, 2009 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,004	$1,006
Due one to five years	5,006	5,081
Due five years to ten years	6,503	6,507
Due after ten years	9,980	9,775

	22,493	22,369
Equity	4,493	4,672
Mortgage-backed residential	7,585	7,737

	$34,571	$34,778

Securities with a carrying value of $9.0 million and $9.1 million at December 31, 2009 and 2008, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2009	2008	2007
Proceeds from sales	$—	$364	$272
Gross realized gains	—	5	74
Gross realized losses	—	(14)	—

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans to and obtains deposits from customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at year end:

	2009	2008
Mortgage loans
Principal balances
One-to-four-family residential	$96,677	$92,829
Multi-family residential	17,832	19,338
Commercial, construction, and land	19,631	18,907

	134,140	131,074
Undisbursed portion of loans	(2,191)	(1,287)
Net deferred loan origination fees	(155)	(220)

Total mortgage loans	131,794	129,564
Consumer loans	6,204	4,738
Participations and loans purchased	7,777	5,050
Allowance for loan losses	(2,851)	(775)

	$142,924	$138,580

A summary of activity in the allowance for loan losses follows:

	2009	2008	2007
Beginning balance	$775	$640	$637
Provision for loan losses	2,222	184	75
Recoveries	—	1	—
Loans charged off	(146)	(50)	(72)

Ending balance	$2,851	$775	$640

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

The Company had no impaired loans that were individually evaluated for allowance for loan loss allocations at December 31, 2008. Impaired loans individually evaluated for allowance for loan loss allocations at December 31, 2009 were as follows:

Year-end loans with no allocated allowance for loan losses	$4,491
Year-end loans with allocated allowance for loan losses	5,422

Total	$9,913

Amount of the allowance for loan losses allocated to impaired loans	$1,896
Average of impaired loans during the year	4,107

Interest income recognized on impaired loans was insignificant during 2009.

There was $725,000 of loans with terms that were modified in troubled debt restructurings, with allocated allowance for loan losses of $89,000 as of December 31, 2009 included in impaired loans above. The Company has not committed additional funds to customers whose loans are classified as troubled debt restructurings.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually classified as impaired. Nonperforming loans were as follows:

	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	11,328	780

Loans to executive officers, directors, and their related companies and individuals totaled approximately $716,000 and $637,000 at December 31, 2009 and December 31, 2008, respectively.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2009	2008
Cost
Land	$1,891	$1,891
Buildings and improvements	8,643	8,670
Furniture and fixtures	2,001	1,695

Total cost	12,535	12,256
Less accumulated depreciation	(3,090)	(2,631)

	$9,445	$9,625

NOTE 5 - REAL ESTATE OWNED

Real estate owned activity was as follows:

	2009	2008
Beginning of year	$1,874	$2,449
Transferred from loans	160	729
Sales	(132)	(290)
Write-downs	(291)	(1,014)

End of year	$1,611	$1,874

Operating expenses related to real estate owned was $237,000 and $219,000 during 2009 and 2008.

NOTE 6 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $33,704,000 at December 31, 2009 and $24,852,000 at December 31, 2008.

At December 31, 2009, scheduled maturities of certificates of deposit are as follows:

2010	$62,456
2011	19,015
2012	2,313
2013	2,220
2014	6,496

$92,500

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the FHLB were as follows:

	2009	2008
Maturities February 2010 through October 2018, at fixed rates from 2.58% to 4.88%	$39,985	$48,860

Average interest rate	3.76%	3.79%

The Company may incur a penalty if the advances are repaid prior to their maturity dates. Advances totaling $28.0 million are callable quarterly in whole or in part by the FHLB.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, fully disbursed, whole first mortgages on improved residential property not more than 90 days delinquent, aggregating no less than 133% of the outstanding advances from the FHLB.

Maturities are as follows:

2010	$3,185
2011	4,000
2013	4,800
Thereafter	28,000

$39,985

NOTE 8 - EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $81,000, $71,000, and $74,000, for 2009, 2008, and 2007, respectively.

Supplemental Executive Retirement Plan

The Bank maintained a non-qualified supplemental executive retirement plan (“SERP”) covering certain officers and highly compensated employees. There was no SERP expense in 2009, 2008, or 2007 because the plan was frozen as of January 1, 2006. In 2008, the Board of Directors approved the SERP to be terminated. As a result of the plan termination, $451,000 of the accrued benefit was paid in 2008. The remaining $78,000 accrued benefit was paid in 2009.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

During 2009, 2008, and 2007, 10,561, 11,230, and 11,898, shares of stock, with an average fair value of $5.82, $16.53, and $30.26, per share were committed to be released, resulting in ESOP compensation expense of $62,000, $185,000, and $359,000, respectively. There was no increase in ESOP shares as of December 31, 2009 and an increase of 3,377 shares as of December 31, 2008 as a result of shares being purchased with dividends received on allocated shares during 2008. ESOP shares were reduced by 27,016, and 2,265 as of December 31, 2009 and 2008, respectively, because of terminations. Shares held by the ESOP at December 31, 2009 and 2008 are as follows:

	2009	2008
Allocated shares	159,576	176,031
Unallocated shares	9,892	20,453

Total ESOP shares	169,468	196,484

Fair value of unallocated shares	$32	$92

Stock Option Plans

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. At December 31, 2009, there were no stock options available to be issued under the 1997 Plan.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

As of December 31, 2009, there were 79,320 shares available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2009	2008	2007
Risk-free interest rate	2.85%	3.37%	—%
Expected term	7 years	7 years	—
Expected stock price volatility	87%	16%	—
Dividend yield	—%	3.27%	—%

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the activity in the stock option plan for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	49,057	$20.04

Granted	43,000	4.20
Exercised	—	—
Expired	(18,820)	15.44

Outstanding and expected to vest at year end	73,237	$11.92	7.2	$—

Options exercisable at year end	28,737	$22.95	3.0	$—

Information related to the stock option plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$—	$—	$2,545
Cash received from option exercises	—	—	2,334
Tax benefit realized from option exercises	—	—	415
Weighted average fair value of options granted	3.24	2.99	—

As of December 31, 2009, there was $130,000 of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares will vest each year. The fair value of the stock award at the grant date was $28,000, which is being amortized over the five year vesting period. Amortization expense was $9,000 in 2009. In 2009, no shares vested, thus 5,000 shares are nonvested at year-end.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2009, 2008, and 2007. Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. Due to the Company’s net loss in 2009, 2008, and 2007, all stock options were excluded from the computation of diluted loss per share.

	2009	2008	2007
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(4,275)	$(2,367)	$(117)
Weighted average common shares outstanding	1,179,229	1,172,311	1,181,466

Basic earnings (loss) per share	$(3.63)	$(2.02)	$(0.10)

Diluted earnings (loss) per share
Net income (loss) available to common stockholders	$(4,275)	$(2,367)	$(117)
Weighted average common shares outstanding	1,179,229	1,172,311	1,181,466
Dilutive effect of stock options	—	—	—

Average common shares and dilutive potential common shares	1,179,229	1,172,311	1,181,466

Diluted earnings (loss) per share	$(3.63)	$(2.02)	$(0.10)

NOTE 10 - REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Bank met all minimum capital adequacy requirements to which it is subject.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

At year end, the Bank’s actual capital levels and minimum required levels were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk-weighted assets)	$22,799	17.9%	$10,196	8.0%	$12,744	10.0%
Tier 1 (core) capital (to risk weighted assets)	21,844	17.1	5,098	4.0	7,647	6.0
Tier 1 (core) capital (to adjusted total assets)	21,844	10.1	8,674	4.0	10,843	5.0

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk-weighted assets)	$26,326	19.6%	$10,745	8.0%	$13,432	10.0%
Tier 1 (core) capital (to risk-weighted assets)	25,551	19.0	5,379	4.0	8,069	6.0
Tier 1 (core) capital (to adjusted total assets)	25,551	11.7	8,735	4.0	10,919	5.0

The Bank at December 31, 2009 and 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Federal regulations require the Qualified Thrift Lender (“QTL”) test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and FHLB advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

In July 2008, the Bank received notice from the OTS supplementing the February 2007 Agreement. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. The Bank received approval from the OTS for a $1.0 million dividend from the Bank to the Holding Company in 2008. No such dividends were made during 2009.

The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

NOTE 12 - INCOME TAXES

Income tax (benefit) expense consists of the following:

	2009	2008	2007
Current expense (benefit)	$(1,015)	$—	$90
Deferred expense (benefit)	(563)	(1,365)	(324)
Valuation allowance	1,901	339	—

Income tax expense (benefit)	$323	$(1,026)	$(234)

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2009, 2008, or 2007. The state of Illinois does not tax interest earned on such securities.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax computed at the statutory rate	$(1,344)	(34.0)%	$(1,153)	(34.0)%	$(119)	34.0%
ESOP expense	21	0.5	20	0.6	82	23.3
Bank-owned life insurance	(104)	(2.6)	(101)	(3.0)	(97)	(27.6)
Low income housing credits	(117)	(3.0)	(117)	(3.5)	(117)	(33.3)
Valuation allowance	1,901	48.1	339	10.0	—	—
Other items, net	(34)	(0.9)	(14)	(0.4)	17	4.8

	$323	8.1%	$(1,026)	(30.2)%	$(234)	(70.0)%

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income, which differed from the provision charged to income. The amount of deferred tax liabilities not recorded approximates $1,121,000, and would be recorded if this deduction is reversed.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2009	2008
Deferred loan fees	$53	$75
ESOP and Supplemental Retirement Plan expense	14	58
Unrealized loss on securities available for sale	—	69
Bad debt deduction	970	264
Loss on security impairment	730	639
Write-down of REO property	525	448
Low income housing and other tax credits	468	405
Net operating loss carryforward	—	351
Other	55	—

Total deferred tax assets	2,815	2,309

Unrealized gain on securities available for sale	(70)	—
FHLB stock dividends	(333)	(333)
Depreciation	(172)	(135)
Other	—	(25)

Total deferred tax liabilities	(575)	(493)
Valuation allowance	(2,240)	(339)

Net deferred tax asset	$—	$1,477

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

Realization of deferred tax assets is dependent upon generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including tax planning strategies, during the periods in which those temporary differences become deductible. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year end 2009 and 2008.

Current taxes receivable, included in other assets on the consolidated balance sheet, totaled approximately $1,282,000 and $267,000 at December 31, 2009 and 2008. The current receivable represents recoverable federal income taxes from net operating loss carrybacks.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2006.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 13 - COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at year end is summarized as follows:

	2009	2008
Commitments to make loans:
Fixed	$1,540	$1,253
Adjustable	221	—
Unused lines of credit	4,114	4,987
Letters of credit	20	201
Loans in process	2,191	1,287

The fixed rate loan commitments at December 31, 2009 have terms of up to 60 days and rates in the range of 4.875% to 8.0%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

NOTE 14 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale at December 31, 2009
Government sponsored enterprises	$16,762	$—	$16,762	$—
Corporate	5,095	—	5,095	—
Municipal	512	—	512	—
Equity	4,672	4,647	25	—
Mortgage-backed residential	7,737	—	7,737	—

	$34,778	$4,647	$30,131	$—

Securities available for sale at December 31, 2008
Government sponsored enterprises	$25,326	$—	$25,326	$—
Corporate	3,816	—	3,816	—
Municipal	—	—	—	—
Equity	4,762	4,647	115	—
Mortgage-backed residential	9,691	—	9,691	—

	$43,595	$4,647	$38,948	$—

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 14 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Impaired loans, net	$3,526	$—	$—	$3,526
Real estate owned	1,611	—	—	1,611

December 31, 2008
Real estate owned	$1,874	$—	$—	$1,874

Impaired loans, which are measured primarily for impairment using the fair value of collateral or the present value of future cash flows, were $9,913,000 at December 31, 2009. These loans had a specific allowance allocation of $1,896,000 at December 31, 2009. Impaired loans totaling $5,422,000 at December 31, 2009 were carried at fair value as a result of the aforementioned specific allowance allocation at year-end. The remaining $4,491,000 of impaired loans were carried at cost at December 31, 2009, as the fair value of the collateral exceeded the cost basis of each respective loan. Changes in specific allowance allocations during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in an additional provision for loan losses of $1,896,000.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 14 - FAIR VALUE (Continued)

Other real estate owned carried at fair value was $1,611,000 at December 31, 2009. Declines in the value of other real estate owned that is carried at fair value at December 31, 2009 resulted in a write-down of $256,000 during 2009.

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$11,975	$11,975	$8,859	$8,859
Securities available for sale	34,778	34,778	43,595	43,595
Loans receivable, net	142,924	144,831	138,580	140,240
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	924	924	1,139	1,139

Financial liabilities
Deposits with no fixed maturity dates	$(58,122)	$(58,122)	$(50,195)	$(50,195)
Deposits with fixed maturity dates	(92,500)	(93,487)	(87,454)	(87,753)
Securities sold under repurchase agreements	(2,600)	(2,600)	(3,239)	(3,239)
Advances from borrowers for taxes and insurance	(1,859)	(1,859)	(2,051)	(2,051)
FHLB advances	(39,985)	(42,855)	(48,860)	(54,265)
Accrued interest payable	(190)	(190)	(365)	(365)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, short-term securities sold under agreements to repurchase, advance payments from borrowers, and variable rate loans or deposits that reprice frequently and fully. The fair value of securities available for sale is based on the methods described previously in this note. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of FHLB advances is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items, based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2009	2008	2007
Unrealized holding gains (losses) on securities available for sale	$144	$(2,142)	$648
Less reclassification adjustments for gains (losses) recorded in income	(268)	(1,721)	(94)

Net unrealized gains (losses)	412	(421)	742
Tax effect	(140)	143	(253)

Other comprehensive income (loss)	$272	$(278)	$489

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/08	Current Period Change	Balance at 12/31/09
Unrealized gains (losses) on securities available for sale	$(136)	$272	$136

Total	$(136)	$272	$136

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of operations, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents	$431	$633
Securities available for sale	25	115
ESOP loan	142	283
Investment in bank subsidiary	21,980	25,414
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	382	449

Total assets	$22,961	$26,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$13	$29
Stockholders’ equity	22,948	26,866

Total liabilities and stockholders’ equity	$22,961	$26,895

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Operating income
Dividends from subsidiaries	$—	$1,000	$—
Gains on sales of securities	—	5	74
Interest income
Securities (including dividends)	6	16	27
Loans	—	—	52
ESOP loan	20	31	41
Interest-bearing deposits	—	—	21

Total operating income	26	1,052	215

Operating expenses
Interest on borrowings	—	10	4
Loss on security impairment	90	211	—
Other expenses	353	369	298

Total operating expenses	443	590	302

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(417)	462	(87)

Income tax expense (benefit)	68	(183)	(34)

Income (loss) before equity in undistributed earnings of subsidiaries	(485)	645	(53)

Dividends in excess of subsidiary earnings	(3,790)	(3,012)	(64)

Net loss	$(4,275)	$(2,367)	$(117)

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash flows from operating activities
Net loss	$(4,275)	$(2,367)	$(117)
Adjustments to reconcile net loss to net cash from operating activities
Gain on sale of securities available for sale	—	(5)	(74)
Loss on security impairment	90	211	—
Dividends in excess of subsidiary earnings	3,790	3,012	64
Change in
Other assets	68	7	(394)
Other liabilities	(16)	13	(39)

Net cash from operating activities	(343)	871	(560)

Cash flows from investing activities
Sale of securities available for sale	—	114	272
Net change in loans receivable	—	—	914
Payment received on ESOP loan	141	141	142

Net cash from investing activities	141	255	1,328

Cash flows from financing activities
Other borrowings	—	500	—
Repayment of other borrowings	—	(500)	(800)
Stock options exercised	—	—	2,749
Purchase of treasury stock	—	(483)	(1,504)
Dividends paid to stockholders	—	(468)	(843)

Net cash from financing activities	—	(951)	(398)

Net change in cash and cash equivalents	(202)	175	370

Cash and cash equivalents at beginning of year	633	458	88

Cash and cash equivalents at end of year	$431	$633	$458

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Table amounts in thousands, except share and per share data)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income (Loss)	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2009
First quarter	$2,697	$1,318	$(563)	$(.48)	$(.48)
Second quarter	2,640	1,281	(585)	(.50)	(.50)
Third quarter	2,417	1,143	(540)	(.46)	(.46)
Fourth quarter (1)	2,464	1,286	(2,587)	(2.19)	(2.19)

2008
First quarter	$2,870	$1,248	$(37)	$(0.03)	$(0.03)
Second quarter (2)	2,833	1,302	(359)	(0.31)	(0.31)
Third quarter (3)	2,903	1,414	(834)	(0.71)	(0.71)
Fourth quarter (4)	2,846	1,449	(1,137)	(0.97)	(0.97)

(1)	The net loss increased in the fourth quarter due to a $1.9 million provision for loan losses. The provision for loan losses is due to an increase in impaired loans in the process of foreclosure, of which the loan balance exceeds the estimated fair value of the collateral, less costs to sell.
(2)	The net loss increased in the second quarter due to an other-than-temporary loss of $476 on the Company’s mutual fund investment.
(3)	The net loss increased in the third quarter due to a $417 decline in the estimated value of the Company’s other real estate owned. The other-than-temporary loss of the Company’s mutual fund investment in the third quarter was similar to the loss in the second quarter.
(4)	The net loss increased in the fourth quarter due to a $597 further decline in the estimated value of the Company’s other real estate owned. The other-than-temporary loss of the Company’s mutual fund investment in the fourth quarter was similar to the losses in the second and third quarter.

PARK BANCORP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Park Bancorp, Inc.

Form 10-K for Fiscal Year Ended

December 31, 2009

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

i