Form 10-Q
period 2010-03-31
PARK BANCORP INC
filed 2010-05-17
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010, the Registrant had outstanding 1,192,174 shares of common stock.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements unless required to do so under the federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$2,576	$2,867
Federal funds sold	5,038	4,164
Interest-bearing deposits with other financial institutions	1,482	4,944

Total cash and cash equivalents	9,096	11,975

Securities available for sale	33,377	34,778
Loans receivable, net of allowance of $3,135 and $2,851	142,037	142,924
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,332	9,445
Accrued interest receivable	877	924
Bank-owned life insurance	8,359	8,282
Real estate owned	2,006	1,611
Other assets	2,456	3,251

Total assets	$212,963	$218,613

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$6,360	$6,810
Interest bearing deposits	138,686	143,812

Total deposits	145,046	150,622

Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	1,163	1,859
Federal Home Loan Bank advances	40,870	39,985
Accrued interest payable	173	190
Other liabilities	508	409

Total liabilities	190,360	195,665

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued; 1,192,174 shares outstanding	29	29
Additional paid-in capital	32,103	32,097
Retained earnings	21,173	21,828
Treasury stock, 1,721,854 shares, at cost	(31,043)	(31,043)
Unearned ESOP shares	(74)	(99)
Accumulated other comprehensive income	415	136

Total stockholders’ equity	22,603	22,948

Total liabilities and stockholders’ equity	$212,963	$218,613

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans receivable	$2,141	$2,136
Securities	315	559
Interest-bearing deposits with other financial institutions	3	2

Total	2,459	2,697

Interest expense
Deposits	596	896
Federal Home Loan Bank advances and other borrowings	396	483

Total	992	1,379

Net interest income	1,467	1,318

Provision for loan losses	444	30

Net interest income after provision for loan losses	1,023	1,288

Noninterest income
Service fee income	51	58
Earnings on bank-owned life insurance	77	74
Other operating income	9	8

Total noninterest income	137	140

Noninterest expense
Compensation and benefits	835	848
Occupancy and equipment expense	271	229
Professional fees	97	107
Loss on impairment of equity securities	—	178
Real estate owned impairment and expenses	121	263
Federal deposit insurance expenses	89	18
Other operating expenses	402	415

Total noninterest expense	1,815	2,058

Loss before income taxes	(655)	(630)
Income tax benefit	—	(67)

Net loss	$(655)	$(563)

Basic loss per share	$(.55)	$(.48)
Diluted loss per share	$(.55)	$(.48)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(655)	$(563)
Adjustments to reconcile net loss to net cash from operating activities
Net premium amortization on securities	5	18
Loss on security impairment	—	178
Write-down of REO property	27	251
Earnings on bank-owned life insurance, net	(77)	(74)
Provision for loan losses	444	30
Depreciation	122	108
Stock based compensation	17	—
ESOP compensation expense	14	12
Net change in:
Accrued interest receivable	47	(18)
Accrued interest payable	(17)	(83)
Other assets	795	(41)
Other liabilities	99	(85)

Net cash - operating activities	821	(267)

Cash Flows From Investing Activities
Net change in loans	21	(70)
Purchase of securities available for sale	(1,000)	(9,000)
Maturities, paydowns, and calls of securities available for sale	2,675	5,892
Purchase of premises and equipment	(9)	(16)

Net cash - investing activities	1,687	(3,194)

Cash Flows From Financing Activities
Net change in deposits	(5,576)	10,742
Net change in advances from borrowers for taxes and insurance	(696)	(451)
Federal Home Loan Bank advances	1,500	—
Repayments of Federal Home Loan Bank advances	(615)	(878)

Net cash - financing activities	(5,387)	9,413

Net change in cash and cash equivalents	(2,879)	5,952
Cash and cash equivalents at beginning of period	11,975	8,859

Cash and cash equivalents at end of period	$9,096	$14,811

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,009	$1,462
Non-cash activity
Loans transferred to real estate owned	$422	$5

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2010 and 2009

(In thousands of dollars, except share data)

(Unaudited)

2009	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2009	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866
Net loss	—	—	(563)	—	—	—	(563)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	14	14

Total comprehensive (loss)							(549)
ESOP shares earned	—	(15)	—	—	27	—	12

Balance at March 31, 2009	$29	$32,103	$25,540	$(31,043)	$(178)	$(122)	$26,329

2010	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948
Net loss	—	—	(655)	—	—	—	(655)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	279	279

Total comprehensive (loss)							(376)
Stock based compensation	—	17	—	—	—	—	17
ESOP shares earned	—	(11)	—	—	25	—	14

Balance at March 31, 2010	$29	$32,103	$21,173	$(31,043)	$(74)	$415	$22,603

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”) an inactive entity, and the Bank’s subsidiaries, GPS Corporation which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2009 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2010. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of financial instruments, the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans and the realization of deferred tax assets. All financial information in the following tables are displayed in thousands (000s), except per share data.

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

In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of level one and two are required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard did not have a material impact on the Company’s financial statements. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

Note 2 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three month periods ended March 31, 2010 and 2009. Due to the Company’s net loss in 2010 and 2009, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Basic loss per share
Net loss as reported	$(655)	$(563)
Weighted average common shares outstanding	1,187,309	1,171,752

Basic loss per share	$(.55)	$(.48)

Diluted loss per share
Net loss as reported	$(655)	$(563)
Weighted average common shares outstanding	1,187,309	1,171,752
Dilutive effect of stock options	—	—

Average common shares and dilutive potential common shares	1,187,309	1,171,752

Diluted loss per share	$(.55)	$(.48)

Note 3 - Securities Available For Sale

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Government sponsored enterprises	$16,647	$78	$(58)	$16,667
Municipal	502	19	—	521
Corporate	4,006	119	(17)	4,108
Equity	4,493	183	—	4,676
Mortgage-backed-residential	7,242	163	—	7,405

	$32,890	$562	$(75)	$33,377

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Government sponsored enterprises	$16,981	$33	$(252)	$16,762
Corporate	5,010	97	(12)	5,095
Municipal	502	10	—	512
Equity	4,493	179	—	4,672
Mortgage-backed-residential	7,585	152	—	7,737

	$34,571	$471	$(264)	$34,778

Securities with unrealized losses at March 31, 2010 and December 31, 2009 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2010
Government sponsored enterprises	$4,619	$(48)	$1,989	$(10)	$6,608	$(58)
Corporate	—	—	985	(17)	985	(17)

Total temporarily impaired	$4,619	$(48)	$2,974	$(27)	$7,593	$(75)

December 31, 2009
Government sponsored enterprises	$13,748	$(252)	$—	$—	$13,748	$(252)
Corporate	—	—	991	(12)	991	(12)

Total temporarily impaired	$13,748	$(252)	$991	$(12)	$14,739	$(264)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, our intent to not sell securities with an unrealized loss or be required to sell securities with an unrealized loss, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written to fair value, with the write-down recorded as a realized loss in “loss on impairment of securities”. The analysis for the quarters ended March 31, 2010 and 2009 resulted in $0 and $178,000 in additional impairment charges. The impairment charge in 2009 was related to our investment in a mutual fund which since that time has increased in value by $185,000, which is included in other comprehensive income, since a write up in value through earnings is not permitted under accounting standards.

Contractual maturities of securities at March 31, 2010 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,011	$1,048
Due one to five years	3,994	4,058
Due five years to ten years	6,169	6,223
Due after ten years	9,981	9,967

	21,155	21,296

Equity	4,493	4,676
Mortgage-backed-residential	7,242	7,405

	$32,890	$33,377

Securities with a carrying value of $8.7 million and $9.0 million at March 31, 2010 and December 31, 2009 were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

There were no security sales for the three months ended March 31, 2010 or 2009.

Note 4 - Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	March 31, 2010	December 31, 2009
One-to-four-family residential	$97,440	$96,677
Multi-family residential	17,813	17,832
Commercial, construction, and land	19,330	19,631
Consumer loans	5,740	6,204
Participations and loans purchased	7,003	7,777

Total loans, gross	147,326	148,121
Undisbursed portion of loans	(1,990)	(2,191)
Net deferred loan origination fees	(164)	(155)
Allowance for loan losses	(3,135)	(2,851)

Total loans, net	$142,037	$142,924

A summary of activity in the allowance for loan losses follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$2,851	$775
Provision for loan losses	444	30
Recoveries	—	—
Loans charged off	(160)	(19)

Ending balance	$3,135	$786

Impaired loans, including troubled debt restructurings, were $10.2 million and $ 9.9 million as of March 31, 2010 and December 31, 2009, respectively. The allocated allowance for impaired loans was $2.0 million and $1.9 million as of March 31, 2010 and December 31, 2009, respectively.

There was $1.0 million and $725,000 of loans with terms that were modified in troubled debt restructurings, with allocated allowance for loan losses of $122,000 and $89,000, respectively as of March 31, 2010 and December 31, 2009 included in impaired loans above. The Company has not committed additional funds to customers whose loans are classified as troubled debt restructurings.

Non-performing loans were as follows:

	March 31, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	11,160	11,328

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually classified as impaired.

Note 5 - Income Taxes

Realization of deferred tax assets is dependent upon generating sufficient future taxable income to utilize the deferred tax assets, and for net operating losses or other tax credits, prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization was recorded in 2009. In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the Company’s ability to carry-back losses to prior years and other tax planning strategies that, if needed, would enable the Company to realize deferred tax assets associated with capital loss carryforwards. Negative evidence includes the cumulative losses in the current year and the immediately preceding fiscal year, the generally downward economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

During the three months ended March 31, 2010, the Company continued to recognize a full valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

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

Note 6 - Employee Benefit Plans

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2.2 million from the Company in 1996 and used those funds to acquire 216,099 shares of the Company’s stock at $10 per share.

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

	March 31, 2010	December 31, 2009
Allocated shares	162,049	159,576
Unallocated shares	7,419	9,892

Total ESOP shares	169,468	169,468

Fair value of unallocated shares	$42	$32

Stock Option Plans

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

As of March 31, 2010 and December 31, 2009 there were 79,320 shares available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	73,237	$11.92

Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding and expected to vest at December 31, 2010	73,237	$11.92	7.0	$—

Options exercisable at March 31, 2010	28,737	$22.95	2.8	$—

As of March 31, 2010 and December 31, 2009, there was $113,000 and $130,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares will vest each year. The fair value of the stock award at the grant date was $28,000 which is being amortized over the five year vesting period. Amortization expense was $3,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. No shares vested, thus 5,000 shares are nonvested at March 31, 2010.

Note 7 - Fair Value of Assets and Liabilities

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

Assets Measured on a Recurring Basis

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

March 31, 2010
Government sponsored enterprises	$16,667	$—	$16,667	$—
Municipal	521	—	521	—
Corporate	4,108	—	4,108	—
Equity	4,676	4,654	22	—
Mortgage-backed residential	7,405	—	7,405	—

	$33,377	$4,654	$28,723	$—

December 31, 2009
Government sponsored enterprises	$16,762	$—	$16,762	$—
Municipal	512	—	512	—
Corporate	5,095	—	5,095	—
Equity	4,672	4,647	25	—
Mortgage-backed residential	7,737	—	7,737	—

	$34,778	$4,647	$30,131	$—

The Company’s mutual fund investment, classified as an equity security, is determined using Level 1 inputs. All other equity securities and the other segments of the securities portfolio are determined using Level 2 inputs.

Assets Measured on a Non-Recurring Basis

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

Assets measured at fair value on a non-recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

March 31, 2010
Impaired loans, net	$3,728	$—	$—	$3,728
Real estate owned	2,006	—	—	2,006

December 31, 2009
Impaired loans, net	$3,526	$—	$—	$3,526
Real estate owned	1,611	—	—	1,611

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $5.7 million, with an allowance for loan losses of $2.0 million at March 31, 2010, compared to $5.4 million with an allowance for loan losses of $1.9 million at December 31, 2009.

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $2.0 million as of March 31, 2010. A charge of $27,000 was included in earnings for the three months ended March 31, 2010.

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$9,096	$9,096	$11,975	$11,975
Loans receivable, net	142,037	143,933	142,924	144,831
FHLB stock	5,423	N/A	5,423	N/A
Accrued interest receivable	877	877	924	924

Financial liabilities
Deposits with no fixed maturity dates	$(57,415)	$(57,415)	$(58,122)	$(58,122)
Deposits with fixed maturity dates	(87,631)	(88,566)	(92,500)	(93,487)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(1,163)	(1,163)	(1,859)	(1,859)
FHLB advances	(40,870)	(43,834)	(39,985)	(42,855)
Accrued interest payable	(173)	(173)	(190)	(190)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, an inactive entity, and the Bank’s subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, at March 31, 2010 to its financial condition at December 31, 2009, and the results of operations for the three months ended March 31, 2010 to the same period in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at March 31, 2010 decreased $5.6 million or 2.6% to $213.0 million from $218.6 million at December 31, 2009. Decreases of $2.9 million in cash and cash equivalents, $1.4 million in securities available for sale and $887,000 in loans receivable, net during the three month period ended March 31, 2010 were the primary reasons for the change from December 31, 2009.

Cash and cash equivalents decreased $2.9 million to $9.1 million at March 31, 2010 from $12.0 million at December 31, 2009. The decrease was primarily due to funding the decrease in deposits as the Bank followed its interest rate risk policy and allowed higher rate deposits to mature resulting in a positive effect on its interest rate spread.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased $1.4 million from December 31, 2009 to March 31, 2010 primarily as a result of $2.7 million in debt security maturities and calls, partially offset by $1.0 million in securities purchases and a $279,000 increase in the market value of existing investments. The excess liquidity was used to fund the decrease in deposits.

Loans receivable, net decreased $887,000 to $142.0 million at March 31, 2010 from $142.9 million at December 31, 2009. This decrease was primarily due to loan transfers to other real estate owned of $422,000 and an increase in the allowance for loan losses of $200,000, while loan repayments were slightly greater than loan volume during the quarter ended March 31, 2010.

The allowance for loan loss was $3.1 million at March 31, 2010 compared to $2.9 million at December 31, 2009, while nonperforming assets were $13.2 million and $12.9 million for the comparable periods. The establishment of the allowance for loan losses is determined based on general factors such as the economy, chargeoff history, geographic loan concentrations, underwriting, management and staff turnover and specific reserves required due to anticipated losses on certain loans. During the first quarter of 2010, the factor for historical chargeoffs was increased slightly due to the chargeoff experience of the Company over the last two years; the remaining general factors remained the same from December 31, 2009. The Company believes that the $284,000 increase in the allowance for loan losses since December 31, 2009 is consistent with the performance of the loan portfolio during the three months ended March 31, 2010 and the related credit risks affecting the portfolio. Approximately 49.0% of the Company’s nonperforming loans are one-to-four family loans. Approximately 45.4% of the nonperforming one-to-four family loans were related to rental investment properties owned by investment companies controlled by two individuals. Commercial, construction and land loans, multi-family loans, and consumer loans represent approximately 36.4%, 11.9%, and 2.7%, respectively, of the nonperforming loans at March 31, 2010. All of the nonperforming commercial loans pertain to one borrower. Further, the Company does not originate subprime loans, and the total second mortgage segment of the portfolio amounts to $2.3 million, or 1.6%, of the $147.3 million total gross loan portfolio.

Real estate owned (“REO”) increased to $2.0 million at March 31, 2010 from $1.6 million at December 31, 2009 predominately due to a $422,000 transfer into REO from the loan portfolio during the quarter ended March 31, 2010. The values of the properties in the Company’s REO inventory were written-down $27,000 as a result of a decline in property values during the first quarter of 2010. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at the lower of cost or fair value less cost to sell as of March 31, 2010.

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	March 31, 2010	December 31, 2009
Nonaccrual loans
One-to-four-family	$5,471	$5,892
Multi-family	1,325	1,155
Commercial, construction and land	4,059	3,958
Consumer and other	305	323

Total nonaccrual loans	11,160	11,328
Loans past due 90 days still on accrual	—	—

Total nonperforming loans	11,160	11,328
Real estate owned	2,006	1,611

Total nonperforming assets	$13,166	$12,939

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	March 31, 2010			December 31, 2009
	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans
One-to-four-family	$2,202	70.23%	66.00%	$2,026	71.05%	65.27%
Multi-family	102	3.24	12.09	102	3.57	12.04
Commercial, construction and land	658	21.01	13.26	585	20.52	13.25
Consumer and other	173	5.52	8.65	138	4.86	9.44

Total allowance for loan losses	$3,135	100.00%	100.00%	$2,851	100.00%	100.00%

Total liabilities at March 31, 2010 were $190.4 million, a decrease of $5.3 million or 2.7%, compared to $195.7 million at December 31, 2009. The change was due primarily to a decrease in deposits of $5.6 million or 3.7% from December 31, 2009 offset by an increase of $885,000 or 2.2% in Federal Home Loan Bank advances during the three months ended March 31, 2010. The Company followed its interest rate risk strategy during the quarter and allowed higher rate deposits to mature, which were partially replaced by lower costing advances from the Federal Home Loan Bank.

Stockholders’ equity decreased $345,000 or 1.5% to $22.6 million at March 31, 2010 from $22.9 million at December 31, 2009. The decrease was primarily attributable to the net loss for the three months ended March 31, 2010 of $655,000 offset by an increase of $279,000 in accumulated other comprehensive income (loss) due to an increase in the market value of investments included in securities available for sale.

Results of Operations

The net loss for the quarter ended March 31, 2010 was $655,000, an increase of $92,000 from the net loss of $563,000 for the comparable quarter in 2009. The change was due to an increase in net interest income of $149,000 and a decrease in noninterest expense of $243,000, offset by an increase in the provision for loan loss of $414,000, a decrease in noninterest income of $3,000 and a decrease in the income tax benefit of $67,000.

Net interest income for the quarter ended March 31, 2010 increased $149,000 or 11.3% to $1.5 million from $1.3 million for the comparable quarter in 2009. The average yield on interest-earning assets decreased 29 basis points to 5.18% for the quarter ended March 31, 2010 from 5.47% for the same period in 2009, while average interest-earning assets decreased $7.2 million during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $135,000 during the quarter ended March 31, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 75 basis points to 2.16% from 2.91% for the quarters ended March 31, 2010 and 2009, respectively. Average interest-bearing liabilities decreased $5.5 million during the first quarter of 2010 compared to the first quarter of 2009. The interest rate spread increased 46 basis points to 3.02% for the quarter ended March 31, 2010 from 2.56% for the comparable quarter in 2009 while the net interest margin increased to 3.09% from 2.68% for the same period.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, a $444,000 provision for loan loss was established for the quarter ended March 31, 2010 compared to $30,000 for the same quarter in 2009. The increase in the loan loss provision in 2010 is the combined result of an increase in impaired loans and an increase in the general allocations consistent with the increase in nonperforming loans during the quarter ended March 31, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2010 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income remained relatively unchanged for the quarter ended March 31, 2010 at $137,000 compared to $140,000 for the quarter ended March 31, 2009.

Noninterest expense decreased $243,000 to $1.8 million for the quarter ended March 31, 2010 from $2.1 million for the corresponding three month period in 2009. The decrease for the quarter was primarily the result of no security impairments occurring during the first quarter of 2010 compared to a $178,000 loss on security impairment which occurred in the first quarter of 2009 and a decrease of $142,000 in REO impairment and expenses for the three months ended March 31, 2010 from the comparable quarter in 2009.

There was no federal income tax benefit recorded for the three months ended March 31, 2010 compared to a tax benefit of $67,000 recorded for the three months ended March 31, 2009. The change in the income tax benefit for the three month period was attributable to additions to the deferred tax asset valuation allowance which was recognized in 2009. The Company recognized a deferred tax asset valuation allowance due to uncertainty as to whether the deferred tax assets would be fully utilized in future periods.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. The Bank maintains sufficient liquidity to ensure a safe and sound operation.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $821,000 and $(267,000) for the three months ended March 31, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing and securities, and paydowns on mortgage-backed securities. Net cash provided by (used in) investing activities were $1.7 million and $(3.2) million for the three months ended March 31, 2010 and 2009, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements. The net cash provided by (used in) financing activities was $(5.4) million and $9.4 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $21.3 million, or 10.02% of adjusted total assets, which is above the required level of $8.5 million, or 4.0%; and total risk-based capital of $22.5 million, or 18.02% of risk-weighted assets, which is above the required level of $10.0 million, or 8.0%. Accordingly, the Bank was categorized as well capitalized at March 31, 2010. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

A notification from the Office of Thrift Supervision (“OTS”) received in July 2008, remains in effect as of March 31, 2010. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management believes future dividend requests, if necessary, will be approved given the Bank’s current capital levels. The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

At March 31, 2010, the Bank had outstanding commitments to originate mortgage loans of $1.3 million, commitments under unused lines of credit of $3.4 million and undisbursed portions of construction loans of $2.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2010 totaled $51.5 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2009, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (20)% and would result in a $6.1 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

Accordingly, although the NPV measurement provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurement is not intended to, and does not provide a precise forecast of, the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors quarterly.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2009, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$20,016	$(10,344)	(34)%	9.32%	(384	)bp
+ 200 bp	24,259	(6,101)	(20)	10.99	(216	)bp
+ 100 bp	27,890	(2,471)	(8)	12.33	(82	)bp
0 bp	30,360	—	—	13.15	—
– 100 bp	30,671	311	1	13.13	(2	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of March 31, 2010 but estimates that the results would not be materially different than those presented above.

Item 4.	Controls and Procedures.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may also be named as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. We are not a party to any legal proceedings that we currently believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

There has been no material changes with respect to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first three months of 2010 under the program. A total of 43,682 shares remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer) (attached as an exhibit and incorporated herein by reference).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer) (attached as an exhibit and incorporated herein by reference).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: May 17, 2010	/S/ DAVID A. REMIJAS
David A. Remijas
Chairman and Chief Executive Officer

Date: May 17, 2010	/S/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer