Form 10-Q
period 2010-06-30
PARK BANCORP INC
filed 2010-08-16
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

PARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

0-20867

(Commission File Number)

Delaware

(State of incorporation)

36-4082530

(IRS Employer Identification No.)

5400 South Pulaski Road, Chicago, Illinois

(Address of Principal Executive Offices)

60632

(ZIP Code)

(773) 582-8616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 16, 2010, the Registrant had outstanding 1,193,174 shares of common stock.

i

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements unless required to do so under the federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2,228	$2,867
Federal funds sold	8,100	4,164
Interest-bearing deposits with other financial institutions	3,101	4,944

Total cash and cash equivalents	13,429	11,975

Securities available for sale	31,624	34,778
Loans receivable, net of allowance of $3,848 and $2,851	140,647	142,924
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,212	9,445
Accrued interest receivable	840	924
Bank-owned life insurance	8,437	8,282
Real estate owned	2,077	1,611
Other assets	2,428	3,251

Total assets	$214,117	$218,613

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$6,752	$6,810
Interest bearing deposits	139,872	143,812

Total deposits	146,624	150,622

Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	1,706	1,859
Federal Home Loan Bank advances	40,870	39,985
Accrued interest payable	175	190
Other liabilities	407	409

Total liabilities	192,382	195,665

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued; 1,193,174 and 1,192,174 shares outstanding in 2010 and 2009	29	29
Additional paid-in capital	32,088	32,097
Retained earnings	20,098	21,828
Treasury stock, at cost, 1,720,854 and 1,721,854 shares held in 2010 and 2009	(31,025)	(31,043)
Unearned ESOP shares	(49)	(99)
Accumulated other comprehensive income	594	136

Total stockholders’ equity	21,735	22,948

Total liabilities and stockholders’ equity	$214,117	$218,613

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans receivable	$2,067	$2,119	$4,208	$4,255
Securities	286	517	601	1,076
Interest-bearing deposits with other financial institutions	2	4	5	6

Total	2,355	2,640	4,814	5,337

Interest expense
Deposits	534	892	1,130	1,788
Federal Home Loan Bank advances and other borrowings	402	467	798	950

Total	936	1,359	1,928	2,738

Net interest income	1,419	1,281	2,886	2,599

Provision for loan losses	869	130	1,313	160

Net interest income after provision for loan losses	550	1,151	1,573	2,439

Noninterest income
Gain on the sale of loans	2	—	2	—
Loss on the sale of real estate owned	(5)	—	(5)	—
Service fee income	68	55	119	113
Earnings on bank-owned life insurance	79	77	156	151
Other operating income	10	35	19	43

Total noninterest income	154	167	291	307

Noninterest expense
Compensation and benefits	833	866	1,668	1,714
Occupancy and equipment expense	256	197	527	426
Professional fees	76	83	173	215
Loss on impairment of equity securities	—	55	—	233
Real estate owned impairment and expenses	78	88	199	351
Federal deposit insurance expenses	87	222	176	240
Other operating expenses	449	413	851	803

Total noninterest expense	1,779	1,924	3,594	3,982

Loss before income taxes	(1,075)	(606)	(1,730)	(1,236)
Income tax benefit	—	(21)	—	(88)

Net (loss)	$(1,075)	$(585)	$(1,730)	$(1,148)

Basic (loss) per share	$(.90)	$(.50)	$(1.46)	$(.98)
Diluted (loss) per share	$(.90)	$(.50)	$(1.46)	$(.98)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,730)	$(1,148)
Adjustments to reconcile net loss to net cash from operating activities
Net premium (discount) amortization on securities	18	18
Gain/loss on sales of loans	(2)	—
Loss on security impairment	—	233
Write-down of real estate owned property	27	291
Loss on sales of real estate owned	5	—
Earnings on bank-owned life insurance, net	(156)	(151)
Provision for loan losses	1,313	160
Depreciation	245	219
Stock based compensation	34	5
ESOP compensation expense	25	30
Net change in:
Accrued interest receivable	84	48
Accrued interest payable	(15)	(80)
Other assets	823	44
Other liabilities	(2)	32

Net cash from operating activities	669	(299)

Cash Flows From Investing Activities
Net change in loans	(177)	(434)
Proceeds from sales of loans	226	—
Purchase of securities available for sale	(5,000)	(17,447)
Maturities and calls of securities available for sale	8,000	20,035
Principal repayments on mortgage-backed securities	595	1,439
Purchase of premises and equipment	(12)	(114)
Proceeds from the sale of real estate owned	419	—

Net cash from investing activities	4,051	3,479

Cash Flows From Financing Activities
Net change in deposits	(3,998)	12,455
Net change in securities sold under repurchase agreements	—	(500)
Net change in advances from borrowers for taxes and insurance	(153)	(46)
Federal Home Loan Bank advances	1,500	—
Repayments of Federal Home Loan Bank advances	(615)	(5,878)

Net cash from financing activities	(3,266)	6,031

Net change in cash and cash equivalents	1,454	9,211
Cash and cash equivalents at beginning of period	11,975	8,859

Cash and cash equivalents at end of period	$13,429	$18,070

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,943	$2,818
Non-cash activity
Loans transferred to real estate owned	917	17

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2010 and 2009

(In thousands of dollars, except share data)

(Unaudited)

2009	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2009	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866
Net loss	—	—	(1,148)	—	—	—	(1,148)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	118	118

Total comprehensive (loss)							(1,030)
Stock based compensation	—	5	—	—	—	—	5
ESOP shares earned	—	(23)	—	—	53	—	30

Balance at June 30, 2009	$29	$32,100	$24,955	$(31,043)	$(152)	$(18)	$25,871

2010	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948
Net loss	—	—	(1,730)	—	—	—	(1,730)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	458	458

Total comprehensive (loss)							(1,272)
Stock based compensation	—	34	—	—	—	—	34
Transfer 1,000 treasury shares for vested RRP shares	—	(18)	—	18	—	—	—
ESOP shares earned	—	(25)	—	—	50	—	25

Balance at June 30, 2010	$29	$32,088	$20,098	$(31,025)	$(49)	$594	$21,735

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), an inactive entity, and the Bank’s subsidiaries, GPS Corporation which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation. All financial information in the following tables is in thousands of dollars, except shares and per share data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 2 – Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2010 and 2009. Due to the Company’s net loss in 2010 and 2009, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Basic (loss) per share
Net (loss) as reported	$(1,075)	$(1,730)	$(585)	$(1,148)
Weighted average common shares outstanding	1,190,551	1,188,939	1,176,644	1,174,211

Basic (loss) per share	$(.90)	$(1.46)	$(.50)	$(.98)

Diluted (loss) per share
Net (loss) as reported	$(1,075)	$(1,730)	$(585)	$(1,148)
Weighted average common shares outstanding	1,190,551	1,188,939	1,176,644	1,174,211
Dilutive effect of stock options	—	—	—	—

Average common shares and dilutive potential common shares	1,190,551	1,188,939	1,176,644	1,174,211

Diluted (loss) per share	$(.90)	$(1.46)	$(.50)	$(.98)

Note 3 – Securities Available For Sale

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Government sponsored enterprises	$14,971	$104	$(29)	$15,046
Municipal	503	30	—	533
Corporate	4,005	103	(13)	4,095
Equity	4,494	248	(6)	4,736
Mortgage-backed-residential	6,987	227	—	7,214

	$30,960	$712	$(48)	$31,624

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Government sponsored enterprises	$16,981	$33	$(252)	$16,762
Corporate	5,010	97	(12)	5,095
Municipal	502	10	—	512
Equity	4,493	179	—	4,672
Mortgage-backed-residential	7,585	152	—	7,737

	$34,571	$471	$(264)	$34,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 3 – Securities Available For Sale (Continued)

Securities with unrealized losses at June 30, 2010 and December 31, 2009 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010
Government sponsored enterprises	$—	—	971	(29)	971	$(29)
Corporate	—	—	989	(13)	989	(13)
Equity	19	(6)	—	—	19	(6)

Total temporarily impaired	$19	$(6)	$1,960	$(42)	$1,979	$(48)

December 31, 2009
Government sponsored enterprises	$13,748	$(252)	$—	$—	$13,748	$(252)
Corporate	—	—	991	(12)	991	(12)

Total temporarily impaired	$13,748	$(252)	$991	$(12)	$14,739	$(264)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, our intent to not sell securities with an unrealized loss or be required to sell securities with an unrealized loss, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written to fair value, with the write-down recorded as a realized loss in “loss on impairment of securities”. For the six months ended June 30, 2010 and 2009, the Company had impairment losses of $0 and $233,000, respectively.

At June 30, 2010, the government enterprises portfolio was backed by securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”) and the Federal Farm Credit Bureau (“FFCB”). The Municipal portfolio consists of an investment grade taxable municipal bond due October, 2015. The Corporate portfolio includes investment grade medium term notes issued by financial services companies maturing between February, 2011 and October, 2012. We hold an equity security which is an investment in another financial institution; the loss is less than six months at this time. We have taken an impairment charge on the security in the past. We had two securities that have been in a continuous loss position for twelve months or more, an FHLMC security rated Aaa with a fair value of $971,000 and a corporate note from a financial institution which is rated A2 with a fair value of $989,000. Management has reviewed these securities and believes no impairment charge is required for these securities at June 30, 2010.

The impairment charge in 2009 was related primarily to our investment in a mutual fund which since that time has increased in value by $248,000, which is included in other comprehensive income, since a “write up” in value through earnings is not permitted under accounting standards.

Contractual maturities of securities at June 30, 2010 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,991	$2,032
Due one to five years	2,014	2,064
Due five years to ten years	4,503	4,577
Due after ten years	10,971	11,001

	19,479	19,674

Equity	4,494	4,736
Mortgage-backed-residential	6,987	7,214

	$30,960	$31,624

Securities with a carrying value of $8.0 million and $9.0 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

There were no security sales for the six months ended June 30, 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 4 – Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	June 30, 2010	December 31, 2009
One-to-four-family residential	$96,079	$96,677
Multi-family residential	16,819	17,832
Commercial	13,898	13,626
Construction and land	5,386	6,005
Consumer loans	6,666	6,204
Participations and loans purchased	6,904	7,777

Total loans, gross	145,752	148,121
Undisbursed portion of loans	(1,086)	(2,191)
Net deferred loan origination fees	(171)	(155)
Allowance for loan losses	(3,848)	(2,851)

Total loans, net	$140,647	$142,924

During the quarter, the Bank participated in the Federal Home Loan Bank’s MPFXtra program. This program is designed for financial institutions to generate liquidity and promote mortgage lending. Under this program the Bank sold a one-to-four-family residential loan in the amount of $224,000 and generated a $2,000 gain on the sale. This loan was sold with recourse, the Federal Home Loan Bank has the right to return the loan if underwriting guidelines do not meet their standards. Management intends to continue with this program to the extent that future loan originations meet the guidelines for the program.

A summary of activity in the allowance for loan losses follows:

	Six Months Ended June 30,
	2010	2009
Beginning balance	$2,851	$775
Provision for loan losses	1,313	160
Recoveries	2	—
Loans charged off	(318)	(34)

Ending balance	$3,848	$901

Impaired loans, including troubled debt restructurings, were $11.1 million and $ 9.9 million as of June 30, 2010 and December 31, 2009, respectively. The allocated allowance for impaired loans was $2.6 million and $1.9 million for June 30, 2010 and December 31, 2009, respectively, on $9.8 million and $5.4 million of these impaired loans.

There was $1.0 million and $725,000 of loans with terms that were modified in troubled debt restructurings, with allocated allowance for loan losses of $121,000 and $89,000, respectively as of June 30, 2010 and December 31, 2009 included in impaired loans above. The Company has not committed additional funds to customers whose loans are classified as troubled debt restructurings.

Non-performing loans were as follows:

	June 30, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	12,567	11,328

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually classified as impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 5 – Income Taxes

Realization of deferred tax assets is dependent upon generating sufficient future taxable income to utilize the deferred tax assets, and for net operating losses or other tax credits, prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded since the first quarter of 2009. In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the Company’s ability to carry-back losses to prior years and other tax planning strategies that, if needed, would enable the Company to realize deferred tax assets associated with capital loss carryforwards. Negative evidence includes the cumulative losses in the current year and the immediately preceding fiscal year, the generally downward economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

During the six months ended June 30, 2010, the Company continued to recognize a full valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

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

Note 6 – Employee Benefit Plans

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

	June 30, 2010	December 31, 2009
Allocated shares	164,522	159,576
Unallocated shares	4,946	9,892

Total ESOP shares	169,468	169,468

Fair value of unallocated shares	$21	$32

Stock Option Plans

The Company adopted an Incentive Compensation Plan during 2003, which is in addition to the original stock option plan of 1997, of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Internal Revenue Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 6 – Employee Benefit Plans (Continued)

As of June 30, 2010 and December 31, 2009, there were 79,320 shares available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan. The table below is a summary of the status of all options under the 1997 and 2003 plans.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	73,237	$11.92

Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding and expected to vest at December 31, 2010	73,237	$11.92	6.7	$—

Options exercisable at June 30, 2010	29,737	$22.95	2.9	$—

As of June 30, 2010 and December 31, 2009, there was $96,000 and $130,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares will vest each year. The fair value of the stock award at the grant date was $28,000 which is being amortized over the five year vesting period. Amortization expense was $4,000 and $1,200 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, there were 4,000 shares nonvested with 1,000 shares vesting during the period.

Note 7 – Fair Value of Assets and Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

June 30, 2010
Government sponsored enterprises	$15,046	$—	$15,046	$—
Corporate	4,095	—	4,095	—
Municipal	533	—	533	—
Equity	4,736	4,717	19	—
Mortgage-backed residential	7,214	—	7,214	—

	$31,624	$4,717	$26,907	$—

December 31, 2009
Government sponsored enterprises	$16,762	$—	$16,762	$—
Corporate	5,095	—	5,095	—
Municipal	512	—	512	—
Equity	4,672	4,647	25	—
Mortgage-backed residential	7,737	—	7,737	—

	$34,778	$4,647	$30,131	$—

The Company’s mutual fund investment, classified as an equity security, is determined using Level 1 inputs. All other equity securities and the other segments of the securities portfolio are determined using Level 2 inputs.

Assets Measured on a Non-Recurring Basis

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

June 30, 2010
Impaired loans, net	$7,203	$—	$—	$7,203
Real estate owned	2,077	—	—	2,077

December 31, 2009
Impaired loans, net	$3,526	$—	$—	$3,526
Real estate owned	1,611	—	—	1,611

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $9.8 million, with an allowance for loan losses of $2.6 million at June 30, 2010, compared to $5.4 million with an allowance for loan losses of $ 1.9 million at December 31, 2009. Changes in specific allowance allocations during the six months ended June 30, 2010 on impaired loans carried at fair value resulted in an additional provision for loan losses of $907,000.

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $2.1 million as of June 30, 2010. An impairment charge of $27,000 was included in earnings for the six months ended June 30, 2010, the related property was sold during the second quarter of 2010 with an additional loss of $5,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,429	$13,429	$11,975	$11,975
Loans receivable, net*	140,647	142,518	142,924	144,831
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	840	840	924	924

Financial liabilities
Deposits with no fixed maturity dates	$(57,723)	$(57,723)	$(58,122)	$(58,122)
Deposits with fixed maturity dates	(88,901)	(90,070)	(92,500)	(93,487)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(1,706)	(1,706)	(1,859)	(1,859)
FHLB advances	(40,870)	(44,597)	(39,985)	(42,855)
Accrued interest payable	(175)	(175)	(190)	(190)

*	Includes impaired loans

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

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, an inactive entity, and the Bank’s subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, at June 30, 2010 to its financial condition at December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 to the same periods in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at June 30, 2010 decreased $4.5 million or 2.1% to $214.1 million from $218.6 million at December 31, 2009. An increase of $1.5 million in cash and cash equivalents primarily in Federal funds sold, was offset by decreases of $3.2 million in securities available for sale and $2.3 million in loans receivable, net during the six month period ended June 30, 2010 were the primary reasons for the change from December 31, 2009.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased $3.2 million from December 31, 2009 to June 30, 2010 primarily as a result of $8.6 million in debt security maturities and calls, partially offset by $5.0 million in securities purchases and a $458,000 increase in the market value of existing investments.

        Loans receivable, net decreased $2.3 million to $140.6 million at June 30, 2010 from $142.9 million at December 31, 2009. During the period, loan originations and advances were $7.6 million, which were offset by loan repayments and payoffs of $7.9 million, a net increase in allowance for loan losses of $1.0 million and transfers to real estate owned of $917,000.

The allowance for loan loss was $3.8 million at June 30, 2010 compared to $2.9 million at December 31, 2009, while nonperforming loans were $12.6 million and $11.3 million for the comparable periods. The establishment of the allowance for loan losses is determined based on general factors such as the economy, charge-off history, geographic loan concentrations, underwriting, management and staff turnover and specific reserves required due to anticipated losses on certain loans. During the first six months of 2010, the factor for historical charge-offs was increased due to the average charge-off experience of the Company over the last eighteen to twenty-four months. The other general factors remained the same compared to December 31, 2009. The portion of the allowance that pertains to these general factors at June 30, 2010 was $1.3 million or 0.95% of total loans, excluding those designated as specific, with the remaining $2.5 million pertaining to specific loans which represents 23.05% of the identified loans. The Company believes that the increase in the allowance for loan losses is consistent with the performance of the loan portfolio during the six months ended June 30, 2010 and the related credit risks affecting the portfolio. Approximately 49.5% of the Company’s nonperforming loans are one-to-four family loans. Approximately 40.0% of the nonperforming one-to-four family loans were related to rental investment properties owned by investment companies controlled by two individuals. Multi-family, commercial, construction and land loans, and consumer loans represent approximately 17.0%, 25.4%, 5.8% and 2.3%, respectively, of the nonperforming loans at June 30, 2010. At June 30, 2010, 91.9% of the nonperforming commercial loans pertain to one borrower.

Real estate owned (“REO”) increased to $2.1 million at June 30, 2010 from $1.6 million at December 31, 2009 predominately due to $917,000 in loans transferred into REO and a property sale of $424,000, which generated a $5,000 loss during the quarter. The values of the properties in the Company’s REO inventory were written-down $27,000 as a result of a decline in property values during the first six months of 2010. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value less cost to sell as of June 30, 2010.

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	June 30, 2010	December 31, 2009
Nonaccrual loans
One-to-four-family	$6,213	$5,892
Multi-family	2,135	1,155
Commercial	3,480	3,472
Construction and land	733	486
Consumer and other	6	323

Total nonaccrual loans	12,567	11,328
Loans past due 90 days still on accrual	—	—

Total nonperforming loans	12,567	11,328
Real estate owned	2,077	1,611

Total nonperforming assets	$14,644	$12,939

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	June 30, 2010			December 31, 2009
	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans
One-to-four-family	$2,590	67.31%	65.92%	$2,026	71.05%	65.27%
Multi-family	96	2.48	11.54	102	3.57	12.04
Commercial	507	13.18	9.54	94	3.31	9.20
Construction and land	480	12.47	3.69	491	17.21	4.05
Consumer and other	175	4.56	9.31	138	4.86	9.44

Total allowance for loan losses	$3,848	100.00%	100.00%	$2,851	100.00%	100.00%

Total liabilities at June 30, 2010 were $192.4 million, a decrease of $3.3 million, or 1.7%, compared to $195.7 million at December 31, 2009. The change was due primarily to a decrease in deposits of $4.0 million, or 2.7%, from December 31, 2009 offset by an increase of $885,000, or 2.2%, in Federal Home Loan Bank advances during the six months ended June 30, 2010. The Company continued to follow its interest rate risk strategy and allowed higher rate deposits to mature, which were partially replaced by lower costing advances from the Federal Home Loan Bank.

Stockholders’ equity decreased $1.2 million or 5.3% to $21.7 million at June 30, 2010 from $22.9 million at December 31, 2009. The decrease was primarily attributable to the net loss for the six months ended June 30, 2010 of $1.7 million offset by an increase of $458,000 in accumulated other comprehensive income (loss) due to an increase in the market value of investments included in securities available for sale.

Results of Operations

The net loss for the quarter ended June 30, 2010 was $1.1 million, an increase of $490,000 from the net loss of $585,000 for the comparable quarter in 2009. The change was due to an increase in net interest income of $138,000 and a decrease in noninterest expense of $145,000, offset by an increase in the provision for loan loss of $739,000, a decrease in noninterest income of $13,000 and a decrease in the income tax benefit of $21,000. The net loss for the six months ended June 30, 2010 was $1.7 million, a decrease of $582,000 from the net loss recorded for the same period in 2009.

Net interest income for the quarter ended June 30, 2010 increased $138,000, or 10.8%, to $1.4 million from $1.3 million for the comparable quarter in 2009. The average yield on interest-earning assets decreased 29 basis points to 4.99% for the quarter ended June 30, 2010 from 5.28% for the same period in 2009, while average interest-earning assets decreased $11.2 million during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $162,000 during the quarter ended June 30, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 81 basis points to 2.04% from 2.85% for the quarters ended June 30, 2010 and 2009, respectively. Average interest-bearing liabilities decreased $7.5 million during the second quarter of 2010 compared to the second quarter of 2009. The interest rate spread increased 52 basis points to 2.95% for the quarter ended June 30, 2010 from 2.43% for the comparable quarter in 2009 while the net interest margin increased to 3.01% from 2.56% for the same period. The increases in the interest rate spread and margin were primarily due to the repricing of maturing certificates of deposit at lower interest rates.

Net interest income for the six months ended June 30, 2010 increased $287,000, or 11.0%, to $2.9 million from $2.6 million for the comparable period in 2009. The average yield on interest-earning assets decreased 30 basis points to 5.08% for the six months ended June 30, 2010 from 5.38% for the same period in 2009, while average interest-earning assets decreased $8.9 million during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $297,000. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 79 basis points to 2.10% from 2.89% for the six months ended June 30, 2010 and 2009, respectively. Average interest-bearing liabilities decreased $5.9 million during the first six months of 2010 compared to the first six months of 2009. The interest rate spread increased 49 basis points to 2.98% from 2.49% while the net interest margin increased to 3.04% from 2.62% for the six months ended June 30, 2010 compared to the same period in 2009. The increases in the interest rate spread and margin were primarily due to the repricing of maturing certificates of deposit at lower interest rates.

Management establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, an $869,000 provision for loan loss was established for the quarter ended June 30, 2010 compared to $130,000 for the same quarter in 2009. The provision consists of $728,000 for loans specifically identified as having a loss potential and $141,000 for the remaining loan population. The loan loss provision was $1.3 million and $160,000 for the six months ended June 30, 2010 and 2009, respectively. The provision for the six months ended June 30, 2010 consisted of $907,000 for loans specifically identified as having a loss potential and $406,000 for the remaining loan population. The increase in the loan loss provision is the combined result of an increase in impaired loans, a decrease in the fair value of underlying collateral and an increase in the general allocations of dollars consistent with the increase in nonperforming loans during the quarter and six months ended June 30, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2010 is maintained at a level that represents management’s best estimate of incurred losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased $13,000 to $154,000 for the quarter ended June 30, 2010 compared to $167,000 for the quarter ended June 30, 2009. This decrease was the result of a rental adjustment recorded in the second quarter of 2009 with no similar adjustment occurring in 2010, offset by an increase in service fee income. Noninterest income decreased $16,000 to $291,000 for the six months ended June 30, 2010 from $307,000 for the same period in 2009. The decrease was primarily due to the rental adjustment described above, offset by a slight increase in service fee income for the six month period.

Noninterest expense decreased $145,000 to $1.8 million for the quarter ended June 30, 2010 from $1.9 million for the corresponding three month period in 2009. The decrease for the quarter was primarily the result of no security impairments recognized during the second quarter of 2010 compared to a $55,000 impairment loss recognized in the same period of 2009, as well as a decrease of $135,000 in FDIC insurance expense compared to the 2009 period when a $101,000 special assessment was recognized. These decreases in noninterest expense were offset by a $59,000 increase in occupancy and equipment expense for the second quarter due primarily to increases in real estate taxes and depreciation on new computer hardware and software. Noninterest expense decreased $338,000 to $3.6 million for the six months ended June 30, 2010 from $4.0 million for the corresponding period in 2009. The decrease was primarily the result of no security impairments recognized during the first six months of 2010 compared to a $233,000 impairment recognized during the same period of 2009 and a decrease of $152,000 in REO related losses and expenses.

There was no federal income tax benefit recorded for the three or six months ended June 30, 2010 compared to a tax benefit of $21,000 and $88,000 recorded for the three and six months ended June 30, 2009, respectively. The change in the income tax benefit for the three and six month periods was attributable to the deferred tax asset valuation allowance which was established in 2009. The Company began recognizing a deferred tax asset valuation allowance, due to uncertainty as to whether the deferred tax assets would be fully utilized in future periods, during the first quarter of 2009.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, FHLB advances, and securities sold under repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. Management believes the Bank maintains sufficient liquidity to ensure a safe and sound operation.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $669,000 and $(299,000) for the six months ended June 30, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities, and repayments on mortgage-backed securities. Net cash provided by (used in) investing activities were $4.1 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements. The net cash provided by (used in) financing activities was $(3.3) million and $6.0 million for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $20.4 million, or 9.54% of adjusted total assets, which is above the required level of $8.5 million, or 4.0%; and total risk-based capital of $21.6 million, or 17.26% of risk-weighted assets, which is above the required level of $10.0 million, or 8.0%. Accordingly, the Bank was categorized as well capitalized at June 30, 2010. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

A notification from the Office of Thrift Supervision (“OTS”) received in July 2008, remains in effect as of June 30, 2010. The notification received in 2008 is typically delivered at the execution of a Supervisory Agreement, and requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Holding Company. Management believes future dividend requests, if necessary, will be approved given the Bank’s current capital levels. The agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

At June 30, 2010, the Bank had outstanding commitments to originate mortgage loans of $883,000, commitments under unused lines of credit of $2.6 million and undisbursed portions of construction loans of $1.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2010 totaled $49.0 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2010, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (17)% and would result in a $5.1 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2010, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$20,199	$(8,896)	(31)%	9.62%	(329	)bp
+ 200 bp	24,035	(5,060)	(17)	11.14	(177	)bp
+ 100 bp	27,186	(1,910)	(7)	12.30	(61	)bp
0 bp	29,095	—	—	12.91	—
– 100 bp	28,898	(197)	(1)	12.69	(22	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of June 30, 2010, but estimates that the results would not be materially different than those presented above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices, including the actions being taken by the U.S. government in response to the recent financial crises.

We are subject to extensive supervision, regulation and examination by the OTS and by the FDIC, the insurer of the Bank’s deposits. This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our clients and depositors rather than our shareholders. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Under this structure, the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to operate our business and result in damage to our reputation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a sweeping financial reform bill, was signed into law. This new law will result in a number of new regulations that potentially could impact community banks. The act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act also eliminates the OTS, and transfers supervisory authority for all previous OTS-regulated savings banks, like the Bank, to the Office of the Comptroller of the Currency, and for all savings and loan holding companies, such as Park Bancorp, Inc. to the Federal Reserve. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional expenses, including increased compliance expenses. These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first six months of 2010 under the program. A total of 43,682 shares remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer) (attached as an exhibit and incorporated herein by reference).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer) (attached as an exhibit and incorporated herein by reference).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: August 16, 2010	/S/ DAVID A. REMIJAS
David A. Remijas
Chairman and Chief Executive Officer

Date: August 16, 2010	/S/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer