Form 10-Q
period 2010-09-30
PARK BANCORP INC
filed 2010-11-15
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, the Registrant had outstanding 1,193,174 shares of common stock.

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

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2,706	$2,867
Federal funds sold	13,699	4,164
Interest-bearing deposits with other financial institutions	3,105	4,944

Total cash and cash equivalents	19,510	11,975

Securities available for sale	29,533	34,778
Loans receivable, net of allowance of $3,941 and $2,851	138,430	142,924
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,114	9,445
Accrued interest receivable	744	924
Bank-owned life insurance	8,516	8,282
Real estate owned	2,233	1,611
Other assets	1,904	3,251

Total assets	$215,407	$218,613

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$6,066	$6,810
Interest bearing deposits	141,476	143,812

Total deposits	147,542	150,622

Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	2,317	1,859
Federal Home Loan Bank advances	40,979	39,985
Accrued interest payable	166	190
Other liabilities	673	409

Total liabilities	194,277	195,665

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued; 1,193,174 and 1,192,174 shares outstanding in 2010 and 2009	29	29
Additional paid-in capital	32,092	32,097
Retained earnings	19,373	21,828
Treasury stock, at cost, 1,720,854 and 1,721,854 shares held in 2010 and 2009	(31,025)	(31,043)
Unearned ESOP shares	(25)	(99)
Accumulated other comprehensive income	686	136

Total stockholders’ equity	21,130	22,948

Total liabilities and stockholders’ equity	$215,407	$218,613

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans receivable	$2,076	$2,017	$6,284	$6,272
Securities	251	397	852	1,473
Interest-bearing deposits with other financial institutions	4	3	9	9

Total	2,331	2,417	7,145	7,754

Interest expense
Deposits	496	836	1,619	2,624
Federal Home Loan Bank advances and other borrowings	399	438	1,197	1,388

Total	895	1,274	2,816	4,012

Net interest income	1,436	1,143	4,329	3,742

Provision for loan losses	273	198	1,586	358

Net interest income after provision for loan losses	1,163	945	2,743	3,384

Noninterest income
Gain on the sale of loans	6	—	8	—
Loss on the sale of real estate owned	—	—	(5)	—
Service fee income	67	60	186	173
Earnings on bank-owned life insurance	78	77	234	228
Other operating income	10	12	29	55

Total noninterest income	161	149	452	456

Noninterest expense
Compensation and benefits	810	826	2,478	2,540
Occupancy and equipment expense	234	207	761	633
Professional fees	97	82	270	297
Loss on impairment of equity securities	—	—	—	233
Real estate owned impairment and expenses	465	68	664	419
Federal deposit insurance expenses	88	82	264	322
Other operating expenses	355	369	1,213	1,172

Total noninterest expense	2,049	1,634	5,650	5,616

Loss before income taxes	(725)	(540)	(2,455)	(1,776)
Income tax benefit	—	—	—	(88)

Net (loss)	$(725)	$(540)	$(2,455)	$(1,688)

Basic (loss) per share	$(.61)	$(.46)	$(2.06)	$(1.43)
Diluted (loss) per share	$(.61)	$(.46)	$(2.06)	$(1.43)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(2,455)	$(1,688)
Adjustments to reconcile net loss to net cash from operating activities
Net premium amortization on securities	1	52
Gain on sales of loans	(8)	—
Loss on security impairment	—	233
Write-down of real estate owned property	277	291
Loss on sales of real estate owned	5	—
Earnings on bank-owned life insurance, net	(234)	(228)
Provision for loan losses	1,586	358
Depreciation	358	290
Stock based compensation	52	13
ESOP compensation expense	35	50
Net change in:
Accrued interest receivable	180	231
Accrued interest payable	(24)	(81)
Other assets	1,347	209
Other liabilities	264	(53)

Net cash from operating activities	1,384	(323)

Cash Flows From Investing Activities
Net change in loans	1,089	(4,329)
Proceeds from sales of loans	504	—
Purchase of securities available for sale	(12,996)	(17,447)
Maturities and calls of securities available for sale	18,790	25,808
Purchase of premises and equipment	(27)	(165)
Proceeds from the sale of real estate owned	419	6

Net cash from investing activities	7,779	3,873

Cash Flows From Financing Activities
Net change in deposits	(3,080)	11,392
Net change in securities sold under repurchase agreements	—	(639)
Net change in advances from borrowers for taxes and insurance	458	391
Federal Home Loan Bank advances	3,000	2,800
Repayments of Federal Home Loan Bank advances	(2,006)	(10,535)

Net cash from financing activities	(1,628)	3,409

Net change in cash and cash equivalents	7,535	6,959
Cash and cash equivalents at beginning of period	11,975	8,859

Cash and cash equivalents at end of period	$19,510	$15,818

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,840	$4,093
Non-cash activity
Loans transferred to real estate owned	1,323	18

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2010 and 2009

(In thousands of dollars, except share data)

(Unaudited)

2009	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2009	$29	$32,118	$26,103	$(31,043)	$(205)	$(136)	$26,866
Net loss	—	—	(1,688)	—	—	—	(1,688)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	361	361

Total comprehensive (loss)							(1,327)
Stock based compensation	—	13	—	—	—	—	13
ESOP shares earned	—	(29)	—	—	79	—	50

Balance at September 30, 2009	$29	$32,102	$24,415	$(31,043)	$(126)	$225	$25,602

2010	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948
Net loss	—	—	(2,455)	—	—	—	(2,455)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	550	550

Total comprehensive (loss)							(1,905)
Stock based compensation	—	52	—	—	—	—	52
Transfer 1,000 treasury shares for vested RRP shares	—	(18)	—	18	—	—	—
ESOP shares earned	—	(39)	—	—	74	—	35

Balance at September 30, 2010	$29	$32,092	$19,373	$(31,025)	$(25)	$686	$21,130

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), an inactive entity, and the Bank’s subsidiaries, GPS Corporation which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation. All financial information in the following tables is in thousands of dollars, except shares and per share data.

Adoption of New Accounting Standards

In June 2009, the FASB issued a Statement regarding Accounting for the Transfer of Financial Assets, which removes the concept of a special purpose entity (“SPE”) and removes the exception from applying guidance regarding Consolidation of Variable Interest Entities to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The effect of adopting this new guidance did not have a material impact on the Company’s financial statements.

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

Newly Issued But Not Yet Effective Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the guidance. First, the dollar amount of transfers in or out of Levels 1 or 2 must be described and disclosed. Second, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity must present separately information about purchases, sales, issuances and settlements (that is, gross amounts must be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of Levels 1 and 2 are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

In July 2010, the FASB issued an additional disclosure requirement regarding credit quality and the allowance for credit losses. The new disclosures will require significantly more information about credit quality in a financial institution’s portfolio. Although this statement addresses only disclosures and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice. The new disclosure requirement affects loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. It requires two levels of disaggregation for disclosure: portfolio segment and class of financing receivable, such as commercial, consumer or residential loans. The disclosures as of the end of a reporting period are effective for annual and interim reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. These disclosure requirements are not expected to have a material impact on the Company.

Note 2 – Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2010 and 2009. Due to the Company’s net loss in 2010 and 2009, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Basic (loss) per share
Net (loss) as reported	$(725)	$(2,455)	$(540)	$(1,688)
Weighted average common shares outstanding	1,192,255	1,190,057	1,182,031	1,177,395

Basic (loss) per share	$(.61)	$(2.06)	$(.46)	$(1.43)

Diluted (loss) per share
Net (loss) as reported	$(725)	$(2,455)	$(540)	$(1,688)
Weighted average common shares outstanding	1,192,255	1,190,057	1,182,031	1,177,395
Dilutive effect of stock options	—	—	—	—

Average common shares and dilutive potential common shares	1,192,255	1,190,057	1,182,031	1,177,395

Diluted (loss) per share	$(.61)	$(2.06)	$(.46)	$(1.43)

Note 3 – Securities Available For Sale

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Government sponsored enterprises	$13,005	$74	$(2)	$13,077
Municipal	502	47	—	549
Corporate	4,005	93	(9)	4,089
Equity	4,494	299	(3)	4,790
Mortgage-backed-residential	6,771	257	—	7,028

	$28,777	$770	$(14)	$29,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Government sponsored enterprises	$16,981	$33	$(252)	$16,762
Corporate	5,010	97	(12)	5,095
Municipal	502	10	—	512
Equity	4,493	179	—	4,672
Mortgage-backed-residential	7,585	152	—	7,737

	$34,571	$471	$(264)	$34,778

Securities with unrealized losses at September 30, 2010 and December 31, 2009 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2010
Government sponsored enterprises	$1,005	$(2)	$—	$—	$1,005	$(2)
Corporate	—	—	993	(9)	993	(9)
Equity	—	—	22	(3)	22	(3)

Total temporarily impaired	$1,005	$(2)	$1,015	$(12)	$2,020	$(14)

December 31, 2009
Government sponsored enterprises	$13,748	$(252)	$—	$—	$13,748	$(252)
Corporate	—	—	991	(12)	991	(12)

Total temporarily impaired	$13,748	$(252)	$991	$(12)	$14,739	$(264)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For the nine months ended September 30, 2010 and 2009, the Company had impairment losses of $0 and $233,000, respectively.

At September 30, 2010, the government enterprises portfolio was backed by securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”) and the Federal Farm Credit Bureau (“FFCB”). The Municipal portfolio consists of an investment grade taxable municipal bond due October, 2015. The Corporate portfolio includes investment grade medium term notes issued by financial services companies maturing between February 2011 and October 2012. We hold an equity security which is an investment in another financial institution; the loss has been in a continuous loss position for twelve months. We have taken an impairment charge on the security in the past. During the nine month period, market value of this security has fluctuated and is currently at an unrealized loss of $3,500 which has improved from an unrealized loss of $6,000 at June 30, 2010. We had one security that has been in a continuous loss position for twelve months or more, a corporate note from a financial institution which is rated A2 with a fair value of $993,000 and a maturity date of February 2012. The decline in fair value is less than 1% of the amortized book value of the security. Management has reviewed these securities and believes no impairment charge is required for these securities at September 30, 2010.

The impairment charge in 2009 was related primarily to our investment in a mutual fund which since that time has increased in value by $299,000, which is included in other comprehensive income, since a “write up” in value through earnings is not permitted under accounting standards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

Contractual maturities of securities at September 30, 2010 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,992	$2,018
Due one to five years	3,019	3,075
Due five years to ten years	9,502	9,615
Due after ten years	2,999	3,007

	17,512	17,715

Equity	4,494	4,790
Mortgage-backed-residential	6,771	7,028

	$28,777	$29,533

Securities with a carrying value of $8.0 million and $9.0 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

There were no security sales for the nine months ended September 30, 2010 or 2009.

Note 4 – Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	September 30, 2010	December 31, 2009
One-to-four-family residential	$96,748	$96,677
Multi-family residential	15,756	17,832
Commercial	14,272	13,626
Construction and land	4,006	6,005
Consumer loans	6,553	6,204
Participations and loans purchased	6,233	7,777

Total loans, gross	143,568	148,121
Undisbursed portion of loans	(1,021)	(2,191)
Net deferred loan origination fees	(176)	(155)
Allowance for loan losses	(3,941)	(2,851)

Total loans, net	$138,430	$142,924

During the quarter, the Bank participated in the Federal Home Loan Bank’s MPFXtra program. This program is designed for financial institutions to generate liquidity and promote mortgage lending. Under this program, the Bank sold a one-to-four-family residential loan in the amount of $280,000 and generated a $6,000 gain on the sale. This loan was sold with recourse, therefore the Federal Home Loan Bank has the right to return the loan to the Bank if underwriting guidelines do not meet their standards. Year-to-date, the Bank has sold two loans totaling $504,000 and generated $8,000 in gains on the sales. Management intends to continue with this program to the extent that future loan originations meet the guidelines for the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

A summary of activity in the allowance for loan losses follows:

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$2,851	$775
Provision for loan losses	1,586	358
Recoveries	2	—
Loans charged off	(498)	(45)

Ending balance	$3,941	$1,088

Impaired loans, including troubled debt restructurings, were $10.5 million and $ 9.9 million as of September 30, 2010 and December 31, 2009, respectively. The allocated allowance for impaired loans was $2.5 million and $1.9 million for September 30, 2010 and December 31, 2009, respectively, on $9.6 million and $5.4 million of these impaired loans.

There was $1.0 million and $725,000 of loans with terms that were modified in troubled debt restructurings, with allocated allowance for loan losses of $120,000 and $89,000, respectively as of September 30, 2010 and December 31, 2009 included in impaired loans above. The Company has not committed additional funds to customers whose loans are classified as troubled debt restructurings.

Non-performing loans were as follows:

	September 30, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	13,521	11,328

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

During the nine months ended September 30, 2010, the Company continued to recognize a full valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

	September 30, 2010	December 31, 2009
Allocated shares	166,995	159,576
Unallocated shares	2,473	9,892

Total ESOP shares	169,468	169,468

Fair value of unallocated shares	$11	$32

Stock Option Plans

The Company adopted an Incentive Compensation Plan during 2003, which is in addition to the original stock option plan of 1997. Of the shares authorized for issuance under the plan, up to 40,000 shares may be issued with respect to awards of restricted stock and restricted units and up to 40,000 shares may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Internal Revenue Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual.

As of September 30, 2010 and December 31, 2009, there were 79,320 shares available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan. The table below is a summary of the status of all options under the 1997 and 2003 plans.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	73,237	$11.92

Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding and expected to vest at December 31, 2010	73,237	$11.92	6.4	$—

Options exercisable at September 30, 2010	29,737	$22.37	2.5	$—

As of September 30, 2010 and December 31, 2009, there was $85,000 and $130,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares will vest each year. The fair value of the stock award at the grant date was $28,000 which is being amortized over the five year vesting period. Amortization expense was $6,700 and $5,900 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, there were 4,000 shares nonvested with 1,000 shares vesting during the nine month period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

Assets measured at fair value on a recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities

September 30, 2010
Government sponsored enterprises	$13,077	$—	$13,077	$—
Corporate	4,089	—	4,089	—
Municipal	549	—	549	—
Equity	4,790	4,768	22	—
Mortgage-backed residential	7,028	—	7,028	—

	$29,533	$4,768	$24,765	$—

December 31, 2009
Government sponsored enterprises	$16,762	$—	$16,762	$—
Corporate	5,095	—	5,095	—
Municipal	512	—	512	—
Equity	4,672	4,647	25	—
Mortgage-backed residential	7,737	—	7,737	—

	$34,778	$4,647	$30,131	$—

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

September 30, 2010
Impaired loans, net	$7,118	$—	$—	$7,118
Real estate owned	2,233	—	—	2,233

December 31, 2009
Impaired loans, net	$3,526	$—	$—	$3,526
Real estate owned	1,611	—	—	1,611

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $9.6 million, with an allowance for loan losses of $2.5 million at September 30, 2010, compared to $5.4 million with an allowance for loan losses of $ 1.9 million at December 31, 2009. Changes in specific allowance allocations during the nine months ended September 30, 2010 on impaired loans carried at fair value resulted in an additional provision for loan losses of $975,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(table amounts in thousands of dollars, except share data)

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $2.2 million as of September 30, 2010. An impairment charge of $277,000 was included in earnings for the nine months ended September 30, 2010, the related property was sold during the second quarter of 2010 with an additional loss of $5,000.

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$19,510	$19,510	$11,975	$11,975
Loans receivable, net*	138,430	140,281	142,924	144,831
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	744	744	924	924

Financial liabilities
Deposits with no fixed maturity dates	$(57,338)	$(57,338)	$(58,122)	$(58,122)
Deposits with fixed maturity dates	(90,204)	(91,873)	(92,500)	(93,487)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(2,317)	(2,317)	(1,859)	(1,859)
FHLB advances	(40,979)	(45,418)	(39,985)	(42,855)
Accrued interest payable	(166)	(166)	(190)	(190)

*	Includes impaired loans

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

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, an inactive entity, and the Bank’s subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, at September 30, 2010 to its financial condition at December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 to the same periods in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at September 30, 2010 decreased $3.2 million or 1.5% to $215.4 million from $218.6 million at December 31, 2009. An increase of $7.5 million in cash and cash equivalents primarily in Federal funds sold, was offset by decreases of $5.2 million in securities available for sale and $4.5 million in loans receivable, net during the nine month period ended September 30, 2010 were the primary reasons for the change from December 31, 2009.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased $5.2 million from December 31, 2009 to September 30, 2010 primarily as a result of $18.8 million in debt security maturities and calls, partially offset by $13.0 million in securities purchases and a $550,000 increase in the market value of existing investments. The excess funds of $5.8 million were invested in Federal funds sold.

Loans receivable, net decreased $4.5 million to $138.4 million at September 30, 2010 from $142.9 million at December 31, 2009. During the period, loan originations and advances were $15.0 million, which were offset by $17.1 million of loan repayments and payoffs, net of $500,000 in net charge offs, a net increase in allowance for loan losses of $1.1 million and transfers to real estate owned of $1.3 million.

The allowance for loan loss was $3.9 million at September 30, 2010 compared to $2.9 million at December 31, 2009, while nonperforming loans were $13.5 million and $11.3 million for the comparable periods. The establishment of the allowance for loan losses is determined based on general factors such as the economy, charge off history, geographic loan concentrations, underwriting, the Bank’s management and staff turnover and specific reserves required due to anticipated losses on certain loans. During the first nine months of 2010, the factor for historical charge offs was increased due to the average charge off experience of the Company over the last eighteen to twenty-four months. The other general factors remained the same compared to December 31, 2009. The portion of the allowance that pertains to these general factors at September 30, 2010 was $1.4 million or 1.08% of total loans, excluding those designated as specific, with the remaining $2.5 million pertaining to specific loans which represents 23.78% of the identified loans. The Company believes that the increase in the allowance for loan losses is consistent with the performance of the loan portfolio during the nine months ended September 30, 2010 and the related credit risks inherent in the portfolio. Approximately 54.4% of the Company’s nonperforming loans are one-to-four family loans. Approximately 33.7% of the nonperforming one-to-four family loans were related to rental investment properties owned by investment companies controlled by two individuals. Multi-family, commercial, construction and land loans, and consumer loans represent approximately 12.3%, 26.4%, 6.8% and 0.1%, respectively, of the nonperforming loans at September 30, 2010. At September 30, 2010, 89.8% of the nonperforming commercial loans pertain to one borrower. Total nonperforming loans as a percentage of total gross loans were 9.42% at September 30, 2010 compared to 7.65% at December 31, 2009.

Real estate owned (“REO”) increased to $2.2 million at September 30, 2010 from $1.6 million at December 31, 2009 predominately due to $1.3 million in loans transferred into REO and a property sale of $424,000, which generated a $5,000 loss during the quarter. The values of the properties in the Company’s REO inventory were written-down $277,000 as a result of a decline in property values during the first nine months of 2010. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value less cost to sell as of September 30, 2010.

The following table sets forth information regarding nonaccrual loans and other real estate owned at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	September 30, 2010	December 31, 2009
Nonaccrual loans
One-to-four-family	$7,360	$5,892
Multi-family	1,667	1,155
Commercial	3,561	3,472
Construction and land	913	486
Consumer and other	20	323

Total nonaccrual loans	13,521	11,328
Loans past due 90 days still on accrual	—	—

Total nonperforming loans	13,521	11,328
Real estate owned	2,233	1,611

Total nonperforming assets	$15,754	$12,939

The following table sets forth the amount of the Company’s allowance for loan losses by type, the percent of allowance for loan losses by type to total allowance, and the percent of gross loans by type to total gross loans in each of the categories listed at the dates indicated.

	September 30, 2010			December 31, 2009
	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans	Amount	Percentage of Allowance to Total Allowance	Percentage of Gross Loans to Total Gross Loans
One-to-four-family	$2,700	68.49%	67.39%	$2,026	71.05%	65.27%
Multi-family	92	2.33	10.98	102	3.57	12.04
Commercial	508	12.90	9.94	94	3.31	9.20
Construction and land	474	12.04	2.79	491	17.21	4.05
Consumer and other	167	4.24	8.90	138	4.86	9.44

Total allowance for loan losses	$3,941	100.00%	100.00%	$2,851	100.00%	100.00%

Total liabilities at September 30, 2010 were $194.3 million, a decrease of $1.4 million, or 0.7%, compared to $195.7 million at December 31, 2009. The change was due primarily to a decrease in deposits of $3.1 million, or 2.0%, from December 31, 2009 offset by an increase of $994,000, or 2.5%, in Federal Home Loan Bank advances and an increase in advances from borrowers for taxes and insurance of $458,000, or 24.6%, during the nine months ended September 30, 2010. Deposits decreased as the Company continued to follow its interest rate risk strategy and allowed higher rate deposits to mature, which were partially replaced by lower costing advances from the Federal Home Loan Bank.

Stockholders’ equity decreased $1.8 million, or 7.9%, to $21.1 million at September 30, 2010 from $22.9 million at December 31, 2009. The decrease was primarily attributable to the net loss for the nine months ended September 30, 2010 of $2.5 million offset by an increase of $550,000 in accumulated other comprehensive income due to an increase in the market value of investments included in securities available for sale.

Results of Operations

The net loss for the quarter ended September 30, 2010 was $725,000, an increase of $185,000 from the net loss of $540,000 for the comparable quarter in 2009. The change was due to increases in the provision for loan loss of $75,000 and noninterest expense of $415,000, of which $245,000 represented an impairment charge on a real estate owned property, offset by increases in net interest income of $293,000 and noninterest income of $12,000. The net loss for the nine months ended September 30, 2010 was $2.5 million, an increase of $767,000 from the net loss recorded for the same period in 2009.

Net interest income for the quarter ended September 30, 2010 increased $293,000, or 25.6%, to $1.4 million from $1.1 million for the comparable quarter in 2009. The average yield on interest-earning assets decreased 92 basis points to 4.92% for the quarter ended September 30, 2010 from 5.84% for the same period in 2009, while average interest-earning assets decreased $9.3 million during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $91,000 during the quarter ended September 30, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 116 basis points to 1.94% from 3.10% for the quarters ended September 30, 2010 and 2009, respectively. Average interest-bearing liabilities decreased $8.0 million during the third quarter of 2010 compared to the third quarter of 2009. The interest rate spread increased 24 basis points to 2.98% for the quarter ended September 30, 2010 from 2.74% for the comparable quarter in 2009 while the net interest margin increased to 3.03% from 2.84% for the same period. The increases in the interest rate spread and margin were primarily due to the repricing of all deposit products at lower interest rates.

Net interest income for the nine months ended September 30, 2010 increased $587,000, or 15.7%, to $4.3 million from $3.7 million for the comparable period in 2009. The average yield on interest-earning assets decreased 73 basis points to 5.02% for the nine months ended September 30, 2010 from 5.75% for the same period in 2009, while average interest-earning assets decreased $9.9 million during the same time period. The average yield decreased partially as a result of foregone interest on nonaccrual loans of approximately $389,000. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 121 basis points to 2.04% from 3.25% for the nine months ended September 30, 2010 and 2009, respectively. Average interest-bearing liabilities decreased $6.5 million during the first nine months of 2010 compared to the first nine months of 2009. The interest rate spread increased 48 basis points to 2.98% from 2.50% while the net interest margin increased to 3.04% from 2.65% for the nine months ended September 30, 2010 compared to the same period in 2009. The increases in the interest rate spread and margin were primarily due to the repricing of maturing certificates of deposit at lower interest rates.

Management establishes provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, a $273,000 provision for loan loss was established for the quarter ended September 30, 2010 compared to $198,000 for the same quarter in 2009. The provision consists of $68,000 for loans specifically identified as having a loss potential and $205,000 for the remaining general loan population. The loan loss provision was $1.6 million and $358,000 for the nine months ended September 30, 2010 and 2009, respectively. The provision for the nine months ended September 30, 2010 consisted of $975,000 for loans specifically identified as having a loss potential and $625,000 for the remaining general loan population. The increase in the loan loss provision is the combined result of an increase in impaired loans, a decrease in the fair value of underlying collateral and an increase in the general allocations of dollars consistent with the increase in nonperforming loans during the quarter and nine months ended September 30, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2010 is maintained at a level that represents management’s best estimate of incurred losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased $12,000 to $161,000 for the quarter ended September 30, 2010 compared to $149,000 for the quarter ended September 30, 2009. The increase was primarily due to a $6,000 gain on the sale of a loan during the quarter and a $7,000 increase in service fee income. Noninterest income decreased $4,000 to $452,000 for the nine months ended September 30, 2010 from $456,000 for the same period in 2009.

Noninterest expense increased $415,000 to $2.0 million for the quarter ended September 30, 2010 from $1.6 million for the corresponding three month period in 2009. The increase for the quarter was primarily the result of a $397,000 increase in real estate owned and impairment expenses. This increase was the result of a $250,000 writedown in value on one property in the portfolio with the remaining increase due to general increases in expenses for the maintenance of properties held in real estate owned. Noninterest expense increased $34,000 to $5.7 million for the nine months ended September 30, 2010 from $5.6 million for the corresponding period in 2009. The increase was primarily the result of an increase in real estate owned and impairment expenses of $245,000 during the first nine months of 2010 offset by a decrease of $233,000 in losses on impairment of equity securities as there were no charges during the nine months ended September 30, 2010.

There was no federal income tax benefit recorded for the three or nine months ended September 30, 2010 compared to a tax benefit of $0 and $88,000 recorded for the three and nine months ended September 30, 2009, respectively. The change in the income tax benefit for the three and nine month periods was attributable to the deferred tax asset valuation allowance which was established in 2009. The Company began recognizing a deferred tax asset valuation allowance, due to uncertainty as to whether the deferred tax assets would be fully utilized in future periods, during the first quarter of 2009.

Liquidity and Capital Resource

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $1.4 million and $(323,000) for the nine months ended September 30, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities, and repayments on mortgage-backed securities. Net cash provided by (used in) investing activities were $7.8 million and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements. The net cash provided by (used in) financing activities was $(1.6) million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $19.7 million, or 9.17% of adjusted total assets, which is above the required level of $8.6 million, or 4.0%; and total risk-based capital of $21.2 million, or 17.36% of risk-weighted assets, which is above the required level of $9.8 million, or 8.0%. Accordingly, the Bank was categorized as well capitalized at September 30, 2010. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

A notification from the Office of Thrift Supervision (“OTS”) received in July 2008, which was received subsequent to the Bank entering into a Supervisory Agreement with the OTS in February 2007, remains in effect as of September 30, 2010. The notification requires the Bank to obtain OTS approval for any capital distribution, including the payment of a dividend from the Bank to the Company. Management believes future dividend requests, if necessary, will be approved given the Bank’s current capital levels. The agreement and subsequent notification will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the agreement could result in the initiation of formal enforcement action by the OTS.

At September 30, 2010, the Bank had outstanding commitments to originate mortgage loans of $1.1 million, commitments under unused lines of credit of $1.4 million and undisbursed portions of construction loans of $852,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. In addition, the Bank has a commitment to purchase $1.0 million of mortgage-backed securities during October 2010. Certificate accounts that are scheduled to mature in less than one year from September 30, 2010 totaled $52.4 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2010, the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (7)% and would result in a $2.2 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2010, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$23,808	$(5,104)	(18)%	11.04%	(165	)bp
+ 200 bp	26,747	(2,165)	(7)	12.12	(57	)bp
+ 100 bp	28,690	(222)	(1)	12.76	6	bp
0 bp	28,912	—	—	12.69	—
– 100 bp	27,751	(1,162)	(4)	12.10	(59	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management has not yet completed the computation of NPV as of September 30, 2010, but estimates that the results would not be materially different than those presented above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A to Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first nine months of 2010 under the program. A total of 43,682 shares remain available for repurchase under the program.

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

PARK BANCORP, INC.

Date: November 15, 2010	/S/ DAVID A. REMIJAS
David A. Remijas
Chairman and Chief Executive Officer

Date: November 15, 2010	/S/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer