Form 10-K
period 2010-12-31
PARK BANCORP INC
filed 2011-03-31
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $3,180,000 based on the closing price of the common stock of $4.30 per share on June 30, 2010.

As of March 31, 2011, the Registrant had outstanding 1,193,174 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 17, 2011 are incorporated into Part III.

PARK BANCORP, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four-family residences. At December 31, 2010, the Bank had total gross loans of $141.9 million, of which $98.2 million were one-to-four family residential mortgage loans, or 69.15% of the Bank’s total gross loans. The remainder of the portfolio consists of $15.1 million of multi-family mortgage loans, or 10.66% of total gross loans; $13.0 million of commercial real estate loans, or 9.18% of total gross loans; $3.8 million of construction and land loans, or 2.67% of total gross loans; and consumer and other loans of $11.8 million, or 8.34% of total gross loans. The Bank had no loans held for sale at December 31, 2010.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Executive Committee, a management committee of the Bank. All real estate loans must be approved by the Executive Committee. The maximum loan amount is $500,000 unless approved by the Board of Directors. Pursuant to Office of Thrift Supervision (“OTS”) regulations, loans to one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus without regulatory notification. At December 31, 2010, the Bank has multiple loans to investment companies controlled by two individuals that are collectively in excess of regulatory limits due to the decrease in the Bank’s equity from 2009.

All dollar amounts in the tables throughout this Form 10-K are in thousands, except share and per share data.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate
Residential
One-to-four- family	$98,179	69.15%	$96,677	65.27%	$92,829	65.90%	$86,427	58.08%	$87,417	57.41%
Multi-family	15,135	10.66	17,832	12.04	19,338	13.73	23,882	16.05	22,748	14.94
Commercial	13,032	9.18	13,626	9.20	13,549	9.62	12,782	8.59	16,494	10.83
Construction and land	3,796	2.67	6,005	4.05	5,358	3.80	9,542	6.41	13,371	8.78

Consumer and other	11,844	8.34	13,981	9.44	9,788	6.95	16,176	10.87	12,239	8.04

Total gross loans	141,986	100.00%	148,121	100.00%	140,862	100.00%	148,809	100.00%	152,269	100.00%

Undisbursed portion of loans	(1,091)		(2,191)		(1,287)		(1,857)		(3,083)
Net deferred loan origination fees	(192)		(155)		(220)		(275)		(373)

Allowance for loan losses	(5,144)		(2,851)		(775)		(640)		(637)

Total loans, net	$135,559		$142,924		$138,580		$146,037		$148,176

Loan Maturity. The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2010. The table does not include principal prepayments.

	One-to- Four- Family	Multi- Family	Commercial	Construction and Land	Consumer and Other	Total Gross Loans
Amounts due
One year or less	$31	$3,304	$—	$3,304	$1,100	$7,739

More than one year to three years	341	3,276	1,344	270	3,192	8,423
More than three years to five years	729	2,532	2,493	75	4,689	10,518
More than five years to ten years	10,041	2,538	3,821	—	178	16,578
More than ten years	87,037	3,485	5,374	147	2,685	98,728

Total due after December 31, 2011	98,148	11,831	13,032	492	10,744	134,247

Total gross loans	$98,179	$15,135	$13,032	$3,796	$11,844	$141,986

The following table sets forth at December 31, 2010 the dollar amount of total gross loans contractually due after December 31, 2011 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2011
	Fixed	Adjustable	Total
Real estate loans
Residential
One-to-four-family	$83,593	$14,555	$98,148
Multi-family	11,831	—	11,831
Commercial	13,032	—	13,032
Construction and land	345	147	492
Consumer and other	6,119	4,625	10,744

Total gross loans	$114,920	$19,327	$134,247

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

The following table sets forth the Bank’s loan originations, purchases, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
Beginning balance, net	$142,924	$138,580	$146,037
Loans originated
One-to-four-family	13,123	13,119	22,094
Multi-family	1,013	1,330	780
Commercial	3,419	2,067	3,337
Construction and land	335	1,289	1,492
Consumer	1,065	2,057	1,588

Total loans originated	18,955	19,862	29,291
Loan participations	(1,677)	1,240	1,718

	17,278	21,102	31,009

Principal payments	(21,845)	(13,618)	(38,172)
Transfer to real estate owned	(1,605)	(160)	(729)
Change in allowance for loan losses	(2,293)	(2,076)	(135)
Change in undisbursed loan funds	1,100	(904)	570

Ending balance, net	$135,559	$142,924	$138,580

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

Pursuant to the Bank’s current underwriting policies, a multi-family mortgage loan may be made in an amount up to 75% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a multi-family loan are appraised by an independent appraiser. Title and property insurance are required on all multi-family loans.

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

Construction and Land Lending. The Bank originates construction and land loans in its primary market areas. The Bank’s construction loans primarily are made to finance development of one-to-four-family residential properties. These loans are primarily fixed-rate loans with maturities of one year or less. The Bank’s policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of one-to-four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as regular inspections warrant. Land loans generally do not exceed 70% of the actual cost or current appraised value of the property at the date of origination, whichever is less.

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

The Bank invests in loan participations from other financial institutions in its primary market area. At December 31, 2010, the Bank had $6.1 million in loan participations serviced by others, totaling 4.30% of the gross loan portfolio. The Bank may invest in loan participations to supplement reduced loan demand, as needed. Loan participations must meet the same underwriting criteria as loans originated by the Bank. The participation and purchased loans consist of $3.0 million in one-to-four family loans and $3.1 million of commercial real estate loans.

Delinquencies and Classified Loans. The Board of Directors and management perform a monthly review of all loans sixty days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank sends the borrower a written notice of nonpayment after the loan is sixteen days past the due date. If the loan is not brought current and it becomes necessary to take legal action, which occurs after a loan is delinquent at least 60 days, the Bank may commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold.

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

The Bank’s Executive Committee reviews and classifies the Bank’s loans monthly and reports the results of its review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 2010, the Bank had loans, net of undisbursed funds, classified as “Special Mention” of $1.6 million and $12.3 million of loans classified as “Substandard.” No loans were classified as “Doubtful” or “Loss.”

Nonaccrual and Past-Due Loans. The following table sets forth information regarding nonaccrual loans net of LIP and deferred fees, and other real estate owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due unless management determines all principal and interest due on the loan will be collected in the future. At December 31, 2010, there were six loans totaling $1.0 million that were 60 to 89 days delinquent and still accruing interest and three loans totaling $698,000 that were 90 days or more past due and still accruing interest.

	At December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans
Residential real estate
One-to-four-family	$7,950	$5,892	$780	$190	$461
Multi-family	2,195	1,155	—	—	—
Commercial	822	3,472	—	—	1,835
Construction and land	734	486	—	—	—
Consumer and other	605	323	—	—	45

Total nonaccrual loans	12,306	11,328	780	190	2,341
Total past due over 90 days still on accrual	—	—	—	—	—

Total non-performing loans	12,306	11,328	780	190	2,341
REO	1,794	1,611	1,874	2,449	2,261

Total non-performing assets	$14,100	$12,939	$2,654	$2,639	$4,602

The Bank had $1.6 million in troubled debt restructured loans at December 31, 2010, of which $193,000 were classified as nonperforming and are included in one-to-four-family nonaccrual loans in the table above. The remaining $1.4 million of the troubled debt restructured loans are classified as performing and consist of one-to-four-family loans. At December 31, 2009, there were troubled debt restructured loans of $725,000 none of which were classified as nonperforming at that date.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectability of the respective loan types. The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable

The following table sets forth activity in the Bank’s allowance for loan losses for the years set forth in the table.

	At December 31,
	2010	2009	2008	2007	2006
Balance at beginning of year	$2,851	$775	$640	$637	$2,368
Provision for loan losses	4,130	2,222	184	75	249
Charge-offs
One-to-four-family	(473)	(95)	(36)	(8)	—
Multi-family	—	—	—	(27)	(1,615)
Commercial	(923)	—	—	—	(437)
Construction and land	(198)	—	—	—	—
Consumer and other	(247)	(51)	(14)	(37)	(5)

Total charge-offs	(1,841)	(146)	(50)	(72)	(2,057)
Recoveries	4	—	1	—	77

Balance at end of year	$5,144	$2,851	$775	$640	$637

	At December 31,
	2010	2009	2008	2007	2006
Net charge-offs to average gross loans outstanding	1.27%	0.10%	0.03%	0.05%	1.24%

Allowance for loan losses as a percent of gross loans receivable	3.62	1.92	0.55	0.43	0.43

Allowance for loan losses as a percent of total non-performing loans	41.80	25.17	99.36	336.84	27.21

Non-performing loans as a percent of gross loans receivable(1)	8.67	7.65	0.55	0.13	1.54

Non-performing assets as a percentage of total assets(2)	6.66	5.92	1.21	1.20	2.03

(1)	Non-performing loans consist of nonaccrual loans and 90 days delinquent and still accruing interest.

(2)	Non-performing assets consist of non-performing loans and REO.

The following table sets forth the amount of the Bank’s allowance for loan losses by loan category, the percent of allowance for loan losses by loan category to total allowance, and the percent of gross loans by loan category to total gross loans at the dates indicated.

	At December 31,
	2010			2009			2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total
One-to-four-family	$3,839	74.63%	69.15%	$2,026	71.05%	65.27%	$529	68.26%	65.90%	$319	49.85%	58.08%	$139	21.82%	57.41%
Multi-family	410	7.97	10.66	102	3.57	12.04	108	13.93	13.73	47	7.34	16.05	68	10.67	14.94
Commercial	135	2.63	9.18	94	3.31	9.20	48	6.19	9.62	63	9.84	8.59	174	27.32	10.83
Construction and land	585	11.37	2.67	491	17.21	4.05	14	1.81	3.80	40	6.25	6.41	127	19.94	8.78
Consumer and other	175	3.40	8.34	138	4.86	9.44	76	9.81	6.95	171	26.72	10.87	129	20.25	8.04

Total allowance for loan losses	$5,144	100.00%	100.00%	$2,851	100.00%	100.0%	$775	100.00%	100.00%	$640	100.00%	100.00%	$637	100.00%	100.00%

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

All government sponsored enterprises securities held at December 31, 2010 are callable at the option of the issuer, which also presents prepayment risk to the Company.

The following table sets forth information regarding the carrying amount and fair values of the Company’s securities at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Government sponsored enterprises	$12,004	$11,936	$16,981	$16,762	$25,091	$25,326
Corporate	5,004	5,073	5,010	5,095	4,089	3,816
Municipal	502	533	502	512	—	—
Mortgage-backed residential
FNMA (1)	3,599	3,726	4,167	4,228	5,526	5,432
FHLMC (2)	2,048	2,134	2,398	2,467	3,102	3,070
GNMA (3)	1,866	1,882	1,020	1,042	1,230	1,189
Equity (4)	4,486	4,747	4,493	4,672	4,762	4,762

Total available for sale	$29,509	$30,031	$34,571	$34,778	$43,800	$43,595

(1)	Federal National Mortgage Association.
(2)	Federal Home Loan Mortgage Corporation.
(3)	Government National Mortgage Association.
(4)	$4.7 million is invested in a mutual fund that invests primarily in Government sponsored enterprise securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing, with additional investments in U.S. government agency securities. The remaining investment of $17,000 consists of an investment in the common stock of one financial institution. During January, 2011 the Company sold its interest in the mutual fund. Gross proceeds from the sale were $4.7 million and generated a gain on the sale of $270,000.

The table below sets forth certain information regarding the carrying amount, weighted average yields, and contractual maturities of the Company’s securities as of December 31, 2010. All of the Company’s securities are classified as available for sale. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown in the total column only.

	At December 31, 2010
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Government sponsored enterprises	$—	—%	$1,003	1.37%	$7,957	2.17%	$2,976	2.35%	$11,936	2.15%
Corporate	2,004	3.68	2,063	5.19	1,006	3.08	—	—	5,073	4.18
Municipal	—	—	533	3.89	—	—	—	—	533	3.89
Mortgage-backed residential
FNMA	—	—	—	—	—	—	—	—	3,726	2.38
FHLMC	—	—	—	—	—	—	—	—	2,134	2.49
GNMA	—	—	—	—	—	—	—	—	1,882	3.13
Equity	—	—	—	—	—	—	—	—	4,747	2.82

Total securities	$2,004	3.68%	$3,599	3.93%	$8,963	2.27%	$2,976	2.35%	$30,031	2.74%

All government sponsored enterprise securities are callable at the option of the issuing agency. Callable rate FHLB advances totaled $28.0 million at December 31, 2010. The Company has call risk on both the investing and borrowing positions.

Sources of Funds

General. Deposits, loan payments, cash flows generated from operations, and FHLB advances are the primary sources of the funds we use in lending, investing, and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of passbook savings, NOW accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. At December 31, 2010, the Bank had $51.5 million of certificate accounts maturing in a year or less. The Bank’s deposits are obtained predominantly from the areas surrounding its banking offices. The Bank relies primarily on customer service and competitive rates to attract and retain these deposits.

At December 31, 2010, the Bank had $35.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
Three months or less	$3,877	1.63%
Over three through six months	7,341	1.68
Over six through twelve months	8,520	1.19
Over twelve months	16,122	2.61

Total	$35,860	1.98%

The following table sets forth the distribution of the Bank’s deposit accounts for the years indicated.

	December 31,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Passbook accounts	$30,388	20.42%	$29,382	19.51%	$27,459	19.95%
Money market savings accounts	11,119	7.47	12,357	8.20	8,084	5.87
NOW accounts	10,010	6.73	9,573	6.36	8,500	6.18
Non-interest-bearing accounts	6,525	4.39	6,810	4.52	6,152	4.47

Total transaction accounts	58,042	39.01	58,122	38.59	50,195	36.47

Certificate accounts
0.00% to 0.99%	18,886	12.69	652	0.43	—	—
1.00% to 1.99%	35,904	24.13	28,593	18.98	2,519	1.83
2.00% to 2.99%	19,528	13.12	29,425	19.54	18,243	13.25
3.00% to 3.99%	13,601	9.14	25,079	16.65	41,271	29.98
4.00% to 4.99%	2,812	1.89	8,611	5.72	22,294	16.20
5.00% to 5.99%	24	0.02	140	0.09	3,127	2.27

Total certificate accounts	90,755	60.99	92,500	61.41	87,454	63.53

Total deposits	$148,797	100.00%	$150,622	100.00%	$137,649	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2010.

	Period to Maturity from December 31, 2010
	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	More than 4 Years	Total
Certificate accounts
0.00% to 0.99%	$17,365	$1,521	$—	$—	$—	$18,886
1.00% to 1.99%	19,457	13,285	2,674	275	213	35,904
2.00% to 2.99%	11,720	2,980	512	575	3,741	19,528
3.00% to 3.99%	1,677	21	1,304	5,928	4,671	13,601
4.00% to 4.99%	1,230	654	928	—	—	2,812
5.00% to 5.99%	24	—	—	—	—	24

Total	$51,473	$18,461	$5,418	$6,778	$8,625	$90,755

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB.

The Bank obtains advances from the FHLB upon the security of its capital stock in the FHLB of Chicago and a portion of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates in accordance with the policies of the OTS and the FHLB. The Bank had $39.8 million of FHLB advances outstanding at December 31, 2010, with interest rates ranging from 1.89% to 4.68%, and that mature on various dates through October 2018. Advances totaling $28.0 million were subject to certain call options by the FHLB. If FHLB advances are called, the Company generally has the ability to refinance them, although the interest rates on new advances may be higher.

The Company’s borrowings also include collateralized borrowings through securities sold under repurchase agreements. The Company maintains physical control over the securities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2010	2009	2008
Balance at year end	$2,600	$2,600	$3,239
Maximum month-end balance during the year	2,600	3,239	3,239
Average balance during the year	2,600	2,901	3,235
Average interest rate at year end	3.15%	3.11%	3.92%
Average interest rate during the year	3.15%	3.29%	3.96%

Subsidiary Activities

The Company has engaged in the business of purchasing unimproved land for development into residential subdivisions of primarily single-family lots through its wholly owned subsidiaries, PBI and GPS. During the years ended December 31, 2010 and 2009 these subsidiaries were inactive.

Employees

At December 31, 2010, the Company had 57 full-time equivalent employees. None of the Company’s employees are represented by any collective bargaining group. Management considers its relationship with employees to be excellent.

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

The Company, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the insurer of its deposits; however, as discussed below in more detail, the Office of the Comptroller of the Currency (the “OCC”) will become the primary regulator of the Bank and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will become the primary federal regulator of the Company upon the merger of the OTS into the OCC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd- Frank Act”). The Bank is also a member of the Federal Home Loan Bank (the “FHLB”) of Chicago and may be subject to examination by the FHLB of Chicago. The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OTS and, under certain circumstances, the FDIC perform periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of customers, the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion with respect to their supervisory and enforcement activities and examination policies, including policies governing the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Within approximately one year from the passage of the Dodd-Frank Act, the OCC and the Federal Reserve will assume the regulatory duties of the OTS with respect to the Bank and the Company, respectively. Consequently, the Bank will file the foregoing reports, seek regulatory approval from, and be subject to examinations by, the OCC and the Company will be subject to examinations by the Federal Reserve.

The Bank entered into a Supervisory Agreement (“the Supervisory Agreement”) with the OTS effective February 26, 2007. The Supervisory Agreement provides that the Bank will take a number of actions including, but not limited to, (1) adherence to certain regulatory compliance standards; (2) preparation of an updated three-year business plan; (3) adoption of policies and procedures relating to the preparation and filing of suspicious activities reports; (4) adoption of revised policies for the classification of assets, loan underwriting, and allowance for loan and lease losses; (5) board of director monitoring and preparation of a resolution plan for certain real estate owned property; and (6) the establishment of a board committee which will oversee corrective action relating to the recent OTS examination report, third-party reviews, and internal and external audits.

In July 2008, the Bank received notice from the OTS supplementing the Supervisory Agreement. The notification requires the Bank to obtain OTS approval for any capital distribution, including payment of a dividend from the Bank to the Company. The Bank received approval from the OTS for a $1.0 million dividend from the Bank to the Company in 2008.

On January 24, 2011, the Company entered into a Memorandum of Understanding (“Memorandum”) with the OTS. Under the terms of the MOU, the Company agreed with the OTS to, among other things, (1) provide the OTS with periodic cash flow plans, (2) not incur or redeem any debt or declare or pay any dividends without prior OTS approval, (3) submit any proposed Board or management changes to the OTS for prior approval, and (4) not enter into, revise or renew any existing compensation or employment agreements without OTS approval. Prior to the issuance of the MOU, the Company had already undertaken a number of the steps specified in the MOU including, but not limited to, the Company’s prior suspension of dividends and redemption of stock. The Company believes that it is currently in compliance with the MOU.

The Memorandum requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the Memorandum could result in the initiation of a formal enforcement action by the OTS. The Memorandum will remain in effect until terminated, modified, or suspended in writing by the OTS.

On January 24, 2011, the Bank entered into a Stipulation and Consent to Issuance of an Order to Cease and Desist (“Order”) with the OTS. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the OTS. Other material provisions of the Order require the Bank to:

•	Submit a revised Capital and Business Plan;

•	Revise its policy with respect to the allowance for loan losses;

•	Revise its internal asset review and classification program;

•	Develop a plan for the resolution of all REO properties and any adversely classified loans in excess of $500,000;

•	Not extend additional credit to borrowers whose loan had been charged off or classified as “loss” and is uncollected;

•	Revise its Credit Concentration Program;

•	Limit its quarterly growth of average assets to net interest credited on deposits;

•	Revise its lending and collection policies and practices;

•	Enhance its written funds management and liquidity policy;

•	Obtain an independent study of management and the personnel structure of the Bank; and

•	Prepare and submit progress reports to the OTS.

The Order requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the Order could result in the initiation of further enforcement actions by the OTS. The Order will remain in effect until terminated, modified, or suspended in writing by the OTS. The Supervisory Agreement described above has been superseded by the Order.

Recent Developments

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact either on the financial services industry as a whole or on the Company’s business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act also includes provisions that, among other things, will:

•

Eliminate the OTS one year from the date of the act’s passage, and the OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Bank. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company. It is expected that the OCC and the Federal Reserve will maintain most of the current regulations applicable to federal thrifts and their holding companies, however, these agencies will have the authority to revise such regulations in the future and it is uncertain if and when these agencies may amend or revise the regulations applicable to federal thrifts and their holding companies. In addition, the Federal Reserve will have authority to set capital levels for savings and loan holding companies.

•

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•

Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•

Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•

Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•

Implement corporate governance revisions, including with regard to executive compensation, including say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Limit the hedging activities and private equity investments that may be made by various financial institutions.

As noted above, the Dodd-Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd-Frank Act, the ultimate impact of which will not be known for some time.

S.A.F.E. Act Requirements.

On July 28, 2010, the OTS jointly issued final rules with the Federal Reserve, OCC, FDIC, Farm Credit Administration and National Credit Union Administration which require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including federal savings banks, to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (S.A.F.E. Act). The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered. According to the final rule, due to various system modifications and enhancements required to make the existing system capable to accept federal registrants, the system was not able to accept federal registrants until January 31, 2011. The Bank must register its employees before July 31, 2011 to be in compliance with the final rule.

Regulation of Federal Savings Institutions

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings institutions such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage. In particular, certain lending authority for federal savings institutions with respect to commercial, nonresidential real property loans and consumer loans is limited to a specified percentage of an institution’s capital or assets. As noted above, the OTS currently has responsibility for ensuring that the Bank complies with these laws and regulations, but the OCC will assume such responsibilities and duties after the OTS is merged into the OCC pursuant to the Dodd-Frank Act.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular circumstances. At December 31, 2010, the Bank met each of the foregoing capital requirements.

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

Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit, if not fully secured, to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent or extended, equal to an additional 10% of the institution’s unimpaired capital and surplus, if such additional amount is fully secured by readily marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted interagency guidelines prescribing standards for safety and soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. These standards relate to, among other matters, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate exposure, compensation, and other operational and managerial matters. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. As referred to above, the Company has received an MOU and the Bank has received an Order from the OTS on January 24, 2011.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before the institution makes any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two highest categories); if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; if the institution would be undercapitalized following the distribution; or if the distribution would otherwise be contrary to a statute, regulation, agreement with the OTS or condition imposed by the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if the institution meets certain criteria (e.g., if the institution is a subsidiary of a holding company). If the Bank’s capital were to fall below its regulatory requirements or the OTS notified the Bank of necessary increased supervision, its ability to make capital distributions could be restricted (as is currently the case pursuant to the terms of the Order). In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulations if the OTS determined that such distribution would constitute an unsafe or unsound practice.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, such as restrictions on investments, activities and branching. As of December 31, 2010, the Bank maintained 93.50% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Dodd-Frank Act also included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

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

Insurance of Deposit Accounts. Due to the recent difficult economic conditions in the United States, deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The Dodd-Frank Act has now made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.

In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) in October of 2008 by which, for a fee, noninterest bearing transaction accounts received unlimited FDIC insurance coverage through December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012. We elected to participate in both the unlimited non-interest bearing transaction account coverage and the unsecured debt guarantee program.

Under the Transaction Account Guarantee Program (“TAGP”), the FDIC provided unlimited deposit insurance coverage initially through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions that participated in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the additional deposit insurance was in place. The FDIC authorized an extension of the TAGP through December 31, 2010 for institutions participating in the original TAGP, unless an institution opted out of the extension period. During the extension period, fees increased to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. Importantly, the Dodd-Frank Act now provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including IOLTA’s but excluding interest bearing NOW accounts, without an additional fee at insured institutions such as the Bank through December 31, 2012.

The TLGP also included the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. The Company did not issue any debt under the DGP. The FDIC also established an emergency debt guarantee facility through April 30, 2010 through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would be subject to an annualized assessment rate equal to a minimum of 300 basis points. The Company did not issue any debt under this program. The Dodd-Frank Act also authorizes the FDIC to guarantee debt of solvent institutions and their holding companies in a manner similar to the DGP; however, the FDIC and the Federal Reserve must make a determination that there is a liquidity event that threatens the financial stability of the United States and the United States Department of the Treasury must approve the terms of the guarantee program.

The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020. Also, the Dodd-Frank Act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized,” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses); “B” (institutions demonstrating weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the DIF); and “C” (institutions that pose a substantial probability of loss to the DIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments.

Prior to the passage of the Dodd-Frank Act, assessments for FDIC deposit insurance ranged from seven to seventy-seven basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank paid a total of $2.2 million in deposit insurance assessments in 2009 including $495,000 related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $6.6 million.

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC has recently issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. The FDIC has stated that the new assessment schedule, which will be effective as of April 1, 2011, should result in the collection of assessment revenue that is approximately revenue neutral compared to the current method of calculating assessments. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.

In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (FICO), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund. During 2010, the Bank’s FICO assessment totaled approximately $15,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

Federal Home Loan Bank (FHLB) System. The Bank is a member of the FHLB of Chicago. The FHLB system consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid loans, or 5% of its aggregate amount of outstanding advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2010, of $5.4 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The FHLB of Chicago has not paid a dividend from 2007 through 2010; the elimination of the dividend has reduced our net interest income. During the first quarter of 2011, the Bank did receive a dividend; however, future dividends will be dependent on the financial results of the FHLB of Chicago. If interest on future Federal Home Loan Bank advances were increased, our net interest income would likely also be reduced.

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

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency provisions, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts.

The Bank is subject to BSA and PATRIOT Act requirements. The OTS carefully reviews an institution’s compliance with these requirements when examining an institution and considers the institution’s compliance when evaluating an application submitted by an institution. The OTS may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

Consumer Protection Laws. The Bank is subject to numerous consumer protection laws and regulations, such as the following: the Truth-In-Lending Act; the Home Mortgage Disclosure Act of 1975; the Equal Credit Opportunity Act; the Fair Credit Reporting Act of 1978; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. Among other things, these statutes and regulations:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;

•	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

As noted above, the new Bureau of Consumer Financial Protection will now have authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau will have the power to examine the compliance of financial institutions with in excess of $10 billion in assets with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the OTS/OCC since the Bank does not meet this $10 billion asset level threshold.

Savings and Loan Holding Company Regulation

General. The Company is a savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank. As noted above, the Federal Reserve will be responsible for regulating savings and loan holding companies in the future and will have responsibility for implementing the regulations applicable to the Company as described herein.

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

The Company does not believe that the GLB Act has had thus far, or will have in the near future, a material adverse effect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

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

2008 Emergency Economic Stabilization Act

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”). EESA authorized the Secretary of the U.S. Department of the Treasury (“Treasury”) to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury, pursuant to its authority under EESA, announced the CPP. Pursuant to the CPP, qualifying public financial institutions were allowed to issue senior preferred stock to the Treasury in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever is less. Financial institutions participating in the CPP were required to agree and comply with certain restrictions, including restrictions on dividends, stock redemptions and repurchases, and executive compensation. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes. Neither the Company nor the Bank is participating in the CPP.

ITEM 1A.	RISK FACTORS

Our business, operating results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. You should carefully consider the risks and uncertainties described below together with all of the information included in this report, including our consolidated financial statements and related notes for the year ended December 31, 2010. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may have a material adverse effect on our business, operating results and financial condition.

Continued adverse conditions in the U.S. economy, and in particular the greater Chicago area, could have a material adverse effect on our business and results of operations.

Over the past three years, the strength of the U.S. economy in general and the strength of the economy in the Chicago area in particular has declined. A sustained deterioration in national or local economic conditions could result in, among other things, a continuation in the deterioration of our credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in even higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our business, financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally or in the Chicago-area markets has and may continue to cause a decrease in the demand for loans and other products and services that we offer and/or an increase in the number of borrowers or other counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

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

As we have experienced during 2010, the volume and credit quality of our one-to-four family and multi-family residential mortgages and loans may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates. These factors could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans, the value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

We maintain an allowance for loan losses which management believes is sufficient to absorb probable incurred credit losses inherent in our loan portfolio. See “Item 1.—Business—Lending Activities—Allowance for Loan Losses.” The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. As a percentage of gross loans, the allowance was 3.62% at December 31, 2010. Over the past year, we substantially increased our allowance as a percentage of gross loans based on management’s analysis of our credit quality, including a significant increase in non-performing loans, a decrease in real estate values in our lending markets and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate. We cannot predict whether our regulators would ever compel us to increase our allowance. Although we believe our loan loss allowance is adequate to absorb probable incurred losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

Our Company is highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices and enforcement actions.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to operate our business and result in damage to our reputation. Finally, any material failure to comply with the provisions of the Memorandum of Understanding or the Order to Cease and Desist, which we entered into with the Office of Thrift Supervision (“OTS”) in January 2011, could result in additional enforcement actions by the OTS. While the Company intends to take such actions as may be necessary to comply with the requirements of the MOU and the Order, there can be no assurance that the Company will be able to comply fully, or that efforts to comply with the MOU and the Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

The impact of the recently enacted Dodd-Frank Act is still uncertain, is expected to increase our regulatory compliance burden and costs of doing business and could result in enhanced capital and leverage requirements and restrictions on certain products and services we offer.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a sweeping financial reform bill, was signed into law. This new law will result in a number of new regulations that potentially could impact community banks. The act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations. See “Supervision and Regulation”.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

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

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last three years has continued to compress our net interest margin. Also, if market rates increase, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply and instability in domestic and foreign financial markets.

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

The FDIC sets the rates for deposit insurance premiums to maintain the Deposit Insurance Fund and may impose additional emergency special assessments to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. An increase in these rates will have a negative impact on the Company’s earnings.

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

We will incur additional expenses related to the issuance of the Cease and Desist Order.

We will incur additional expenses as a result of the Order to Cease and Desist that the Company entered into with the OTS on January 24, 2011. Certain operating costs tend to increase at financial institutions that are subject to Cease and Desist Orders issued by regulatory agencies. Such expenses include, but are not limited to, professional fees, such as legal, consulting and independent accountant’s fees; insurance, such as blanket bond and Directors and Officers liability insurance; regulatory costs, such as the FDIC insurance premiums and OTS assessments.

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

The Company’s common stock is traded on the The NASDAQ Capital Market under the symbol “PFED.” The Company had 194 stockholders of record at March 28, 2011. The table below shows the reported high and low sales price of the common stock and dividends declared during the periods indicated in 2010 and 2009.

	2010			2009
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$7.30	$3.41	$—	$5.98	$2.85	$—
Second quarter	5.65	4.15	—	10.95	4.00	—
Third quarter	4.66	4.25	—	9.79	5.21	—
Fourth quarter	5.07	3.25	—	7.29	3.14	—

Dividend Policy

The Company’s Board of Directors has the authority to declare dividends on the Company’s common stock, subject to statutory and regulatory requirements. During 2010 and 2009, the Company did not declare or pay any dividends on its common stock. The payment of dividends in the future, if any, would depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by OTS policy and regulations, be paid in addition to, or in lieu of, regular cash dividends.

Any dividends that the Company pays in the future may depend, in part, upon receipt of dividends from the Bank, because the Company generally has no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to the loan to the employee stock ownership plan. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions. See “Supervision and Regulation—Regulation of Federal Savings Institutions—Limitation on Capital Distributions”. Pursuant to the Stipulation and Consent to Issuance of an Order to Cease and Desist, entered into by the Bank with the OTS in January 2011, the Bank must obtain the prior approval of the OTS for any capital distributions, including the payment of a dividend from the Bank to the Company. Moreover, pursuant to the Memorandum of Understanding entered into by the Company with the OTS, the Company must obtain prior approval of the OTS to pay any dividends on its common stock. See “Supervision and Regulation”.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased during 2010 and 43,682 shares remain available for repurchase under the program. Pursuant to the Memorandum of Understanding entered into by the Company with the OTS, the Company must obtain prior approval of the OTS to repurchase any of its common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

Selected Financial Data

	At or for the year ended December 31,
	2010	2009	2008	2007	2006
Total assets	$211,789	$218,613	$219,600	$220,052	$227,189
Cash and cash equivalents	19,018	11,975	8,859	15,443	15,293
Securities available for sale	30,031	34,778	43,595	33,782	40,017
Loans receivable, net(1)	135,559	142,924	138,580	146,037	148,176
Deposits	148,797	150,622	137,649	136,974	142,928
Securities sold under repurchase agreements	2,600	2,600	3,239	3,234	3,227
FHLB advances	39,800	39,985	48,860	46,139	47,208
Stockholders’ equity	18,023	22,948	26,866	30,277	29,120
Interest income	9,366	10,217	11,452	11,990	12,298
Interest expense	3,667	5,190	6,039	6,457	6,436
Net interest income	5,699	5,027	5,413	5,533	5,862
Provision for loan losses	4,130	2,222	184	75	249
Non-interest income	539	618	563	793	652
Non-interest expense	7,463	7,375	9,185	6,602	6,411
Income tax expense (benefit)	—	323	(1,026)	(234)	(146)
Net income (loss)	(5,355)	(4,275)	(2,367)	(117)	—

Selected Financial Ratios and Other Data

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance ratios:
Return on average assets	(2.48)%	(1.91)%	(1.06)%	(0.05)%	—%
Return on average equity	(24.52)	(16.43)	(8.15)	(0.38)	—
Average equity to average assets	10.13	11.62	12.99	13.92	12.70
Net interest rate spread(2)	2.94	2.41	2.49	2.55	2.53
Net interest margin(3)	3.00	2.55	2.72	2.78	2.74
Efficiency ratio(4)	119.64	130.65	153.70	104.36	98.42
Non-interest expense to average assets	3.46	3.29	4.11	3.00	2.75

Asset quality ratios:
Non-performing loans as a percent of gross loans receivable(6)	8.67%	7.65%	0.55%	0.13%	1.54%
Non-performing assets as a percentage of total assets(5)	6.66	5.92	1.21	1.20	2.03
Allowance for loan losses as a percent of gross loans receivable	3.62	1.92	0.55	0.43	0.43
Allowance for loan losses as a percent of non-performing loans(6)	41.80	25.17	99.36	336.84	27.21

Other data:
Number of full service offices	4	4	4	3	3

(1)	The allowance for loan losses at December 31, 2010, 2009, 2008, 2007, and 2006 was $5,144, $2,851, $775, $640 and $637, respectively.

(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(4)	The efficiency ratio represents non-interest expense as a percent of net interest income before the provision for loan losses and non-interest income.

(5)	Non-performing assets consist of non-performing loans and REO.

(6)	Non-performing loans consist of all loans over 90 days or more past due and all other nonaccrual loans.

The Company paid dividends in 2006 through 2008; however, no dividend payout ratio is shown because the Company had no earnings in those years. No dividends were paid in 2009 or 2010.

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

Since 2008, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally. These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. As a result of these factors, among others, we have experienced a reduction in demand for new loans and an increase in the amount of non-performing loans. At December 31, 2010, non-performing loans represented 8.67% of gross loans, compared to 7.65% at December 31, 2009. Should the housing market and economic conditions in the Chicago-area not improve, it will continue to have a material negative effect on the Company’s business, financial condition and results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future unless required to do so under the federal securities laws. Factors that could have a material adverse effect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; the Company’s ability to comply with the provisions of any regulating enforcement actions, including the Memorandum of Understanding and the Cease and Desist Order; regulatory changes, including the implementation of the Dodd-Frank Act; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Average Statement of Financial Condition

The following table sets forth certain information relating to the Company’s Average Statement of Financial Condition and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2010, 2009, and 2008. The yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. Loan yields include fees which are considered adjustments to yields.

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earnings asset
Securities, net(1)	$29,406	$865	2.94%	$36,611	$1,515	4.14%	$36,059	$1,636	4.54%
Mortgage-backed securities, net(1)	7,446	190	2.55	8,534	299	3.50	12,321	496	4.03
Loans receivable(2)	140,620	8,298	5.90	140,371	8,391	5.98	142,233	9,128	6.42
Interest-earning deposits and other investments	12,343	13	0.11	11,919	12	0.10	8,093	192	2.37

Total interest-earning assets	189,815	9,366	4.93	197,435	10,217	5.17	198,706	11,452	5.76

Non-interest-earning assets	25,763			26,573			24,818

Total assets	$215,578			$224,008			$223,524

Liabilities and stockholders’ equity
Interest-bearing liabilities
Passbook accounts	$30,250	74	0.24	29,118	139	0.48	$28,909	183	0.63
Money market savings accounts	11,712	82	0.70	10,108	157	1.55	8,556	191	2.23
NOW accounts	9,449	14	0.15	9,162	38	0.41	8,894	50	0.56
Certificate accounts	89,510	1,905	2.13	93,074	3,057	3.28	86,816	3,598	4.14

Total deposits	140,921	2,075		141,462	3,391		133,175	4,022
FHLB advances and other borrowings	43,285	1,592	3.68	46,855	1,799	3.84	51,376	2,017	3.93

Total interest-bearing liabilities	184,206	3,667	1.99	188,317	5,190	2.76	184,551	6,039	3.27

Non-interest-bearing liabilities	9,532			9,666			9,937

Total liabilities	193,738			197,983			194,488
Stockholders’ equity	21,840			26,025			29,036

Total liabilities and stockholders’ equity	$215,578			$224,008			$223,524

Net interest income		$5,699			$5,027			$5,413

Net interest rate spread(3)			2.94%			2.41%			2.49%
Net interest margin(4)			3.00%			2.55%			2.72%
Ratio of average interest-earning assets to average interest-bearing liability	103.04%			104.84%			107.67%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts, and allowance for loan losses and includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Securities, net	$(298)	$(352)	$(650)	$25	$(146)	$(121)
Loans receivable, net	14	(107)	(93)	(120)	(617)	(737)
Mortgage-backed securities, net	(38)	(71)	(109)	(152)	(45)	(197)
Interest-earning deposits and other investments	—	1	1	91	(271)	(180)

Total interest-earning assets	(322)	(529)	(851)	(156)	(1,079)	(1,235)

Interest expense on
Passbook savings accounts	5	(70)	(65)	1	(45)	(44)
Money market savings accounts	25	(100)	(75)	34	(68)	(34)
NOW accounts	1	(25)	(24)	1	(13)	12
Certificate accounts	(117)	(1,035)	(1,152)	259	(800)	(541)
FHLB advances and other borrowings	(138)	(69)	(207)	(176)	(42)	(218)

Total interest-bearing liabilities	(224)	(1,299)	(1,523)	119	(968)	(849)

Change in net interest income	$(98)	$770	$672	$(275)	$(111)	$(386)

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets at December 31, 2010 were $211.8 million compared to $218.6 million at December 31, 2009, a decrease of $6.8 million. Cash and cash equivalents increased $7.0 million to $19.0 million at December 31, 2010 from $12.0 million at December 31, 2009. The increase was due to increased liquidity from decreases in securities available for sale and the loan portfolio in 2010. Securities available for sale decreased $4.8 million to $30.0 million at December 31, 2010 from $34.8 million at December 31, 2009. The decrease in securities available for sale was due to calls made on the securities from the issuers. During 2010, loans receivable, net, decreased $7.3 million to $135.6 million from $142.9 million in 2009, primarily due to a $907,000 decrease in loan originations combined with transfers to REO of $1.6 million and a $2.3 million increase in the allowance for loan losses at December 31, 2010 compared to December 31, 2009. Other assets decreased $1.7 million at December 31, 2010 to $1.6 million from $3.3 million at December 31, 2009 primarily due to the amortization of $335,000 of prepaid FDIC insurance premium assessments and a decrease of $1.1 million related to the income tax receivable for Federal income tax refunds received from net operating losses carried back to prior years.

Total liabilities at December 31, 2010 decreased $1.9 million to $193.8 million from $195.7 million at December 31, 2009. This decrease was primarily the result of deposits decreasing $1.8 million to $148.8 million at December 31, 2010 from $150.6 million at December 31, 2009. During 2010, certificates of deposit and money market accounts decreased $1.7 million and $1.2 million, respectively, partially offset by a $1.0 million increase in passbook accounts. The decreases in the deposit accounts resulted from the Bank pricing its products to manage its interest rate risk.

Stockholders’ equity at December 31, 2010 decreased $4.9 million to $18.0 million from $22.9 million at December 31, 2009. Book value at December 31, 2010 was $15.11 per share compared to $19.25 at December 31, 2009. The decrease in stockholders’ equity from December 31, 2009 was primarily attributable to the net loss of $5.4 million for the year, offset slightly by an increase in accumulated other comprehensive income due to a favorable change in the fair value of securities available for sale, net of tax, of $315,000.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General

Net loss increased $1.1 million to $5.4 million, or ($4.50) per diluted share, for the year ended December 31, 2010, compared to a net loss of $4.3 million, or ($3.63) per diluted share, for 2009. The increase in net loss was primarily due to a $1.9 million increase in the provision for loan losses during 2010, partially offset by a $672,000 increase in net interest income and a $323,000 decrease in income tax expense.

Net Interest Income

Interest income in 2010 was $9.4 million, compared to $10.2 million in 2009. Average yield on interest-earning assets decreased to 4.93% in 2010, compared to 5.17% in 2009, while average interest-earning assets decreased $7.6 million during 2010 from 2009. The decreases were due to the continued low interest rate environment during 2010 and an increase in foregone interest income of $204,000 on non-performing loans in 2010 compared to $657,000 in 2009.

Interest expense in 2010 was $3.7 million compared to $5.2 million in 2009. The decrease in interest expense is due to a 77 basis point decrease in the average cost of interest–bearing liabilities and a $4.1 million decrease in average interest-bearing liabilities from 2009.

Net interest income in 2010 was $5.7 million compared to $5.0 million in 2009. The net interest rate spread and net interest margin was 2.94% and 3.00%, respectively, in 2010 compared to 2.41% and 2.55%, respectively, in 2009.

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

The provision for loan losses was $4.1 million and $2.2 million in 2010 and 2009, respectively. The provision for loan losses increased in 2010 primarily due to an increase in specific allocations on impaired loans. Allocations on impaired loans resulted from loan modifications considered to be troubled debt restructurings in 2010, and an increase in impaired loans that are individually evaluated for probable incurred losses. Impaired loans were significantly impacted by declining real estate values collateralizing these loans.

The Company’s exposure to real estate values will impact future provisions for loan losses. At December 31, 2010, impaired loans individually evaluated for allowance allocations totaled $13.8 million compared to $9.9 million at December 31, 2009. Approximately 68.9% were in one-to-four-family loans at December 31, 2010 compared to 44.0% in 2009, 15.9% were in multi-family loans in 2010 compared to 12.0% in 2009, 5.5% were in commercial real estate loans in 2010 as compared to 35.0% at 2009, 5.3% were in construction and land loans in 2010 compared to 9.0% in 2009 and 4.4% were in consumer and participation loans in 2010 compared to none in 2009. Of the $13.8 million in impaired loans, $6.0 million or 43.4% were with four borrowers, an investment company that owns multiple single family properties, a commercial real estate investor, a one-to-four and multi-family real estate investor and a single family real estate developer. Impaired loans at December 31, 2010 in the process of foreclosure amounted to $6.5 million. Total impaired loans at December 31, 2010 of $10.9 million required specific allocations of $3.2 million due to loss exposure from collateral deficiencies as compared to $5.4 million with required specific allocations of $1.6 million in 2009. Should real estate values continue to decline in 2011, additional allocations and provisions for loan losses will be required.

In addition to the $13.8 million of impaired loans individually evaluated for allowance allocations, the Company also has other problem loans that are being monitored, including $1.6 million of loans classified as special mention due to potential credit weakness. Loans classified as special mention at December 31, 2009 were $5.4 million. Of the special mention loans in 2010, approximately 42.4% were in multi-family loans, 9.2% were in construction and land loans and 48.4% were consumer and other lines of credit loans secured by real estate. Management monitors these loans closely in an attempt to mitigate losses.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2010 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest Income

Non-interest income decreased $79,000 in 2010 to $539,000 from $618,000 in 2009. The change was primarily due to losses on the sales of REO during 2010 of $58,000 with no comparable losses incurred during 2009 and a decrease in rental income.

Non-interest Expense

Non-interest expense in 2010 was $7.5 million compared to $7.4 million in 2009, an increase of $100,000. During 2010 REO impairment and expenses increased $355,000 to $883,000 from $528,000 in 2009. The increase was due to increases in the expense of maintaining the properties in the REO inventory and the continued decline in market values of real estate in the Company’s market area. Also, the Company’s investment in a partnership involved with low income housing incurred a $68,000 loss in 2010 compared to a gain of $36,000 in 2009 which had the effect of an increase in non-interest expense of $104,000. These increases in expense were offset by decreases of $162,000 and $260,000, respectively, in deposit insurance premiums and losses on equity securities due to impairment during 2010 compared to 2009.

Income Taxes

Income tax expense decreased $323,000 in 2010 as there was no income tax expense required for 2010 and a $323,000 expense was recorded in 2009. A $2,006,000 deferred tax asset valuation allowance was recognized in 2010 which offset the tax benefit that would have been recognized. The income tax expense in 2009 was due to the pre-tax loss in 2009 being offset by a $1.9 million deferred tax asset valuation allowance. The Company recognized a deferred tax asset valuation allowance in 2010 and 2009 due to the uncertainty that deferred tax assets may not be fully realized in the future.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities were $1.4 million, $(2.3) million, and $(1.2) million in 2010, 2009, and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and paydowns on mortgage-backed securities. Net cash from investing activities was $7.6 million, $2.1 million, and $(8.1) million, in 2010, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts, FHLB borrowings, and securities sold under repurchase agreements in addition to the purchase of treasury stock. The net cash from financing activities was $(1.9) million, $3.3 million, and $2.7 million, in 2010, 2009, and 2008, respectively.

At December 31, 2010, the Bank exceeded all of the minimum regulatory capital adequacy requirements with a Tier 1 (core) capital level of $16.9 million, or 8.0% of adjusted total assets, and total risk-based capital of $18.5 million, or 15.1% of risk-weighted assets.

The Bank’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank’s operating, financing, lending, and investing activities during any given period. At December 31, 2010, cash and short-term investments totaled $19.0 million. The Bank has other sources of liquidity if a need for additional funds arises, including the repayment of loans and mortgage-backed securities. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 2010 the Bank had outstanding FHLB advances of $39.8 million and had the capacity available to borrow an additional $11.5 million, if needed.

Critical Accounting Policies

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required using past loss experience, economic conditions, and information about specific borrower situations including their financial position and collateral values, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans that are not impaired, and is based on historical loss experience adjusted for current factors.

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

Securities Available For Sale: Securities available for sale are carried at the estimated fair value. Unrealized gains and losses on securities available for sale are included as a separate component of stockholders’ equity, net of deferred income taxes. The fair value of certain securities is less than amortized cost. When management believes the decline in fair values below the cost represents an other-than-temporary impairment, the loss is recognized on the income statement. .

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

Commitments

At December 31, 2010, the Bank had outstanding commitments to originate mortgage loans of $1.7 million, as compared to $1.8 million at December 31, 2009. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2010 totaled $51.5 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if these deposits are not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new funds, which may result in higher levels of interest expense and affect the Company’s level of earnings.

The following tables disclose contractual obligations and commitments of the Company as of December 31, 2010:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Time deposits	$90,755	$51,473	$23,879	$15,403	$—
Securities sold under agreements to repurchase	2,600	—	—	2,600	—
FHLB advances	39,800	4,000	6,300	1,500	28,000

Total contractual cash obligations	$133,155	$55,473	$30,179	$19,503	$28,000

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Loans in process	$1,091	$1,091	$—	$—	$—
Unused lines of credit	2,046	2,046	—	—	—
Letters of credit	115	115	—	—	—
Loan commitments	1,660	1,660	—	—	—

Total commitments	$4,912	$4,912	$—	$—	$—

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

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2010, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (13)% and would result in a $3.5 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2010 and 2009 assuming an instantaneous and sustained change in market interest rates of 300, 200 and 100, basis points.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

December 31, 2010

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$19,401	$(6,844)	(26)%	9.13%	(246) bp
+200 bp	22,727	(3,517)	(13)	10.43	(116) bp
+100 bp	25,186	(1,059)	(4)	11.31	(28) bp
0 bp	26,245	—	—	11.59	—
100 bp	25,881	(363)	(1)	11.31	(27) bp
-200 bp	N/A	N/A	N/A	N/A	N/A
-300 bp	N/A	N/A	N/A	N/A	N/A

December 31, 2009

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$20,016	$(10,344)	(34)%	9.32%	(384) bp
+200 bp	24,259	(6,101)	(20)	10.99	(216) bp
+100 bp	27,890	(2,471)	(8)	12.33	(82) bp
0 bp	30,360	—	—	13.15	—
-100 bp	30,671	311	1	13.13	(2) bp
-200 bp	N/A	N/A	N/A	N/A	N/A
-300 bp	N/A	N/A	N/A	N/A	N/A

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

None.

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

Park Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors. The information required in response to this item regarding directors of the Company will be contained in the Company’s definitive Proxy Statement (“the Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Election of Directors–Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers,” “Corporate Governance–Meetings of the Board of Directors and Committees of the Board of Directors,” and “Section 16(A) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

(b)	Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company will be contained in the Company’s Proxy Statement under the caption “Election of Directors–Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers” and is incorporated herein by reference.

(c)	The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is available at no charge upon written request to the Company’s Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Directors’ Compensation”, “Summary Compensation Table”, “Executive Compensation”, and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2010, relating to equity compensation plans of the Company pursuant to which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:

1997 Stock Option Plan(1)	28,737	$22.95	—

2003 Incentive Compensation Plan	44,500	4.65	79,320

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	73,237	$11.83	79,320

(1)	The right to grant awards under the plan terminated in February 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2011.

PARK BANCORP, INC.

By:	/s/ David A. Remijas
David A. Remijas Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Remijas David A. Remijas	Chairman of the Board, and Chief Executive Officer (principal executive officer)	March 31, 2011

/s/ Victor E. Caputo Victor E. Caputo	Treasurer , Chief Financial Officer (principal financial and accounting officer) and Corporate Secretary	March 31, 2011

/s/ Richard J. Remijas, Jr. Richard J. Remijas, Jr.	President, Chief Operating Officer and Director	March 31, 2011

/s/ Robert W. Krug Robert W. Krug	Director	March 31, 2011

/s/ John J. Murphy John J. Murphy	Director	March 31, 2011

/s/ Victor H. Reyes Victor H. Reyes	Director	March 31, 2011

/s/ Paul Shukis Paul Shukis	Director	March 31, 2011

PARK BANCORP, INC.

Chicago, Illinois

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Bancorp, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of Park Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Oak Brook, Illinois

March 31, 2011

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

(In thousands, except share and per share data)

	2010	2009
ASSETS
Cash and due from banks	$2,683	$2,867
Federal funds sold	9,708	4,164
Interest-bearing deposits with other financial institutions	6,627	4,944

Total cash and cash equivalents	19,018	11,975
Securities available for sale	30,031	34,778
Loans receivable, net of allowance of $5,144 and $2,851	135,559	142,924
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	9,018	9,445
Accrued interest receivable	761	924
Bank-owned life insurance	8,596	8,282
Real estate owned	1,794	1,611
Other assets	1,589	3,251

Total assets	$211,789	$218,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$6,525	$6,810
Interest-bearing	142,272	143,812

Total deposits	148,797	150,622
Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	1,932	1,859
Federal Home Loan Bank advances	39,800	39,985
Accrued interest payable	151	190
Other liabilities	486	409

Total liabilities	193,766	195,665
Commitments and contingent liabilities (Note 13)	—	—

Stockholders’ equity
Preferred stock, $.01 par value per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value per share; authorized, 9,000,000 shares; issued 2,914,028; outstanding 1,193,174 and 1,192,174 shares at December 31, 2010 and 2009, respectively	29	29
Additional paid-in capital	32,095	32,097
Retained earnings	16,473	21,828
Treasury stock, 1,720,854 and 1,721,854 shares, at cost at December 31, 2010 and 2009, respectively	(31,025)	(31,043)
Unearned ESOP shares	—	(99)
Accumulated other comprehensive income	451	136

Total stockholders’ equity	18,023	22,948

Total liabilities and stockholders’ equity	$211,789	$218,613

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

	2010	2009	2008
Interest income
Loans receivable	$8,298	$8,391	$9,128
Securities	1,055	1,814	2,132
Interest-bearing deposits with other financial institutions	13	12	192

	9,366	10,217	11,452

Interest expense
Deposits	2,075	3,391	4,022
Federal Home Loan Bank advances and other borrowings	1,592	1,799	2,017

	3,667	5,190	6,039

Net interest income	5,699	5,027	5,413

Provision for loan losses	4,130	2,222	184

Net interest income after provision for loan losses	1,569	2,805	5,229

Non-interest income
Service charge income	235	242	240
Net loss on sales of securities	—	—	(9)
Net gain on sales of loans	8	—	—
Net loss on sales of real estate owned	(58)	—	(3)
Earnings on bank-owned life insurance	314	307	296
Other operating income	40	69	39

	539	618	563

Non-interest expense
Compensation and benefits	3,258	3,360	3,295
Occupancy and equipment	1,009	945	941
Deposit insurance premiums and regulatory assessments	354	516	173
Data processing services	246	249	245
Advertising	184	150	190
Professional fees	393	368	439
Low income housing investment (gains) losses	68	(36)	(6)
Real estate owned impairment and expenses	883	528	1,233
Loss on equity securities impairment	8	268	1,712
Other operating expenses	1,060	1,027	963

	7,463	7,375	9,185

Loss before income taxes	(5,355)	(3,952)	(3,393)

Income tax expense (benefit)	—	323	(1,026)

Net loss	$(5,355)	$(4,275)	$(2,367)

Basic loss per share	$(4.50)	$(3.63)	$(2.02)
Diluted loss per share	$(4.50)	$(3.63)	$(2.02)

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance at January 1, 2008	$29	$32,045	$28,938	$(30,560)	$(317)	$142	$30,277

Comprehensive income (loss)
Net loss	—	—	(2,367)	—	—	—	(2,367)	$(2,367)
Change in fair value of securities available for sale, net	—	—	—	—	—	(278)	(278)	(278)

Total comprehensive loss								$(2,645)

Cash dividends declared ($0.40 per share)	—	—	(468)	—	—	—	(468)

Purchase of 21,805 shares of treasury stock	—	—	—	(483)	—	—	(483)

ESOP shares earned	—	73	—	—	112	—	185

Balance at December 31, 2008	29	32,118	26,103	(31,043)	(205)	(136)	26,866

Comprehensive income (loss)
Net loss	—	—	(4,275)	—	—	—	(4,275)	$(4,275)
Change in fair value of securities available for sale, net	—	—	—	—	—	272	272	272

Total comprehensive loss								$(4,003)

Stock-based compensation	—	23	—	—	—	—	23

ESOP shares earned	—	(44)	—	—	106	—	62

Balance at December 31, 2009	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948

(Continued)

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948

Comprehensive income (loss)
Net loss	—	—	(5,355)	—	—	—	(5,355)	$(5,355)
Change in fair value of securities available for sale, net	—	—	—	—	—	315	315	315

Total comprehensive loss								$(5,040)

Stock-based compensation	—	69	—	—	—	—	69

Issue 1,000 treasury shares for vested RRP shares	—	(18)	—	18	—	—	—

ESOP shares earned	—	(53)	—	—	99	—	46

Balance at December 31, 2010	$29	$32,095	$16,473	$(31,025)	$—	$451	$18,023

See accompanying notes.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(5,355)	$(4,275)	$(2,367)
Adjustments to reconcile net loss to net cash fromoperating activities
Net premium amortization on securities	(15)	24	54
Dividend reinvestments	—	—	(139)
Net (gain) loss on sales of securities	—	—	9
Loss on equity securities impairment	8	268	1,712
Net (gain) loss on loan sales	(8)	—	—
Real estate owned impairment	417	291	1,014
Net (gain) loss on sales of real estate owned	58	—	3
Earnings on bank-owned life insurance	(314)	(307)	(296)
Provision for loan losses	4,130	2,222	184
Depreciation	471	459	439
Deferred loan fees	37	(65)	(55)
ESOP expense	46	62	185
Stock-based compensation expense	69	23	—
Net change in accrued interest receivable	163	215	(254)
Net change in other assets	1,662	(860)	(1,016)
Net change in accrued interest payable	(39)	(175)	(120)
Net change in other liabilities	77	(161)	(539)

Net cash from operating activities	1,407	(2,279)	(1,186)

Cash flows from investing activities
Net change in loans	1,089	(6,661)	6,599
Proceeds from sales of loans	512	—	—
Maturities, paydowns and calls of securities available for sale	20,031	28,383	18,083
Purchases of securities available for sale	(14,962)	(19,447)	(30,317)
Proceeds from sales of securities available for sale	—	—	364
Expenditures for premises and equipment	(44)	(279)	(3,081)
Proceeds from sales of real estate owned	947	132	287

Net cash from investing activities	7,573	2,128	(8,065)

Cash flows from financing activities
Net change in deposits	(1,825)	12,973	675
Net change in securities sold under repurchase agreements	—	(639)	5
Net change in advances from borrowers for taxes and insurance	73	(192)	217
Dividends paid to stockholders	—	—	(468)
Purchases of treasury stock	—	—	(483)
FHLB advances	3,000	4,800	12,000
Repayment of FHLB advances	(3,185)	(13,675)	(9,279)

Net cash from financing activities	(1,937)	3,267	2,667

Net change in cash and cash equivalents	7,043	3,116	(6,584)

Cash and cash equivalents at beginning of year	11,975	8,859	15,443

Cash and cash equivalents at end of year	$19,018	$11,975	$8,859

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
Interest	$3,706	$5,365	$6,159
Income taxes	$(1,128)	$—	$—
Non-cash activity
Loans transferred to real estate owned	1,605	160	729

See accompanying notes.

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and three branches, located in Chicago and Westmont, Illinois. The Company’s exposure to credit risk is significantly affected by changes in the economy and real estate prices in these market areas. The Company’s revenues primarily arise from interest income from retail lending activities and investments.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectability of loans, fair value of real estate owned, fair value of assets and liabilities, and realization of deferred tax assets are particularly subject to change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Loans Receivable: Loans receivable is stated at unpaid principal balances, less the allowance for loan losses and deferred loan origination fees and costs.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required using past loss experience, economic conditions, and information about specific borrower situations including their financial position and collateral values, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. During 2010, the Company added another factor which is the historical specific valuation allowance experience factor; it is based on the two year history of specific valuation allowances for each portfolio segment. This factor is increased or decreased based on management’s review and judgment of the current portfolio segment’s performance. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The primary risk factors for the one-to-four family, multi-family, commercial, construction and land and participation loans are real estate values in our lending area and the state of the economy in our marketplace.

The specific component relates to loans that are individually classified as impaired.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

When a loan is identified as impaired, we measure the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the source of repayment for the loan is the operation or liquidation of the collateral. In these cases we use an observable market price or current fair value of the collateral, less estimated selling costs. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize impairment through an allowance allocation or a charge-off to the allowance.

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

Real Estate Owned: Real estate acquired through foreclosure and similar proceedings are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If the fair value declines subsequent to foreclosure, a valuation allowance or direct write-down is recorded through expense. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Operating costs after acquisition are expensed.

FDIC Insurance: In 2009, the Company prepaid the estimated FDIC insurance premiums that will be assessed in 2010, 2011, and 2012. The prepaid FDIC insurance premiums are included in “other assets” on the consolidated statement of financial condition. The prepaid FDIC insurance premium balance was $859,000 and $1.2 million as of December 31, 2010 and 2009.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. Penalties and interest related to tax matters were insignificant in 2010 and 2009.

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

Cash Flows: For the purpose of this statement, cash and cash equivalents are defined to include the Company’s cash on hand, demand balances, interest-bearing deposits with other financial institutions, and investments in certificates of deposit with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements, advances from borrowers for taxes and insurance and short-term line of credit borrowings.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

Adoption of New Accounting Standards:

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for the transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective January 1, 2010 and did not have a significant impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic855) – Amendments to Certain Recognition and Disclosure Requirements. ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers. SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency, (such as the FDIC or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended. Beginning in February 2010, the financial statements of SEC filers will no longer disclose the date the financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected, This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB amended previous guidance relating to transfers of financial assets, and for consolidation of variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Early adoption was prohibited. Adoption of this new guidance by the Company on January 1, 2010 did not have a material impact on our results of operations or financial condition.

Also in June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the Company.

In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables and the aging of past due financing receivables at the end of the reporting period by class of financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The effect of adopting this new guidance on December 31, 2010 was disclosure-related only and had no impact on its results of operations.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Government sponsored enterprises	$12,004	$19	$(87)	$11,936
Corporate	5,004	77	(8)	5,073
Municipal	502	31	—	533
Equity	4,486	261	—	4,747
Mortgage-backed residential	7,513	235	(6)	7,742

	$29,509	$623	$(101)	$30,031

December 31, 2009
Government sponsored enterprises	$16,981	$33	$(252)	$16,762
Corporate	5,010	97	(12)	5,095
Municipal	502	10	—	512
Equity	4,493	179	—	4,672
Mortgage-backed residential	7,585	152	—	7,737

	$34,571	$471	$(264)	$34,778

Securities with unrealized losses at year-end 2010 and 2009 by length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
Government sponsored enterprises	$8,917	$(87)	$—	$—	$8,917	$(87)
Corporate	—	—	993	(8)	993	(8)
Mortgage-backed residential	982	(6)	—	—	982	(6)

Total temporarily impaired	$9,899	$(93)	$993	$(8)	$10,892	$(101)

December 31, 2009
Government sponsored enterprises	$13,748	$(252)	$—	$—	$13,748	$(252)
Corporate	—	—	991	(12)	991	(12)

Total temporarily impaired	$13,748	$(252)	$991	$(12)	$14,739	$(264)

The Company recognized impairment losses of $0 and $178,000 for the years ended December 31, 2010 and 2009, respectively related to its equity investment in a mutual fund. Also, the Company recognized impairment losses of $8,000 and $90,000 for the years ended December 31, 2010 and 2009, respectively on financial institution equity securities. Management believed it could no longer forecast a recovery within a reasonable holding period for these investments, the unrealized losses were deemed to be other-than-temporary, and the losses were recognized through earnings. The fair value of the mutual fund investment and financial institution equity security with prior impairment losses is $4,730,000 and $17,000, respectively, as of December 31, 2010. The mutual fund investment had a $261,000 unrealized gain and the financial institution equity security had no unrealized gain or loss, as of December 31, 2010.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

There was no other-than-temporary impairment recognized in accumulated other comprehensive income at December 31, 2010.

Unrealized losses on the $993,000 of corporate notes which have been in a loss position for 12 months or more have not been recognized into income because the issuers of these securities are of high credit quality, management does not have the intent to sell these securities and it is likely that the Company will not be required to sell these securities prior to their anticipated recovery, and the decline in fair value is largely due to current market conditions.

During January 2011, the Company sold its interest in the mutual fund. Gross proceeds from the sale were $4.7 million and generated a gain on the sale of $270,000.

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Contractual maturities of securities at December 31, 2010 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,993	$2,004
Due one to five years	3,518	3,599
Due five years to ten years	8,999	8,963
Due after ten years	3,000	2,976

	17,510	17,542
Equity	4,486	4,747
Mortgage-backed residential	7,513	7,742

	$29,509	$30,031

Securities with a carrying value of $8.0 million and $9.0 million at December 31, 2010 and 2009, respectively, were pledged to secure securities sold under repurchase agreements and public deposits as required or permitted by law.

Sales of securities are summarized as follows:

	For the Year Ended December 31,
	2010	2009	2008
Proceeds from sales	$—	$—	$364
Gross realized gains	$—	$—	5
Gross realized losses	$—	$—	(14)

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE

The Company grants mortgages and installment loans and obtains deposits from customers located primarily in Cook, DuPage, and Will Counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at year end:

	2010	2009
Mortgage loans
Principal balances
One-to-four-family residential	$98,179	$96,677
Multi-family residential	15,135	17,832
Commercial, construction, and land	16,828	19,631
Consumer loans	5,738	6,204
Participations and loans purchased
One-to-four family residential	3,036	3,841
Commercial real estate	3,070	3,936

Total loans, gross	141,986	148,121
Undisbursed portion of loans (LIP)	(1,091)	(2,191)
Net deferred loan origination fees	(192)	(155)

Loans receivable, net before allowance	140,703	145,775
Allowance for loan losses	(5,144)	(2,851)

Loans receivable, net	$135,559	$142,924

Loan Origination/Risk Management. Single Family real estate loans are originated using secondary market underwriting guidelines. We originate both fixed rate and adjustable rate loans in our residential lending program. We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.

Multi-family and commercial real estate loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements, tax returns and individual credit reports.

Multi-family and commercial real estate loans are originated with rates that generally adjust after an initial period ranging from three to seven years. Adjustable rate multi-family residential and commercial real estate loans are generally fixed rate with terms of three to five years after which they adjust annually to an index tied to the one year treasury rates plus an acceptable margin. These loans are typically amortized for up to 30 years with a prepayment penalty. The maximum loan to value ratio for multi-family and commercial real estate loans is generally 75% on purchases and refinances. We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us. We require our multi-family and commercial real estate loan borrowers to submit annual financial statements and rent rolls for the subject property. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

We originate construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas. All builders are qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. We may not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. We require that builders maintain adequate insurance coverage.

We also originate land loans to individuals. Land loans are secured by a first lien on the property; generally have a maximum loan to value ratio of 70% at a fixed rate of interest on one to five year balloon notes with a maximum amortization of thirty years.

Our consumer loans are risk priced based on credit score and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a second mortgage on residential property. Fixed rate terms are available up to 120 months, and our equity line of credit is generally a prime rate based loan. Maximum loan to values are dependent on credit worthiness and may be originated at up to 80% of collateral value.

Concentrations of Credit. The Bank’s lending activity primarily occurs within the geographic areas which we serve through our branch network, generally described as south and southwest Chicago, Illinois and the western suburbs of Chicago. Our loan portfolio mix includes 69.1% in one-to-four family mortgages, 10.7% in multifamily residential mortgages, 11.9% in commercial real estate mortgages, construction loans and land loans, 4.0% in direct consumer loans, and 4.3% in participations and loans purchased which are split close to equally between one-to-four family and commercial real estate as of December 31, 2010.

Outstanding commitments to borrowers for loans as of December 31, 2010 and 2009 totaled $1.7 million and $1.8 million, respectively. Unfunded commitments under lines of credit as of December 31, 2010 and 2009 totaled $2.0 million and $4.1 million, respectively.

Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may consider the loans to be impaired and establish a specific allowance in an amount we deem prudent and approved by Senior Management or the Audit Committee or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Early indicator loan grades are used by the Bank to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than every three months. At December 31, 2010 the Bank had no loans classified as doubtful or loss.

The following table is a summary of loans, net of LIP and deferred fees, by type and risk category at December 31, 2010.

	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total
	(In thousands)
Grade:
Pass	$90,084	$12,234	$14,018	$4,968	$5,501	$126,805
Special mention	—	675	147	770	—	1,592
Substandard	7,950	2,195	1,556	—	605	12,306

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

The following table is a summary of the loan portfolio, net of LIP and deferred fees, by type and payment activity at December 31, 2010.

	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total
	(In thousands)
Performing	$89,452	$12,909	$14,165	$5,738	$5,435	$127,699
Nonperforming(1)	8,582	2,195	1,556	—	671	13,004

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

(1)	Nonperforming loans are loans that are classified as nonaccrual and 90 days delinquent and still accruing interest.

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual when they become greater than 90 days past due, as well as when required by regulatory provisions.

The following table is a summary of nonaccrual loan balances, net of LIP and deferred fees, by type of loan at December 31, 2010.

December 31, 2010
(In thousands)
One-to-four family	$7,950
Multi-family	2,195
Commercial, Construction and Land	1,556
Participations and Loans Purchased	605

Total nonaccrual loans	$12,306

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

The following table is a summary of the aging of loans, net of LIP and deferred fees, by type at December 31, 2010.

Loans Past Due
	30-59 Days	60-89 Days	90 Days and Greater(1)(2)	Total	Current	Total Loans
	(In thousands)
Real estate:
One-to-four family	$2,062	$732	$8,582	$11,376	$86,658	$98,034
Multi-family	359	204	2,195	2,758	12,346	15,104
Commercial, Construction and Land	363	—	1,556	1,919	13,802	15,721

Total real estate	2,784	936	12,333	16,053	112,819	128,872
Consumer	109	20	—	129	5,609	5,738
Participations and Loans Purchased	14	84	671	769	5,337	6,106

Total	$2,907	$1,040	$13,004	$16,951	$123,752	$140,703

(1)

Includes $12.3 million of nonaccrual loans and approximately $698,000 of loans that are 90 days past due and still accruing interest. There were no other loans 90 days past due and still accruing interest.

(2)	At December 31, 2009 nonaccrual loans were $11.3 million.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the smaller groups of homogeneous consumer loans in the portfolio.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

The following table presents loans individually evaluated for impairment by type of loan, net of LIP and deferred fees, as of December 31, 2010.

	Recorded Investment (1)(2)	Unpaid Principal Balance (1)(3)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family	$1,250	$1,250	$—
Multi-family	913	913	—
Commercial, Construction and Land	760	760	—

Total	$2,923	$2,923	$—

Loans with an allowance:
One-to-four family	$8,279	$8,279	$2,518
Multi-family	1,285	1,285	263
Commercial, Construction and Land	733	733	392
Participations and purchased loans	605	605	13

Total	$10,902	$10,902	$3,186

Total impaired loans:
One-to-four family	$9,529	$9,529	$2,518
Multi-family	2,198	2,198	263
Commercial, Construction and Land	1,493	1,493	392
Participations and purchased loans	605	605	13

Total	$13,825	$13,825	$3,186

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.
(2)	Represents the loan balance less charge offs.
(3)	Contractual loan principal balance.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2010	2009
Impaired loans without a valuation allowance	$2,923	$4,474
Impaired loans with a valuation allowance	10,902	5,419

Total impaired loans	$13,825	$9,893

Valuation allowance related to impaired loans	$3,186	$1,896

Average investment of impaired loans	$10,879	$4,107

Nonperforming loans:
Nonaccrual loans	$12,113	$11,192
Nonaccrual troubled debt restructured loans	193	—

Total nonperforming loans	$12,306	$11,192

Performing troubled debt restructured loans	$1,413	725
Nonperforming troubled debt restructured loans	193	—

Total troubled debt restructured loans	$1,606	$725

Interest income recognized on a cash basis on impaired loans was $160,000 for the year ended December 31, 2010; the comparable amount for 2009 was insignificant.

The Company has not committed additional funds to customers whose loans are classified as troubled debt restructurings.

Allowance for Possible Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectability of the respective loan types.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

A summary of activity in the allowance for loan losses follows:

	2010	2009	2008
Beginning balance	$2,851	$775	$640
Provision for loan losses	4,130	2,222	184
Recoveries	4	—	1
Loans charged off	(1,841)	(146)	(50)

Ending balance	$5,144	$2,851	$775

The following table is a summary of our allowance for loan losses and loan portfolio, net of LIP and deferred fees, by loan type and impairment method at December 31, 2010.

	One-to-four family	Multi-family	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,518	$263	$392	$—	$13	$3,186
Collectively evaluated for impairment	1,308	146	328	52	124	1,958

Total ending allowance balance	$3,839	$410	$720	$52	$123	$5,144

Loans:
Individually evaluated for impairment	$9,529	$2,198	$1,493	$—	$605	$13,825
Collectively evaluated for impairment	88,513	12,907	14,232	5,725	5,501	126,878

Total ending allowance balance	$98,042	$15,105	$15,725	$5,725	$6,106	$140,703

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Loans to executive officers, directors, and their related companies and individuals totaled approximately $1,128,000 and $716,000 at December 31, 2010 and December 31, 2009, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2010	2009
Cost
Land	$1,891	$1,891
Buildings and improvements	8,638	8,643
Furniture and fixtures	2,050	2,001

Total cost	12,579	12,535
Less accumulated depreciation	(3,561)	(3,090)

	$9,018	$9,445

NOTE 5 - REAL ESTATE OWNED

Real estate owned activity was as follows:

	December 31,
	2010	2009
Beginning of year	$1,611	$1,874
Transferred from loans	1,605	160
Sales	(1,005)	(132)
Write-downs	(417)	(291)

End of year	$1,794	$1,611

Operating expenses related to real estate owned was $466,000 and $237,000 during 2010 and 2009.

NOTE 6 - DEPOSITS

Certificate of deposit accounts with balances of $100,000 or more totaled $35,860,000 at December 31, 2010 and $33,704,000 at December 31, 2009.

At December 31, 2010, scheduled maturities of certificates of deposit are as follows:

2011	$51,473
2012	18,461
2013	5,418
2014	6,778
2015	8,625

$90,755

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the FHLB were as follows:

	2010	2009
Maturities July 2011 through October 2018, at fixed rates from 1.89% to 4.68%	$39,800	$39,985

Average interest rate	3.55%	3.76%

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

Maturities are as follows:

2011	$4,000
2012	—
2013	6,300
2014	—
2015	1,500
Thereafter	28,000

$39,800

NOTE 8 - EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Bank maintains a 401(k) plan covering substantially all employees. The plan allows participant salary deferrals into the plan along with a matching contribution provided by the Bank. Contributions to the 401(k) plan are made at the discretion of the Board of Directors and charged to expense annually. Total contributions to the plan were $31,000, $81,000 and $71,000, for 2010, 2009, and 2008, respectively.

Supplemental Executive Retirement Plan

The Bank maintained a non-qualified supplemental executive retirement plan (“SERP”) covering certain officers and highly compensated employees. There was no SERP expense in 2010, 2009, or 2008 because the plan was frozen as of January 1, 2006. In 2008, the Board of Directors approved the SERP to be terminated. As a result of the plan termination, $451,000 of the accrued benefit was paid in 2008. The remaining $78,000 accrued benefit was paid in 2009.

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $2,160,990 from the Company in 1996 and used those funds to acquire 216,099 shares of the Company’s stock at $10 per share.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Shares purchased by the ESOP were allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan was secured by shares purchased with the loan proceeds and was repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a 15-year period. However, in the event the Bank’s contributions exceed the minimum debt service requirements, additional principal payments will be made. The Company may be required by ESOP participants to repurchase shares distributed by the ESOP for up to 60 days of distribution. Under the regulatory agreement discussed in Note 11, the Company is presently required to obtain regulatory approval before repurchasing any of its shares.

During 2010, 2009, and 2008, 9,892, 10,561, and 11,230, shares of stock, with an average fair value of $4.65, $5.82, and $16.53, per share were committed to be released, resulting in ESOP compensation expense of $46,000, $62,000, and $185,000, respectively. There was no increase in ESOP shares as of December 31, 2010 or 2009. ESOP shares were reduced by 2,204 and 27,016 as of December 31, 2010 and 2009, respectively, because of terminations. The ESOP terminated at December 31, 2010. Shares held by the ESOP at December 31, 2010 and 2009 are as follows:

	2010	2009
Allocated shares	167,264	159,576
Unallocated shares	—	9,892

Total ESOP shares	167,264	169,468

Fair value of unallocated shares	$—	$32

Stock Option Plans

The Company adopted a stock option plan in 1997 under the terms of which 270,144 shares of the Company’s common stock were reserved for issuance. All options granted become exercisable over a five-year period from the date of grant. All options granted expire ten years from the date of grant. At December 31, 2010, there were no stock options available to be issued under the 1997 Plan.

The Company adopted an Incentive Compensation Plan during 2003 under the terms of which 100,000 shares of the Company’s common stock were reserved for issuance. Of the shares authorized for issuance under the plan, up to 40,000 may be issued with respect to awards of restricted stock and restricted units and up to 40,000 may be issued pursuant to stock options under which the exercise price was less than the fair market value (but not less than 50% of the fair market value) of a share of common stock on the date the award was granted. In addition, as required by Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual. As of December 31, 2010, there were 79,320 shares available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan.

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2010	2009	2008
Risk-free interest rate	—%	2.85%	3.37%
Expected term	—%	7 years	7 years
Expected stock price volatility	—%	87%	16%
Dividend yield	—%	—%	3.27%

A summary of the activity in the stock option plan for 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	73,237	$11.83

Granted	—
Exercised	—
Expired	—

Outstanding and expected to vest at year end	73,237	$11.83	6.2	$—

Options exercisable at year end	33,337	$18.60	3.6	$—

Information related to the stock option plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	3.24	2.99

As of December 31, 2010, there was $70,000 of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares will vest each year. The fair value of the stock award at the grant date was $28,000, which is being amortized over the five year vesting period. Amortization expense was $9,000 in each of the years ended December 31, 2010 and 2009, respectively. During 2010, 1,000 shares vested, and 4,000 shares are nonvested at December 31, 2010.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2010, 2009, and 2008. Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. Due to the Company’s net loss in 2010, 2009, and 2008, all stock options were excluded from the computation of diluted loss per share.

	2010	2009	2008
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(5,355)	$(4,275)	$(2,367)
Weighted average common shares outstanding	1,191,234	1,179,229	1,172,311

Basic earnings (loss) per share	$(4.50)	$(3.63)	$(2.02)

Diluted earnings (loss) per share
Net income (loss) available to common stockholders	$(5,355)	$(4,275)	$(2,367)
Weighted average common shares outstanding	1,191,234	1,179,229	1,172,311
Dilutive effect of stock options	—	—	—

Average common shares and dilutive potential common shares	1,191,234	1,179,229	1,172,311

Diluted earnings (loss) per share	$(4.50)	$(3.63)	$(2.02)

NOTE 10 - REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Bank met all minimum capital adequacy requirements to which it is subject.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At December 31, 2010 and 2009, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that management believes have changed the Bank’s classification.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 10 - REGULATORY CAPITAL (Continued)

At year end, the Bank’s actual capital levels and minimum required levels were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total capital (to risk-weighted assets)	$18,451	15.1%	$9,775	8.0%	$12,219	10.0%
Tier 1 (core) capital (to risk weighted assets)	16,918	13.8	4,904	4.0	7,356	6.0
Tier 1 (core) capital (to adjusted total assets)	16,918	8.0	8,459	4.0	10,574	5.0

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk-weighted assets)	$22,799	17.9%	$10,196	8.0%	$12,744	10.0%
Tier 1 (core) capital (to risk weighted assets)	21,844	17.1	5,098	4.0	7,647	6.0
Tier 1 (core) capital (to adjusted total assets)	21,844	10.1	8,674	4.0	10,843	5.0

Federal regulations require the Qualified Thrift Lender (“QTL”) test, which mandates that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, and FHLB advances or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Under the regulatory agreements discussed in Note 11, the Bank and Company cannot pay dividends without regulatory approval.

NOTE 11 - REGULATORY AGREEMENTS

On January 24, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”). Under the terms of the MOU, the Company agreed with the OTS to, among other things:

•	Provide the OTS with periodic cash flow plans,

•	Not incur or redeem any debt or declare or pay dividends without prior OTS approval,

•	Submit any proposed Board or management changes to the OTS for prior approval,

•	Not enter into, revise or renew any existing compensation or employment agreements without OTS approval.

Prior to the issuance of the MOU, the Company had already undertaken a number of the steps specified in the MOU including, but not limited to, the Company’s prior suspension of dividends and redemption of stock. The Company believes that it is currently in compliance with the MOU.

The Memorandum requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the Memorandum could result in the initiation of a formal enforcement action by the OTS. The Memorandum will remain in effect until terminated, modified, or suspended in writing by the OTS.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 11 - REGULATORY AGREEMENT (Continued)

On January 24, 2011, the Bank entered into a Stipulation and Consent to Issuance of an Order to Cease and Desist (“Order”) with the OTS. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the OTS. Other material provisions of the Order require the Bank to:

•	Submit a revised Capital and Business Plan;

•	Revise its policy with respect to the allowance for loan losses;

•	Revise its internal asset review and classification program;

•	Develop a plan for the resolution of all REO properties and any adversely classified loans in excess of $500,000;

•	Not extend additional credit to borrowers whose loan had been charged off or classified as “loss” and is uncollected;

•	Revise its Credit Concentration Program;

•	Limit its quarterly growth of average assets to net interest credited on deposits;

•	Revise its lending and collection policies and practices;

•	Enhance its written funds management and liquidity policy;

•	Obtain an independent study of management and the personnel structure of the Bank; and

•	Prepare and submit progress reports to the OTS.

The Order requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the Order could result in the initiation of further enforcement actions by the OTS. The Order will remain in effect until terminated, modified, or suspended in writing by the OTS. The Supervisory Agreement (“the Agreement”) between the Bank and OTS effective February 26, 2007, has been superseded by the Order.

NOTE 12 - INCOME TAXES

Income tax (benefit) expense consists of the following:

	2010	2009	2008
Current expense (benefit)	$188	$(1,015)	$—
Deferred expense (benefit)	(2,194)	(563)	(1,365)
Valuation allowance	2,006	1,901	339

Income tax expense (benefit)	$—	$323	$(1,026)

Due to interest income earned on certain U.S. government agency securities, there was no state income tax expense in 2010, 2009, or 2008. The state of Illinois does not tax interest earned on such securities.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

The federal income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following items:

	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax computed at the statutory rate	$(1,821)	(34.0)%	$(1,344)	(34.0)%	$(1,153)	(34.0)%
ESOP expense	9	0.2	21	0.5	20	0.6
Bank-owned life insurance	(107)	(2.0)	(104)	(2.6)	(101)	(3.0)
Low income housing credits	(117)	(2.2)	(117)	(3.0)	(117)	(3.5)
Valuation allowance	2,006	37.5	1,901	48.1	339	10.0
Other items, net	30	0.5	(34)	(0.9)	(14)	(0.4)

	$—	—%	$323	8.1%	$(1,026)	(30.2)%

Prior to 1997, the Bank had qualified under provisions of the Internal Revenue Code that allowed it to deduct from taxable income a provision based on a percentage of taxable income, which differed from the provision charged to income. The amount of deferred tax liabilities not recorded approximates $1,121,000, and would be recorded if this deduction is reversed. The federal net operating loss carry forward of $3,095,000 begins to expire in 2030. The Company has $0 unrecognized tax benefits at December 31, 2010 and 2009. The Company does not expect this amount to change significantly in the next twelve months.

Deferred tax assets (liabilities) are comprised of the following at year end:

	2010	2009
Deferred loan fees	$61	$53
ESOP and Supplemental Retirement Plan expense	—	14
Bad debt deduction	1,749	970
Loss on security impairment	733	730
Write-down of real estate owned property	526	525
Low income housing and other tax credits	740	468
Net operating loss carryforward	1,052	—
Nonaccrual loan interest	117	—
Other	25	55

Total deferred tax assets	5,003	2,815

Unrealized gain on securities available for sale	(258)	(70)
FHLB stock dividends	(333)	(333)
Depreciation	(118)	(172)
Other	(48)	—

Total deferred tax liabilities	(757)	(575)
Valuation allowance	(4,246)	(2,240)

Net deferred tax asset	$—	$—

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 12 - INCOME TAXES (Continued)

Realization of deferred tax assets is dependent upon generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including tax planning strategies, during the periods in which those temporary differences become deductible. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year end 2010 and 2009.

Current taxes receivable, included in other assets on the consolidated balance sheet, totaled $0 and $1,128,000 at December 31, 2010 and 2009. The current receivable represents recoverable federal income taxes from net operating loss carrybacks.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2007.

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

The contractual amount of financial instruments with off-balance-sheet risk at year end is summarized as follows:

	2010	2009
Commitments to make loans:
Fixed	$1,589	$1,540
Adjustable	71	221
Unused lines of credit	2,046	4,114
Letters of credit	115	20
Loans in process	1,091	2,191

The fixed rate loan commitments at December 31, 2010 have terms of up to 60 days and rates in the range of 4.5% to 6.5%.

Since certain commitments to make loans and fund loans in process may expire without being used, the amounts above do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale at December 31, 2010
Government sponsored enterprises	$11,936	$—	$11,936	$—
Corporate	5,073	—	5,073	—
Municipal	533	—	533	—
Equity	4,747	4,730	17	—
Mortgage-backed residential	7,742	—	7,742	—

	$30,031	$4,730	$25,301	$—

Securities available for sale at December 31, 2009
Government sponsored enterprises	$16,762	$—	$16,762	$—
Corporate	5,095	—	5,095	—
Municipal	512	—	512	—
Equity	4,672	4,647	25	—
Mortgage-backed residential	7,737	—	7,737	—

	$34,778	$4,647	$30,131	$—

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Impaired loans, net:
One-to-four residential	$5,761	$—	$—	$5,761
Multi-family	1,022	—	—	1,022
Commercial, Construction and Land	341	—	—	341
Participation and purchased loans	592	—	—	592

	$7,716	$—	$—	$7,716

Real estate owned
One-to-four residential	$1,120	$—	$—	$1,120
Multi-family	652	—	—	652
Commercial, Construction and Land	22	—	—	22

	$1,794	$—	$—	$1,794

December 31, 2009
Impaired loans, net	$3,526	$—	$—	$3,526
Real estate owned	1,611	—	—	1,611

Impaired loans were $13,825,000 and $ 9,913,000 at December 31, 2010 and 2009, respectively. These loans had a specific allowance allocation of $3,186,000 and $1,896,000 for the respective periods. Impaired loans totaling $10,902,000 and $5,422,000 at December 31, 2010 and 2009, respectively, were carried at fair value which is measured primarily for impairment using the fair value of collateral. The remaining $2,923,000 and $4,491,000 of impaired loans for the comparable periods were carried at cost as the fair value of the collateral exceeded the cost basis of each respective loan. Changes in specific allowance allocations during 2010 on impaired loans carried at fair value at December 31, 2010 resulted in an additional provision for loan losses of $1,290,000 compared to $1,896,000 for 2009.

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 14 - FAIR VALUE (Continued)

Other real estate owned carried at fair value was $1,794,000 and $1,611,000 at December 31, 2010 and 2009, respectively. Declines in the value of other real estate owned that is carried at fair value at December 31, 2010 resulted in a write-down of $417,000 during 2010 compared to $256,000 in 2009.

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$19,018	$19,018	$11,975	$11,975
Securities available for sale	30,031	30,031	34,778	34,778
Loans receivable, net	135,559	137,379	142,924	144,831
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	761	761	924	924

Financial liabilities
Deposits with no fixed maturity dates	$(58,042)	$(58,042)	$(58,122)	$(58,122)
Deposits with fixed maturity dates	(90,755)	(92,323)	(92,500)	(93,487)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(1,932)	(1,932)	(1,859)	(1,859)
FHLB advances	(39,800)	(43,277)	(39,985)	(42,855)
Accrued interest payable	(151)	(151)	(190)	(190)

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

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on securities available for sale	$469	$144	$(2,142)
Less reclassification adjustments for gains, (losses), (impairments) recorded in income	(8)	(268)	(1,721)

Net unrealized gains (losses)	477	412	(421)
Tax effect	(162)	(140)	143

Other comprehensive income (loss)	$315	$272	$(278)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/10	Current Period Change	Balance at 12/31/09
Unrealized gains on securities available for sale	$451	$315	$136

Total	$451	$315	$136

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, statements of operations, and statements of cash flows for Park Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$646	$431
Securities available for sale	17	25
ESOP loan	—	142
Investment in bank subsidiary	17,369	21,980
Investment in real estate development subsidiary	1	1
Accrued interest receivable and other assets	—	382

Total assets	$18,033	$22,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$10	$13
Stockholders’ equity	18,023	22,948

Total liabilities and stockholders’ equity	$18,033	$22,961

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Operating income
Dividends from subsidiaries	$—	$—	$1,000
Gains on sales of securities	—	—	5
Interest income
Securities (including dividends)	—	6	16
ESOP loan	10	20	31

Total operating income	10	26	1,052

Operating expenses
Interest on borrowings	—	—	10
Loss on security impairment	8	90	211
Other expenses	317	353	369

Total operating expenses	325	443	590

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(315)	(417)	462

Income tax expense (benefit)	—	68	(183)

Income (loss) before equity in undistributed earnings of subsidiaries	(315)	(485)	645

Dividends in excess of subsidiary earnings	(5,040)	(3,790)	(3,012)

Net loss	$(5,355)	$(4,275)	$(2,367)

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities
Net loss	$(5,355)	$(4,275)	$(2,367)
Adjustments to reconcile net loss to net cash from operating activities
Gain on sale of securities	—	—	(5)
Loss on security impairment	8	90	211
Dividends in excess of subsidiary earnings	5,040	3,790	3,012
Change in
Other assets	383	68	7
Other liabilities	(3)	(16)	13

Net cash from operating activities	73	(343)	871

Cash flows from investing activities
Sale of securities	—	—	114
Payment received on ESOP loan	142	141	141

Net cash from investing activities	142	141	255

Cash flows from financing activities
Other borrowings	—	—	500
Repayment of other borrowings	—	—	(500)
Stock options exercised	—	—	—
Purchase of treasury stock	—	—	(483)
Dividends paid to stockholders	—	—	(468)

Net cash from financing activities	—	—	(951)

Net change in cash and cash equivalents	215	(202)	175

Cash and cash equivalents at beginning of year	431	633	458

Cash and cash equivalents at end of year	$646	$431	$633

(Continued)

PARK BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Table amounts in thousands, except share and per share data)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Interest Income	Net Interest Income	Net Income (Loss)	Earnings Per Share Basic	Earnings Per Share Fully Diluted
2010
First quarter	$2,459	$1,467	$(655)	$(.55)	$(.55)
Second quarter	2,355	1,419	(1,075)	(.90)	(.90)
Third quarter	2,331	1,436	(725)	(.61)	(.61)
Fourth quarter (1)	2,221	1,377	(2,900)	(2.44)	(2.44)

2009
First quarter	$2,697	$1,318	$(563)	$(.48)	$(.48)
Second quarter	2,640	1,281	(585)	(.50)	(.50)
Third quarter	2,417	1,143	(540)	(.46)	(.46)
Fourth quarter (2)	2,464	1,286	(2,587)	(2.19)	(2.19)

(1)	The net loss increased in the fourth quarter due to an increase of $2.2 million in the provision for loan losses. The increase in the provision for loan losses is primarily due to the replenishment of the allowance for loan losses for charge offs taken in the fourth quarter and the establishment of specific valuation allowances on impaired loans during the same period. The increase in the loss provision was partially offset by a decrease of $236,000 in noninterest expense related to a decrease in REO expenses during the quarter of $325,000 which was primarily due to timing differences between the third and fourth quarters.
(2)	The net loss increased in the fourth quarter due to a $1.9 million provision for loan losses. The provision for loan losses is due to an increase in impaired loans in the process of foreclosure, of which the loan balance exceeds the estimated fair value of the collateral, less costs to sell.

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