Form 10-Q
period 2011-03-31
PARK BANCORP INC
filed 2011-05-16
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, the Registrant had outstanding 1,193,174 shares of common stock.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “should,” “planned,” “estimated,” and “potential,” or other similar terms. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; health of the local real estate market; our ability to manage our levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; the Company’s ability to comply with the provisions of any regulatory enforcement actions, including the Memorandum of Understanding and the Cease and Desist Order; legislative changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; competition; accounting principles, policies and guidelines; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements unless required to do so under the federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$2,742	$2,683
Federal funds sold	9,728	9,708
Interest-bearing deposits with other financial institutions	8,379	6,627

Total cash and cash equivalents	20,849	19,018

Securities available for sale	25,804	30,031
Loans receivable, net of allowance of $5,723 and $5,144	133,579	135,559
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	8,905	9,018
Accrued interest receivable	709	761
Bank-owned life insurance	8,673	8,596
Real estate owned	2,059	1,794
Other assets	1,664	1,589

Total assets	$207,665	$211,789

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$6,491	$6,525
Interest bearing deposits	139,844	142,272

Total deposits	146,335	148,797

Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	1,261	1,932
Federal Home Loan Bank advances	39,800	39,800
Accrued interest payable	141	151
Other liabilities	676	486

Total liabilities	190,813	193,766

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued; 1,193,174 shares outstanding at March 31, 2011 and December 31, 2010	29	29
Additional paid-in capital	32,101	32,095
Retained earnings	15,683	16,473
Treasury stock, at cost, 1,720,854 shares held at March 31, 2011 and December 31, 2010	(31,025)	(31,025)
Accumulated other comprehensive income	64	451

Total stockholders’ equity	16,852	18,023

Total liabilities and stockholders’ equity	$207,665	$211,789

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans receivable	$1,985	$2,141
Securities	166	315
Interest-bearing deposits with other financial institutions	6	3

Total	2,157	2,459

Interest expense
Deposits	423	596
Federal Home Loan Bank advances and other borrowings	373	396

Total	796	992

Net interest income	1,361	1,467

Provision for loan losses	807	444

Net interest income after provision for loan losses	554	1,023

Non-interest income
Gain on the sale of securities available for sale	317	—
Gain on the sale of loans	2	—
Service fee income	46	51
Earnings on bank-owned life insurance	77	77
Other operating income	21	9

Total non-interest income	463	137

Non-interest expense
Compensation and benefits	734	835
Occupancy and equipment expense	222	271
Professional fees	193	97
Real estate owned impairment and expenses	117	121
Federal deposit insurance expenses	102	89
Other operating expenses	439	402

Total non-interest expense	1,807	1,815

Loss before income taxes	(790)	(655)
Income tax benefit	—	—

Net loss	$(790)	$(655)

Basic loss per share	$(.66)	$(.55)
Diluted loss per share	$(.66)	$(.55)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(790)	$(655)
Adjustments to reconcile net loss to net cash from operating activities
Net premium amortization on securities	(7)	5
Gain on sales of securities available for sale	(317)	—
Gain on sales of loans	(2)	—
Write-down of real estate owned property	28	27
Earnings on bank-owned life insurance, net	(77)	(77)
Provision for loan losses	807	444
Depreciation	122	122
Stock based compensation	6	17
ESOP compensation expense	—	14
Net change in:
Accrued interest receivable	52	47
Accrued interest payable	(10)	(17)
Other assets	(75)	795
Other liabilities	190	99

Net cash from operating activities	(73)	821

Cash Flows From Investing Activities
Net change in loans	654	21
Proceeds from sales of loans	228	—
Proceeds from sales of securities available for sale	5,794	—
Purchase of securities available for sale	(3,022)	(1,000)
Maturities and calls of securities available for sale	1,392	2,675
Purchase of premises and equipment	(9)	(9)

Net cash from investing activities	5,037	1,687

Cash Flows From Financing Activities
Net change in deposits	(2,462)	(5,576)
Net change in advances from borrowers for taxes and insurance	(671)	(696)
Federal Home Loan Bank advances	—	1,500
Repayments of Federal Home Loan Bank advances	—	(615)

Net cash from financing activities	(3,133)	(5,387)

Net change in cash and cash equivalents	1,831	(2,879)
Cash and cash equivalents at beginning of period	19,018	11,975

Cash and cash equivalents at end of period	$20,849	$9,096

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$806	$1,009
Non-cash activity
Loans transferred to real estate owned	293	422

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2011 and 2010

(In thousands of dollars, except share data)

(Unaudited)

2010	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948
Net loss	—	—	(655)	—	—	—	(655)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	279	279

Total comprehensive (loss)							(376)
Stock based compensation	—	17	—	—	—	—	17
ESOP shares earned	—	(11)	—	—	25	—	14

Balance at March 31, 2010	$29	$32,103	$21,173	$(31,043)	$(74)	$415	$22,603

2011	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2011	$29	$32,095	$16,473	$(31,025)	$451	$18,023
Net loss	—	—	(790)	—	—	(790)
Change in fair value of securities available for sale, net of income taxes		—	—	—	(387)	(387)

Total comprehensive (loss)						(1,177)
Stock based compensation	—	6	—	—	—	6

Balance at March 31, 2011	$29	$32,101	$15,683	$(31,025)	$64	$16,852

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”, “we” or “us”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), an inactive entity, and the Bank’s subsidiaries, GPS Corporation which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2010 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2011. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, recognition of deferred tax assets and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation. All financial information in the following tables is in thousands of dollars, except shares and per share data.

Adoption of New Accounting Standards

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for the transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective January 1, 2011 and did not have a significant impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation (Continued)

In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables and the aging of past due financing receivables at the end of the reporting period by class of financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The effect of adopting this new guidance on December 31, 2010 was disclosure-related only and had no impact on its results of operations.

Newly Issued But Not Effective Accounting Standards

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three month periods ended March 31, 2011 and 2010. Due to the Company’s net loss in 2011 and 2010, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Basic loss per share
Net loss as reported	$(790)	$(655)
Weighted average common shares outstanding	1,193,174	1,187,309

Basic loss per share	$(.66)	$(.55)

Diluted loss per share
Net loss as reported	$(790)	$(655)
Weighted average common shares outstanding	1,193,174	1,187,309
Dilutive effect of stock options	—	—

Average common shares and dilutive potential common shares	1,193,174	1,187,309

Diluted loss per share	$(.66)	$(.55)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 3 – Securities Available For Sale

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Government sponsored enterprises	$13,002	$12	$(113)	$12,901
Municipal	502	30	—	532
Corporate	2,998	9	8)	2,999
Equity	17	—	(2)	15
GSE mortgage-backed-residential	9,151	249	(43)	9,357

	$25,670	$300	$(166)	$25,804

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Government sponsored enterprises	$12,004	$19	$(87)	$11,936
Corporate	5,004	77	(8)	5,073
Municipal	502	31	—	533
Equity	4,486	261	—	4,747
GSE mortgage-backed-residential	7,513	235	(6)	7,742

	$29,509	$623	$(101)	$30,031

Securities with unrealized losses at March 31, 2011 and December 31, 2010 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2011
Government sponsored enterprises	$9,888	$(113)	$—	$—	$9,888	$(113)
Corporate	—	—	993	(8)	993	(8)
Equity	15	(2)	—	—	15	(2)
GSE mortgage-backed residential	3,004	(43)	—	—	3,004	(43)

Total temporarily impaired	$12,907	$(158)	$993	$(8)	$13,900	$(166)

December 31, 2010
Government sponsored enterprises	$8,917	$(87)	$—	$—	$8,917	$(87)
Corporate	—	—	993	(8)	993	(8)
GSE mortgage-backed residential	982	(6)	—	—	982	(6)

Total temporarily impaired	$9,899	$(93)	$993	$(8)	$10,892	$(101)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 3 – Securities Available For Sale (Continued)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For the three months ended March 31, 2011 and 2010, the Company had no impairment losses.

At March 31, 2011, the government enterprises portfolio was backed by securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”) and the Federal Farm Credit Bureau (“FFCB”). The Municipal portfolio consists of an investment grade taxable municipal bond due October, 2015. The Corporate portfolio includes investment grade medium term notes issued by financial services companies maturing between June 2011 and November 2018. We hold an equity security which is an investment in another financial institution; the security has been in a continuous loss position for the past twelve months. We have previously taken an impairment charge on the security. During the three month period ended March 31, 2011, the market value of this security has fluctuated and is currently at an unrealized loss of $1,700 which is a $1,700 decrease from the value at December 31, 2010. We had one corporate note from a financial institution that has been in a continuous loss position for twelve months or more, the security is rated A2 with a fair value of $993,000 and a maturity date of February 2012. The decline in fair value is less than 1% of the amortized book value of the security. Management has reviewed these securities and believes no impairment charge is required for these securities at March 31, 2011.

Contractual maturities of securities at March 31, 2011 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,998	$1,993
Due one to five years	1,505	1,533
Due five years to ten years	9,999	9,922
Due after ten years	3,000	2,984

	16,502	16,432

Equity	17	15
GSE mortgage-backed-residential	9,151	9,357

	$25,670	$25,804

Securities with a carrying value of $3.0 million and $8.0 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure securities sold under repurchase agreements at March 31, 2011 and securities sold under repurchase agreements and public deposits at December 31, 2010, as required or permitted by law.

During the quarter ended March 31, 2011, the Company sold its interest in an ultra short mortgage mutual fund. Gross proceeds from the sale were $4.7 million and generated a gain on the sale of $270,000. The Company sold an additional security during the quarter with gross proceeds on the sale of $1.1 million and generated a gain of $47,000. There were no losses recorded on any sales during the quarter ended March 31, 2011. There were no security sales during the quarter ended March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	March 31, 2011	December 31, 2010

One-to-four-family residential	$97,925	$98,179
Multi-family residential	14,927	15,135
Commercial, construction and land	15,606	16,828
Consumer loans	5,922	5,738
Participations and loans purchased	6,072	6,106

Total loans, gross	140,452	141,986
Undisbursed portion of loans (LIP)	(955)	(1,091)
Net deferred loan origination fees	(195)	(192)

Total loans, net of LIP and deferred fees	139,302	140,703
Allowance for loan losses	(5,723)	(5,144)

Total loans, net	$133,579	$135,559

During the quarter, the Bank participated in the Federal Home Loan Bank’s MPFXtra program. This program is designed for financial institutions to generate liquidity and promote mortgage lending. Under this program, the Bank sold two performing one-to-four-family residential loans totaling $226,000 and generated a $2,000 gain on the sale. These loans were sold with recourse, therefore the Federal Home Loan Bank has the right to return the loan to the Bank if underwriting guidelines do not meet their standards. Management intends to continue with this program to the extent that future loan originations meet the guidelines for the program.

Loan Origination/Risk Management. Single family real estate loans are originated using secondary market underwriting guidelines. We originate both fixed rate and adjustable rate loans in our residential lending program. We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.

Multi-family and commercial real estate loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements, tax returns and individual credit reports.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

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

Concentrations of Credit. The Bank’s lending activity primarily occurs within the geographic areas which we serve through our branch network, generally described as south and southwest Chicago, Illinois and the western suburbs of Chicago. Our loan portfolio mix includes 69.7% in one-to-four family mortgages, 10.7% in multifamily residential mortgages, 11.1% in commercial real estate mortgages, construction loans and land loans, 4.2% in direct consumer loans, and 4.3% in participations and loans purchased which are split close to equally between one-to-four family and commercial real estate as of March 31, 2011.

Outstanding commitments to borrowers for loans as of March 31, 2011 and December 31, 2010 totaled $1.2 million and $1.7 million, respectively. Unfunded commitments under lines of credit as of March 31, 2011 and December 31, 2010 totaled $1.8 million and $2.0 million, respectively.

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

Senior Management performs a quarterly review of the classification of all of the Bank’s assets. When we classify problem assets as either substandard or doubtful, we may consider the loans to be impaired and establish a specific allowance in an amount we deem prudent and approved by Senior Management or the Audit Committee or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances.

Early indicator loan grades are used by the Bank to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than every three months. At March 31, 2011 and December 31, 2010 the Bank had no loans classified as doubtful or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following tables present a summary of loans, net of LIP and deferred fees, by class and risk category at March 31, 2011 and December 31, 2010.

March 31, 2011

	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Grade:
Pass	$88,159	$12,858	$12,744	$5,347	$5,437	$124,545
Special mention	—	—	464	532	—	996
Substandard	9,641	2,025	1,430	30	635	13,761

Total	$97,800	$14,883	$14,638	$5,909	$6,072	$139,302

December 31, 2010

	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Grade:
Pass	$90,084	$12,234	$14,018	$4,968	$5,501	$126,805
Special mention	—	675	147	770	—	1,592
Substandard	7,950	2,195	1,556	—	605	12,306

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. The following tables present a summary of the loan portfolio, net of LIP and deferred fees, by class and credit quality at March 31, 2011 and December 31, 2010.

March 31, 2011

	One-to-Four Family	Multi-Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Performing	$88,159	$12,858	$13,208	$5,879	$5,410	$125,514
Nonperforming	9,641	2,025	1,430	30	662	13,788

Total	$97,800	$14,883	$14,638	$5,909	$6,072	$139,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

December 31, 2010

	One-to-Four Family	Multi-Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Performing	$89,452	$12,909	$14,165	$5,738	$5,435	$127,699
Nonperforming	8,582	2,195	1,556	—	671	13,004

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

The following is a summary of information pertaining to nonaccrual loans, net of LIP and deferred fees:

	March 31, 2011	December 31, 2010
Nonperforming loans:
Nonaccrual loans	$13,092	$12,113
Nonaccrual troubled debt restructured loans	193	193

Total nonaccrual loans	13,285	12,306
Loans past due 90 days still on accrual	27	698
Substandard loans less than 90 days nonperforming	476	—

Total nonperforming loans	$13,788	$13,004

Performing troubled debt restructured loans	$1,601	1,413
Nonperforming troubled debt restructured loans	193	193

Total troubled debt restructured loans	$1,794	$1,606

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

The following table is a summary of nonaccrual loan balances, net of LIP and deferred fees, by class of loan at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

One-to-four family	$9,185	$7,950
Multi-family	2,025	2,195
Commercial, Construction and Land	1,430	1,556
Consumer	10	—
Participations and Loans Purchased	635	605

Total nonaccrual loans	13,285	12,306
Loans past due 90 days still on accrual	27	698
Substandard loans less than 90 days nonperforming	476	—

Total nonperforming loans	$13,788	$13,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following tables summarize the aging of loans, net of LIP and deferred fees, by class at March 31, 2011 and December 31, 2010.

March 31, 2011

Loans Past Due
	30-59 Days	60-89 Days(2)	90 Days and Greater(1)	Total	Current	Total Loans

Real estate:
One-to-four family	$1,746	$731	$9,185	$11,662	$86,138	$97,800
Multi-family	—	—	2,025	2,025	12,858	14,883
Commercial, Construction and Land	—	—	1,430	1,430	13,208	14,638

Total real estate	1,746	731	12,640	15,117	112,204	127,321

Consumer	556	—	10	566	5,343	5,909
Participations and Loans Purchased	113	11	662	786	5,286	6,072

Total	$2,415	$742	$13,312	$16,469	$122,833	$139,302

(1)	Includes $27,000 of loans that are 90 days past due and still accruing interest. There were no loans over 90 days past due and still accruing interest.
(2)	Loans of $456,000 and $20,000 performing under a payment plan classified as substandard because they do not have enough payment history to remove them from the nonperforming classification are included in the 60-89 day and current aging categories, respectively.

December 31, 2010

Loans Past Due
	30-59 Days	60-89 Days	90 Days and Greater(1)	Total	Current	Total Loans

Real estate:
One-to-four family	$2,062	$732	$8,582	$11,376	$86,658	$98,034
Multi-family	359	204	2,195	2,758	12,346	15,104
Commercial, Construction and Land	363	—	1,556	1,919	13,802	15,721

Total real estate	2,784	936	12,333	16,053	112,819	128,872

Consumer	109	20	—	129	5,609	5,738
Participations and Loans Purchased	14	84	671	769	5,337	6,106

Total	$2,907	$1,040	$13,004	$16,951	$123,752	$140,703

(1)	Includes $698,000 of loans that are 90 days past due and still accruing interest. There were no other loans over 90 days past due and still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

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

The following tables present loans individually evaluated for impairment by class of loan, net of LIP and deferred fees, as of March 31, 2011 and December 31, 2010. The recorded investment included in the following tables represent loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	$15,363	$15,363	$15,363
March 31, 2011

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance

Loans with no related allowance:
One-to-four family	$1,669	$1,669	$—
Multi-family	1,113	1,113	—
Commercial, Construction and Land	757	757	—
Consumer	10	10	—

Total	$3,549	$3,549	$—

Loans with an allowance:
One-to-four family	$9,574	$9,574	$3,074
Multi-family	912	912	161
Commercial, Construction and Land	673	673	301
Consumer	20	20	20
Participations and purchased loans	635	635	14

Total	$11,814	$11,814	$3,570

Total impaired loans:
One-to-four family	$11,243	$11,243	$3,074
Multi-family	2,025	2,025	161
Commercial, Construction and Land	1,430	1,430	301
Consumer	30	30	20
Participations and purchased loans	635	635	14

Total	$15,363	$15,363	$3,570

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

	$15,363	$15,363	$15,363
December 31, 2010

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance

Loans with no related allowance:
One-to-four family	$1,250	$1,250	$—
Multi-family	913	913	—
Commercial, Construction and Land	760	760	—

Total	$2,923	$2,923	$—

Loans with an allowance:
One-to-four family	$8,279	$8,279	$2,518
Multi-family	1,285	1,285	263
Commercial, Construction and Land	733	733	392
Participations and purchased loans	605	605	13

Total	$10,902	$10,902	$3,186

Total impaired loans:
One-to-four family	$9,529	$9,529	$2,518
Multi-family	2,198	2,198	263
Commercial, Construction and Land	1,493	1,493	392
Participations and purchased loans	605	605	13

Total	$13,825	$13,825	$3,186

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.

The following table is a summary of interest recognized and cash-basis interest income on impaired loans:

	Three Months Ended March 31, 2011						Three Months
							Ended
			Commercial,		Participation		March 31
	One-to-four		Construction		and Loans		2010
	Family	Multifamily	and Land	Consumer	Purchased	Total	Total

Average of impaired loans during the period	$10,303	$2,110	$1,493	$15	$620	$14,541	$11,540

Interest income during the impairment	61	12	2	—	—	75	54

Cash basis interest earned	61	12	2	—	—	75	54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

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

Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are generally based on various historical measures such as the amount and class of classified loans, past due ratios and loss experience, which could affect the collectability of the respective loan classes.

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

A summary of activity in the allowance for loan losses follows:

	Three Months Ended March 31, 2011
							Three
			Commercial,		Participation		Months Ended
	One-to-four		Construction		and Loans		March 31, 2010
	Family	Multifamily	and Land	Consumer	Purchased	Total	Total

Beginning balance	$3,839	$410	$720	$52	$123	$5,144	$2,851
Provision for loan losses	737	6	11	21	32	807	444
Recoveries	—	—	—	—	3	3	—
Loans charged off	—	(106)	(103)	—	(22)	(231)	(160)

Ending balance	$4,576	$310	$628	$73	$136	$5,723	$3,135

The following tables present a summary of our allowance for loan losses and loan portfolio, net of LIP and deferred fees, by loan class and impairment method at March 31, 2011 and December 31, 2010.

March 31, 2011

	One-to-four Family	Multi-family	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,074	$161	$301	$20	$14	$3,570
Collectively evaluated for impairment	1,502	149	327	53	122	2,153

Total ending allowance balance	$4,576	$310	$628	$73	$136	$5,723

Loans:
Individually evaluated for impairment	$11,243	$2,025	$1,430	$30	$635	$15,363
Collectively evaluated for impairment	86,557	12,858	13,208	5,879	5,437	123,939

Total ending allowance balance	$97,800	$14,883	$14,638	$5,909	$6,072	$139,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

December 30, 2010

	One-to-four Family	Multi-family	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,518	$263	$392	$—	$13	$3,186
Collectively evaluated for impairment	1,321	147	328	52	110	1,958

Total ending allowance balance	$3,839	$410	$720	$52	$123	$5,144

Loans:
Individually evaluated for impairment	$9,529	$2,198	$1,493	$—	$605	$13,825
Collectively evaluated for impairment	88,513	12,907	14,232	5,725	5,501	126,878

Total ending allowance balance	$98,042	$15,105	$15,725	$5,725	$6,106	$140,703

Note 5 – Income Taxes

Realization of deferred tax assets is dependent upon generating sufficient future taxable income to utilize the deferred tax assets, and for net operating losses or other tax credits, prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded since the first quarter of 2009. In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the Company’s ability to carry-back losses to prior years and other tax planning strategies that, if needed, would enable the Company to realize deferred tax assets associated with capital loss carryforwards. Negative evidence includes the cumulative losses in the current year and the immediately preceding three fiscal years, the generally downward economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

During the three months ended March 31, 2011, the Company continued to recognize a full valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

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

Note 6 – Employee Benefit Plans

Employee Stock Ownership Plan

The Employee Stock Ownership Plan (ESOP) terminated at December 31, 2010. There were 167,264 allocated shares held by the ESOP at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

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

As of March 31, 2011 and December 31, 2010, there were 93,320 shares and 79,320 shares, respectively, available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan. The table below is a summary of the status of all options under the 2003 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	73,237	$11.83

Granted	—	—
Exercised	—	—
Expired/forfeitures	10,000	6.01

Vested and expected to vest at December 31, 2011	63,237	$12.75	5.5	$—

Options exercisable at March 31, 2011	36,037	$19.36	3.1	$—

As of March 31, 2011 and December 31, 2010, there was $48,000 and $70,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares will vest each year. The fair value of the stock award at the grant date was $28,000. Only 1,000 shares vested and the remaining 4,000 shares were forfeited due to the resignation of the director who was granted the stock awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities

March 31, 2011
Government sponsored enterprises	$12,901	$—	$12,901	$—
Corporate	2,999	—	2,999	—
Municipal	532	—	532	—
Equity	15	—	15	—
GSE mortgage-backed residential	9,357	—	9,357	—

	$25,804	$—	$25,804	$—

December 31, 2010
Government sponsored enterprises	$11,936	$—	$11,936	$—
Corporate	5,073	—	5,073	—
Municipal	533	—	533	—
Equity	4,747	4,730	17	—
GSE mortgage-backed residential	7,742	—	7,742	—

	$30,031	$4,730	$25,301	$—

The Company’s mutual fund investment, classified as an equity security, is determined using Level 1 inputs. All other equity securities and the other types of the securities portfolio are determined using Level 2 inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	$6,500	$6,500	$6,500	$6,500
		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

March 31, 2011
Impaired loans, net
One-to-four family	$6,500	$—	$—	$6,500
Multi-family	751	—	—	751
Commercial, Construction and Land	372	—	—	372
Participations and purchased loans	621	—	—	621

	$8,244	$—	$—	$8,244

Real estate owned
One-to-four residential	$723	$—	$—	$723
Multi-family	922	—	—	922
Commercial, construction and land	414	—	—	414

	$2,059	$—	$—	$2,059

December 31, 2010
Impaired loans, net:
One-to-four residential	$5,761	$—	$—	$5,761
Multi-family	1,022	—	—	1,022
Commercial, construction and land	341	—	—	341
Participation and purchased loans	592	—	—	592

	$7,716	$—	$—	$7,716

Real estate owned
One-to-four residential	$1,120	$—	$—	$1,120
Multi-family	652	—	—	652
Commercial, construction and land	22	—	—	22

	$1,794	$—	$—	$1,794

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $11.8 million, with an allowance for loan losses of $3.6 million at March 31, 2011, compared to $10.9 million with an allowance for loan losses of $3.2 million at December 31, 2010. Changes in specific allowance allocations during the three months ended March 31, 2011 on impaired loans carried at fair value resulted in an additional provision for loan losses of $384,000.

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $2.1 million as of March 31, 2011. An impairment charge of $28,000 was included in earnings for the three months ended March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$20,849	$20,849	$19,018	$19,018
Loans receivable, net*	133,579	135,363	135,559	137,379
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	709	709	761	761

Financial liabilities
Deposits with no fixed maturity dates	$(59,354)	$(59,354)	$(58,042)	$(58,042)
Deposits with fixed maturity dates	(86,981)	(88,348)	(90,755)	(92,323)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(1,261)	(1,261)	(1,932)	(1,932)
FHLB advances	(39,800)	(43,195)	(39,800)	(43,277)
Accrued interest payable	(141)	(141)	(151)	(151)

*	Includes impaired loans

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

Note 8 – Regulatory Agreements

On January 24, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”). Under the terms of the MOU, the Company agreed with the OTS to, among other things:

•	Provide the OTS with periodic cash flow plans;

•	Not incur or redeem any debt or declare or pay dividends without prior OTS approval;

•	Submit any proposed Board or management changes to the OTS for prior approval; and

•	Not enter into, revise or renew any existing compensation or employment agreements without OTS approval.

Prior to the issuance of the MOU, the Company already undertaken a number of the steps specified in the MOU including, but not limited to, the Company’s prior suspension of dividends and redemption of stock. The Company believes that it is currently in compliance with the MOU.

The MOU requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the MOU could result in the initiation of a formal enforcement action by the OTS. The MOU will remain in effect until terminated, modified, or suspended in writing by the OTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(table amounts in thousands of dollars, except share data)

Note 8 – Regulatory Agreements (Continued)

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

The Order requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the Order could result in the initiation of further enforcement actions by the OTS. The Order will remain in effect until terminated, modified, or suspended in writing by the OTS. The Supervisory Agreement between the Bank and OTS effective February 26, 2007, has been superseded by the Order.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, an inactive entity, and the Bank’s subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, at March 31, 2011 to its financial condition at December 31, 2010 and the results of operations for the three months ended March 31, 2011 to the same period in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at March 31, 2011 decreased $4.1 million or 1.9% to $207.7 million from $211.8 million at December 31, 2010. The primary reasons for the change from December 31, 2010 were an increase of $1.8 million in cash and cash equivalents primarily in interest-bearing deposits with other financial institutions, offset by decreases of $4.2 million in securities available for sale and $2.0 million in loans receivable, net during the three month period ended March 31, 2011.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased $4.2 million from December 31, 2010 to March 31, 2011 primarily as a result of security sales of $5.5 million, which included the sale of the Company’s interest in an ultra short mortgage mutual fund with a fair value of $4.5 million, debt security maturities and calls of $1.4 million and a $387,000 decrease in the market value of existing investments, partially offset by $3.0 million in securities purchases. Excess liquidity generated from the securities portfolio was invested in interest-bearing deposits with other financial institutions.

Loans receivable, net decreased $2.0 million to $133.6 million at March 31, 2011 from $135.6 million at December 31, 2010. During the period, loan originations and advances were $3.1 million, which were offset by $4.5 million of loan repayments and payoffs, net of $228,000 in net charge offs, a net increase in allowance for loan losses of $579,000, loan sales of $226,000 and transfers to real estate owned of $293,000.

The allowance for loan loss was $5.7 million at March 31, 2011 compared to $5.1 million at December 31, 2010, while nonperforming loans were $13.7 million and $13.0 million for the comparable periods. The establishment of the allowance for loan losses is determined based on general factors such as the economy, charge off history, geographic loan concentrations, underwriting, the turnover in the Bank’s management and staff and specific reserves required due to anticipated losses on certain loans. During the first three months of 2011, the factor for historical charge offs was increased due to the average charge off experience of the Company over the last twenty-four months. The other general factors remained the same compared to December 31, 2010. The portion of the allowance that pertains to these general factors at March 31, 2011 was $2.1 million or 1.74% of total loans, excluding those designated as specific, with the remaining $3.6 million pertaining to specific loans which represents 23.24% of the impaired loans. Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $11.8 million, with an allowance for loan losses of $3.6 million at March 31, 2011, compared to $10.9 million with an allowance for loan losses of $3.2 million at December 31, 2010. Changes in specific allowance allocations during the three months ended March 31, 2011 on impaired loans carried at fair value resulted in an additional provision for loan losses of $384,000.

The Company believes that the increase in the allowance for loan losses is consistent with the performance of the loan portfolio during the three months ended March 31, 2011 and the related credit risks inherent in the portfolio. Approximately 69.1% of the Company’s nonperforming loans are one-to-four family loans. Approximately 27.0% of the nonperforming one-to-four family loans were related to rental investment properties owned by investment companies controlled by two individuals. Multi-family loans represent 15.2% of nonperforming loans, commercial, construction and land loans comprise 10.8% on nonperforming loans and participations and loans purchased represent approximately 4.9% of the nonperforming loans at March 31, 2011. Total nonperforming loans as a percentage of total loans net of LIP and deferred fees were 9.54% at March 31, 2011 compared to 8.75% at December 31, 2010.

Real estate owned (“REO”) increased $265,000 to $2.1 million at March 31, 2011 from $1.8 million at December 31, 2010 predominately due to $293,000 of loans transferred into REO. The values of the properties in the Company’s REO inventory were written-down $28,000 as a result of a decline in property values during the first three months of 2011. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value, less cost to sell, as of March 31, 2011.

The following table sets forth information regarding nonaccrual loans, net of LIP and deferred fees, and other real estate owned at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	March 31, 2011	December 31, 2010
Nonaccrual loans
One-to-four-family	$9,185	$7,950
Multi-family	2,025	2,195
Commercial, construction and land	1,430	1,556
Consumer	10	—
Participations and loans purchased	635	605

Total nonaccrual loans	13,285	12,306
Loans past due 90 days still on accrual	27	698
Substandard loans less than 90 days nonperforming	476	—

Total nonperforming loans	13,788	13,004
Real estate owned	2,059	1,794

Total nonperforming assets	$15,847	$14,798

The following table sets forth the amount of the Company’s allowance for loan losses by class, the percent of allowance for loan losses by class to total allowance, and the percent of gross loans by class to total gross loans in each of the categories listed at the dates indicated.

	March 31, 2011			December 31, 2010
	Amount	Percentage of Allowance to Total Allowance	Percentage of Net Loans to Total Net Loans(1)	Amount	Percentage of Allowance to Total Allowance	Percentage of Net Loans to Total Net Loans(1)
One-to-four-family	$4,576	79.96%	70.21%	$3,825	74.36%	69.68%
Multi-family	310	5.42	10.68	410	7.97	10.74
Commercial, construction and land	628	10.97	10.51	720	14.00	11.17
Consumer	73	1.27	4.24	52	1.01	4.07
Participation and loans purchased	136	2.38	4.36	137	2.66	4.34

Total allowance for loan losses	$5,723	100.00%	100.00%	$5,144	100.00%	100.00%

(1)	Net loans are net of LIP and deferred fees before allowance for loan losses.

Total liabilities at March 31, 2011 were $190.8 million, a decrease of $3.0 million, or 1.5%, from $193.8 million at December 31, 2010. The change was due primarily to a decrease in deposits of $2.5 million, or 1.7%, from December 31, 2010 and a decrease in advances from borrowers for taxes and insurance of $671,000, or 34.7%, during the three months ended March 31, 2011. Deposits decreased as the Company continued to follow its interest rate risk strategy of allowing higher rate deposits to mature. The decrease in the advances from borrowers was due to the timing of the payment of local real estate taxes.

Stockholders’ equity decreased $1.2 million, or 6.5%, to $16.8 million at March 31, 2011 from $18.0 million at December 31, 2010. The decrease was primarily attributable to the net loss for the three months ended March 31, 2011 of $790,000 and a decrease of $387,000 in accumulated other comprehensive income due to gains realized on security sales during the quarter and a decrease in the market value of investments included in securities available for sale.

Results of Operations

The net loss for the quarter ended March 31, 2011 was $790,000, or $(0.66) per diluted share, an increase of $135,000 compared to a net loss of $655,000, or $(0.55) per diluted share, for the first quarter of 2010. The change was due to a decrease in net interest income of $106,000 and an increase in the provision for loan loss of $363,000, offset by an increase in non-interest income of $326,000 and a decrease in non-interest expense of $8,000.

Net interest income for the quarter ended March 31, 2011 decreased $106,000, or 7.2%, to $1.4 million compared to $1.5 million for the first quarter in 2010. The average yield on interest-earning assets decreased 57 basis points to 4.61% for the quarter ended March 31, 2011 compared to 5.18% for the same period in 2010, while average interest-earning assets decreased $2.8 million during the same time period. The average yield decreased partially as a result of the net increase in foregone interest on nonaccrual loans of approximately $154,000 during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 43 basis points to 1.73% compared to 2.16% for the quarters ended March 31, 2011 and 2010, respectively. Average interest-bearing liabilities increased $606,000 during the first quarter of 2011 compared to the first quarter of 2010. The interest rate spread decreased 14 basis points to 2.88% for the quarter ended March 31, 2011 compared to 3.02% for the first quarter in 2010 while the net interest margin decreased to 2.91% compared to 3.09% for the same period. The decreases in the interest rate spread and margin were primarily due to the decrease in average interest-earning assets, the reallocation of interest-earning assets between asset categories and the decreases in the yield on those assets during the quarter ended March 31, 2011 compared to the same quarter in 2010.

Management establishes provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the classes of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, a $807,000 provision for loan loss was established for the quarter ended March 31, 2011 compared to $444,000 for the same quarter in 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2011 is maintained at a level that represents management’s best estimate of incurred losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest income increased $326,000 to $463,000 for the quarter ended March 31, 2011 compared to $137,000 for the quarter ended March 31, 2010. The increase was primarily due to a $317,000 gains on the sale of securities during the quarter. During the quarter ended March 31, 2011, the Company sold its interest in an ultra short mortgage mutual fund. Gross proceeds from the sale were $4.7 million and generated a gain on the sale of $270,000. The Company sold an additional security during the quarter with gross proceeds on the sale of $1.1 million and generated a gain of $47,000. These securities were sold to recognize into income the significant unrealized gains that were carried as other comprehensive gains on the balance sheet. There were no losses recorded on any sales during the quarter ended March 31, 2011. There were no securities sales during the first quarter of 2010.

Non-interest expense decreased $8,000 during the quarter ended March 31, 2011 and remained at $1.8 million for the three month periods ended March 31, 2011 and 2010, respectively.

There was no federal income tax benefit recorded for the three months ended March 31, 2011 and 2010, respectively due to the deferred tax asset valuation allowance which was established in 2009. The Company began recognizing a deferred tax asset valuation allowance, due to uncertainty as to whether the deferred tax assets would be fully utilized in future periods.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $(73,000) and $821,000 for the three months ended March 31, 2011 and 2010, respectively. Net cash from investing activities consisted primarily of disbursements for the purchase of securities, offset by proceeds from the sale of securities, principal collections on loans, and proceeds from maturing securities, and repayments on mortgage-backed securities. Net cash provided by investing activities were $5.0 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts. The net cash provided by (used in) financing activities was $(3.1) million and $(5.4) million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the Bank exceeded all of the minimum regulatory capital adequacy requirements with a Tier 1 (core) capital level of $16.3 million, or 7.85% of adjusted total assets and total risk-based capital of $17.8 million, or 15.37% of risk-weighted assets.

At March 31, 2011, the Bank had outstanding commitments to originate mortgage loans of $1.2 million, commitments under unused lines of credit of $1.8 million and undisbursed portions of construction loans of $955,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from March 31, 2011 totaled $47.3 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2010 the latest date for which information is available, the Bank’s sensitivity measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (13)% and would result in a $3.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2010, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	$18,683	$18,683	$18,683	$18,683	$18,683
	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$18,683	$(6,670)	(26)%	8.82%	(242	)bp
+ 200 bp	21,966	(3,387)	(13)	10.11	(112	)bp
+ 100 bp	24,354	(999)	(4)	10.97	(26	)bp
0 bp	25,353	—	—	11.24	—
– 100 bp	24,951	(401)	(2)	10.95	(29	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management is in the process of completing the computation of NPV as of March 31, 2011, but estimates that the results would not be materially different than those presented above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased in the first three months of 2011 under the program. A total of 43,682 shares remain available for repurchase under the program.

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

PARK BANCORP, INC.

Date: May 16, 2011	/S/ DAVID A. REMIJAS
David A. Remijas
Chairman and Chief Executive Officer

Date: May 16, 2011	/S/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer