Form 10-Q
period 2011-06-30
PARK BANCORP INC
filed 2011-08-15
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, the Registrant had outstanding 1,193,174 shares of common stock.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “should,” “planned,” “estimated,” and “potential,” or other similar terms. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; health of the local real estate market; our ability to manage our levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; the Company’s ability to comply with the provisions of any regulatory enforcement actions, including the Memorandum of Understanding and the Cease and Desist Order; legislative changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the effects of a downgrade in the credit ratings of the U.S. government or a credit default by the U.S. government; competition; accounting principles, policies and guidelines; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements unless required to do so under the federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$3,078	$2,683
Federal funds sold	2,869	9,708
Interest-bearing deposits with other financial institutions	19,537	6,627

Total cash and cash equivalents	25,484	19,018

Securities available for sale	22,722	30,031
Loans receivable, net of allowance of $5,823 and $5,144	132,678	135,559
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	8,802	9,018
Accrued interest receivable	738	761
Bank-owned life insurance	8,751	8,596
Real estate owned	2,261	1,794
Other assets	1,414	1,589

Total assets	$208,273	$211,789

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$8,041	$6,525
Interest bearing deposits	139,121	142,272

Total deposits	147,162	148,797

Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	1,905	1,932
Federal Home Loan Bank advances	39,800	39,800
Accrued interest payable	118	151
Other liabilities	681	486

Total liabilities	192,266	193,766

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued; 1,193,174 shares outstanding at June 30, 2011 and December 31, 2010	29	29
Additional paid-in capital	32,108	32,095
Retained earnings	14,670	16,473
Treasury stock, at cost, 1,720,854 shares held at June 30, 2011 and December 31, 2010	(31,025)	(31,025)
Accumulated other comprehensive income	225	451

Total stockholders’ equity	16,007	18,023

Total liabilities and stockholders’ equity	$208,273	$211,789

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans receivable	$1,978	$2,067	$3,963	$4,208
Securities	165	286	331	601
Interest-bearing deposits with other financial institutions	8	2	14	5

Total	2,151	2,355	4,308	4,814

Interest expense
Deposits	398	534	821	1,130
Federal Home Loan Bank advances and other borrowings	378	402	751	798

Total	776	936	1,572	1,928

Net interest income	1,375	1,419	2,736	2,886

Provision for loan losses	814	869	1,621	1,313

Net interest income after provision for loan losses	561	550	1,115	1,573

Noninterest income
Gain on the sale of securities available for sale	—	—	317	—
Gain on the sale of loans	3	2	5	2
Gain (loss) on the sale of real estate owned	25	(5)	25	(5)
Service fee income	61	68	107	119
Earnings on bank-owned life insurance	79	79	156	156
Other operating income	12	10	33	19

Total noninterest income	180	154	643	291

Noninterest expense
Compensation and benefits	701	833	1,435	1,668
Occupancy and equipment expense	228	256	450	527
Professional fees	242	76	435	173
Real estate owned impairment and expenses	154	78	271	199
Federal deposit insurance expenses	89	87	191	176
Other operating expenses	340	449	779	851

Total noninterest expense	1,754	1,779	3,561	3,594

Loss before income taxes	(1,013)	(1,075)	(1,803)	(1,730)
Income tax benefit	—	—	—	—

Net (loss)	$(1,013)	$(1,075)	$(1,803)	$(1,730)

Basic (loss) per share	$(.85)	$(.90)	$(1.51)	$(1.46)
Diluted (loss) per share	$(.85)	$(.90)	$(1.51)	$(1.46)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,803)	$(1,730)
Adjustments to reconcile net loss to net cash from operating activities
Net premium (accretion) amortization on securities	(7)	18
Gain on sales of securities available for sale	(317)	—
Gain on sales of loans	(5)	(2)
Write-down of real estate owned property	42	27
(Gain) loss on sale or real estate owned	(25)	5
Earnings on bank-owned life insurance, net	(156)	(156)
Provision for loan losses	1,621	1,313
Depreciation	225	245
Stock based compensation	13	34
ESOP compensation expense	—	25
Net change in:
Accrued interest receivable	23	84
Accrued interest payable	(33)	(15)
Other assets	175	823
Other liabilities	195	(2)

Net cash from operating activities	(52)	669

Cash Flows From Investing Activities
Net change in loans	(161)	(177)
Proceeds from sales of loans	512	226
Proceeds from sales of securities available for sale	5,794	—
Purchase of securities available for sale	(4,016)	(5,000)
Maturities and calls of securities available for sale	5,629	8,595
Purchase of premises and equipment	(9)	(12)
Proceeds from the sale of real estate owned	431	419

Net cash from investing activities	8,180	4,051

Cash Flows From Financing Activities
Net change in deposits	(1,635)	(3,998)
Net change in advances from borrowers for taxes and insurance	(27)	(153)
Federal Home Loan Bank advances	—	1,500
Repayments of Federal Home Loan Bank advances	—	(615)

Net cash from financing activities	(1,662)	(3,266)

Net change in cash and cash equivalents	6,466	1,454
Cash and cash equivalents at beginning of period	19,018	11,975

Cash and cash equivalents at end of period	$25,484	$13,429

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,605	$1,943
Non-cash activity
Loans transferred to real estate owned	915	917

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2011 and 2010

(In thousands of dollars, except share data)

(Unaudited)

2010	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948
Net loss	—	—	(1,730)	—	—	—	(1,730)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	458	458

Total comprehensive (loss)							(1,272)
Stock based compensation	—	34	—	—	—	—	34
Transfer 1,000 treasury shares for vested RRP shares	—	(18)	—	18	—	—	—
ESOP shares earned	—	(25)	—	—	50	—	25

Balance at June 30, 2010	$29	$32,088	$20,098	$(31,025)	$(49)	$594	$21,735

2011	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2011	$29	$32,095	$16,473	$(31,025)	$451	$18,023
Net loss	—	—	(1,803)	—	—	(1,803)
Change in fair value of securities available for sale, net of income taxes		—	—	—	(226)	(226)

Total comprehensive (loss)						(2,029)
Stock based compensation	—	13	—	—	—	13

Balance at June 30, 2011	$29	$32,108	$14,670	$(31,025)	$225	$16,007

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”, “we” or “us”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), an inactive entity, and the Bank’s subsidiaries, GPS Corporation which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, recognition of deferred tax assets and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation. All financial information in the following tables is in thousands of dollars, except shares and per share data.

Newly Issued But Not Yet Effective Accounting Standards

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders’ Equity. The update requires that all non - owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 2 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three and six month periods ended June 30, 2011 and 2010. Due to the Company’s net loss in 2011 and 2010, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Basic loss per share
Net loss as reported	$(1,013)	$(1,803)	$(1,075)	$(1,730)
Weighted average common shares outstanding	1,193,174	1,193,174	1,190,551	1,188,939

Basic loss per share	$(.85)	$(1.51)	$(.90)	$(1.46)

Diluted loss per share
Net loss as reported	$(1,013)	$(1,803)	$(1,075)	$(1,730)
Weighted average common shares outstanding	1,193,174	1,193,174	1,190,551	1,188,939
Dilutive effect of stock options	—	—	—	—

Average common shares and dilutive potential common shares	1,193,174	1,193,174	1,190,551	1,188,939

Diluted loss per share	$(.85)	$(1.51)	$(.90)	$(1.46)

Note 3 – Securities Available For Sale

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Government sponsored enterprises	$10,998	$12	$(21)	$10,989
Municipal	502	44	—	546
Corporate	2,001	9	(5)	2,005
Equity	17	5	—	22
GSE mortgage-backed-residential	8,908	253	(1)	9,160

	$22,426	$323	$(27)	$22,722

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Government sponsored enterprises	$12,004	$19	$(87)	$11,936
Corporate	5,004	77	(8)	5,073
Municipal	502	31	—	533
Equity	4,486	261	—	4,747
GSE mortgage-backed-residential	7,513	235	(6)	7,742

	$29,509	$623	$(101)	$30,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 3 – Securities Available For Sale (Continued)

Securities with unrealized losses at June 30, 2011 and December 31, 2010 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2011
Government sponsored enterprises	$4,977	$(21)	$—	$—	$4,977	$(21)
Corporate	—	—	996	(5)	996	(5)
GSE mortgage-backed residential	89	(1)	—	—	89	(1)

Total temporarily impaired	$5,066	$(22)	$996	$(5)	$6,062	$(27)

December 31, 2010
Government sponsored enterprises	$8,917	$(87)	$—	$—	$8,917	$(87)
Corporate	—	—	993	(8)	993	(8)
GSE mortgage-backed residential	982	(6)	—	—	982	(6)

Total temporarily impaired	$9,899	$(93)	$993	$(8)	$10,892	$(101)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For the six months ended June 30, 2011 and 2010, the Company had no impairment losses.

At June 30, 2011, the government enterprises portfolio was backed by securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”) and the Federal Farm Credit Bureau (“FFCB”). The Municipal portfolio consists of an investment grade taxable municipal bond due October, 2015. The Corporate portfolio includes investment grade medium term notes issued by financial services companies maturing between July 2011 and November 2018. We had one equity security of a financial institution that had been in a continuous loss position for twelve months or more through the quarter ended March 31, 2011, the fair value of that security increased in value $7,000 during the quarter ended June 30, 2011. We had one corporate note from a financial institution that has been in a continuous loss position for twelve months or more, the security is rated A2 with a fair value of $996,000 at June 30, 2011, which was a $3,000 improvement from its fair value from the previous quarter of 2011, and has a maturity date of February 2012. The decline in fair value is less than 1% of the amortized book value of the security. Management has reviewed this security and believes no impairment charge is required for this security at June 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 3 – Securities Available For Sale (Continued)

Contractual maturities of securities at June 30, 2011 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,001	$996
Due one to five years	1,502	1,546
Due five years to ten years	8,000	8,001
Due after ten years	2,998	2,997

	13,501	13,540

Equity	17	22
GSE mortgage-backed-residential	8,908	9,160

	$22,426	$22,722

Securities with a carrying value of $3.0 million and $8.0 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure securities sold under repurchase agreements at June 30, 2011 and securities sold under repurchase agreements and public deposits at December 31, 2010, as required or permitted by law.

There was no security sales during the quarter ended June 30, 2011. For the six months ended June 30, 2011, the Company had gross proceeds from security sales of $5.8 million and generated gains from the sales of $317,000. There was no security sales during the six months ended June 30, 2010.

Note 4 – Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	June 30, 2011	December 31, 2010
One-to-four-family residential	$96,999	$98,179
Multi-family residential	14,976	15,135
Commercial, construction and land	15,776	16,828
Consumer loans	5,787	5,738
Participations and loans purchased	6,009	6,106

Total loans, gross	139,547	141,986
Undisbursed portion of loans (LIP)	(839)	(1,091)
Net deferred loan origination fees	(207)	(192)

Total loans, net of LIP and deferred fees	138,501	140,703
Allowance for loan losses	(5,823)	(5,144)

Total loans, net	$132,678	$135,559

During the quarter, the Bank continued to participate in the Federal Home Loan Bank’s MPFXtra program with the sale of one performing one-to-four-family residential loan totaling $281,200, generating a $3,000 gain on the sale. Under this program all loans are sold with recourse, therefore the Federal Home Loan Bank has the right to return the loan to the Bank if underwriting guidelines do not meet their standards. Management intends to continue with this program to the extent that future loan originations meet the guidelines for the program. For the six months ended June 30, 2011 the Bank has generated $5,000 in gains on the sales of loans under this program. No loans were sold during the six months ended June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

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

Multi-family and commercial real estate loans are originated with rates that generally adjust after an initial period ranging from three to seven years. Adjustable rate multi-family residential and commercial real estate loans are generally fixed rate with terms of three to five years after which they adjust annually to an index tied to the one year treasury rates plus an acceptable margin. These loans are typically amortized for up to 30 years with a prepayment penalty. The maximum loan to value ratio for multi-family and commercial real estate loans is generally 75% on purchases and refinancings. We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us. We require our multi-family and commercial real estate loan borrowers to submit annual financial statements and rent rolls for the subject property. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

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

Our consumer loans are risk priced based on credit score and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a second mortgage on residential property. Fixed rate terms are available up to 120 months, and our equity line of credit is generally a prime rate based loan. Maximum loan to value ratios are dependent on credit worthiness and may be originated at up to 80% of collateral value.

Concentrations of Credit. The Bank’s lending activity primarily occurs within the geographic areas which we serve through our branch network, generally described as south and southwest Chicago, Illinois and the western suburbs of Chicago. Our loan portfolio mix includes 69.5% in one-to-four family mortgages, 10.7% in multifamily residential mortgages, 11.3% in commercial real estate mortgages, construction loans and land loans, 4.2% in direct consumer loans, and 4.3% in participations and loans purchased which are split close to equally between one-to-four family and commercial real estate as of June 30, 2011.

Outstanding commitments to borrowers for loans as of June 30, 2011 and December 31, 2010 totaled $1.4 million and $1.7 million, respectively. Unfunded commitments under lines of credit as of June 30, 2011 and December 31, 2010 totaled $2.3 million and $2.0 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

Senior management performs a quarterly review of the classification of all of the Bank’s assets. When we classify problem assets as either substandard or doubtful, we may consider the loans to be impaired and establish a specific allowance in an amount we deem prudent and approved by senior management or the Audit Committee or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which can order the establishment of additional loss allowances.

Early indicator loan grades are used by the Bank to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than every three months. At June 30, 2011 and December 31, 2010 the Bank had no loans classified as doubtful or loss.

The following tables present a summary of loans, net of LIP and deferred fees, by class and risk category at June 30, 2011 and December 31, 2010.

June 30, 2011
	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Grade:
Pass	$88,814	$12,750	$12,543	$5,308	$5,447	$124,862
Special mention	—	—	944	444	—	1,388
Substandard	8,057	2,180	1,430	22	562	12,251

Total	$96,871	$14,930	$14,917	$5,774	$6,009	$138,501

December 31, 2010
	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Grade:
Pass	$90,084	$12,234	$14,018	$4,968	$5,501	$126,805
Special mention	—	675	147	770	—	1,592
Substandard	7,950	2,195	1,556	—	605	12,306

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. The following tables present a summary of the loan portfolio, net of LIP and deferred fees, by class and credit quality at June 30, 2011 and December 31, 2010.

June 30, 2011
	One-to-Four Family	Multi-Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Performing	$88,432	$12,750	$13,487	$5,732	$5,447	$125,848
Nonperforming	8,439	2,180	1,430	42	562	12,653

Total	$96,871	$14,930	$14,917	$5,774	$6,009	$138,501

December 31, 2010
	One-to-Four Family	Multi-Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total

Performing	$89,452	$12,909	$14,165	$5,738	$5,435	$127,699
Nonperforming	8,582	2,195	1,556	—	671	13,004

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

The following is a summary of information pertaining to nonaccrual loans, net of LIP and deferred fees:

	June 30, 2011	December 31, 2010
Nonperforming loans:
Nonaccrual loans	$12,073	$12,113
Nonaccrual troubled debt restructured loans	178	193

Total nonaccrual loans	12,251	12,306
Loans past due 90 days still on accrual	145	698
Substandard loans less than 90 days nonperforming	257	—

Total nonperforming loans	$12,653	$13,004

Performing troubled debt restructured loans	$2,197	1,413
Nonperforming troubled debt restructured loans	178	193

Total troubled debt restructured loans	$2,375	$1,606

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following table is a summary of nonaccrual loan balances, net of LIP and deferred fees, by class of loan at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

One-to-four family	$8,057	$7,950
Multi-family	2,180	2,195
Commercial, construction and land	1,430	1,556
Consumer	22	—
Participations and loans purchased	562	605

Total nonaccrual loans	12,251	12,306
Loans past due 90 days still on accrual	145	698
Substandard loans less than 90 days nonperforming	257	—

Total nonperforming loans	$12,653	$13,004

The following tables summarize the aging of loans, net of LIP and deferred fees, by class at June 30, 2011 and December 31, 2010.

June 30, 2011
Loans Past Due
	30-59 Days	60-89 Days(1)	90 Days and Greater(2)	Total	Current	Total Loans

Real estate:
One-to-four family	$1,658	$1,001	$8,478	$11,137	$85,734	$96,871
Multi-family	428	—	2,019	2,447	12,483	14,930
Commercial, construction and land	—	—	1,431	1,431	13,486	14,917

Total real estate	2,086	1,001	11,928	15,015	111,703	126,718

Consumer	—	65	22	87	5,687	5,774
Participations and loans purchased	170	107	611	888	5,121	6,009

Total	$2,256	$1,173	$12,561	$15,990	$122,511	$138,501

(1)	Loans of $257,000 are performing under a payment plan classified as substandard because they do not have enough payment history to remove them from the nonperforming classification and are included in the 60-89 day aging category.
(2)	Includes one loan of $145,000 that is 90 days past due and still accruing interest. There were no loans over 90 days past due and still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by class of loan, net of LIP and deferred fees, as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance

Loans with no related allowance:
One-to-four family	$1,721	$1,721	$—
Multi-family	1,108	1,108	—
Commercial, construction and land	1,018	1,018	—
Consumer	18	18	—

Total	$3,865	$3,865	$—

Loans with an allowance:
One-to-four family	$8,656	$8,656	$2,862
Multi-family	910	910	160
Commercial, construction and land	673	673	301
Consumer	24	24	24
Participations and purchased loans	562	562	13

Total	$10,825	$10,825	$3,360

Total impaired loans:
One-to-four family	$10,377	$10,377	$2,862
Multi-family	2,018	2,018	160
Commercial, construction and land	1,691	1,691	301
Consumer	42	42	24
Participations and purchased loans	562	562	13

Total	$14,690	$14,690	$3,360

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

	December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance

Loans with no related allowance:
One-to-four family	$1,250	$1,250	$—
Multi-family	913	913	—
Commercial, construction and land	760	760	—

Total	$2,923	$2,923	$—

Loans with an allowance:
One-to-four family	$8,279	$8,279	$2,518
Multi-family	1,285	1,285	263
Commercial, construction and land	733	733	392
Participations and purchased loans	605	605	13

Total	$10,902	$10,902	$3,186

Total impaired loans:
One-to-four family	$9,529	$9,529	$2,518
Multi-family	2,198	2,198	263
Commercial, construction and land	1,493	1,493	392
Participations and purchased loans	605	605	13

Total	$13,825	$13,825	$3,186

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.

The following table is a summary of interest recognized and cash-basis interest income on impaired loans:

	Three Months Ended June 30, 2011						Three Months Ended June 30, 2010 Total
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total

Average of impaired loans during the period	$11,024	$2,022	$1,495	$39	$587	$15,167	$10,424

Interest income during the impairment	71	16	11	1	—	99	52

Cash basis interest earned	71	16	11	1	—	99	52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

	Six Months Ended June 30, 2011						Six Months Ended June 30, 2010 Total
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total

Average of impaired loans during the period	$10,664	$2,066	$1,494	$27	$603	$14,854	$11,144

Interest income during the impairment	132	28	13	1	—	174	106

Cash basis interest earned	132	28	13	1	—	174	106

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

A summary of activity in the allowance for loan losses follows:

	Three Months Ended June 30, 2011						Three Months Ended June 30, 2010 Total
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total

Beginning balance	$4,576	$310	$628	$73	$136	$5,723	$3,135
Provision for loan losses	802	5	7	14	(14)	814	869
Recoveries	—	—	—	—	6	6	2
Loans charged off	(719)	—	—	—	(1)	(720)	(158)

Ending balance	$4,659	$315	$635	$87	$127	$5,823	$3,848

	Six Months Ended June 30, 2011						Six Months Ended June 30, 2010 Total
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total

Beginning balance	$3,839	$410	$720	$52	$123	$5,144	$2,851
Provision for loan losses	1,539	10	18	35	19	1,621	1,313
Recoveries	—	—	—	—	9	9	2
Loans charged off	(719)	(105)	(103)	—	(24)	(951)	(318)

Ending balance	$4,659	$315	$635	$87	$127	$5,823	$3,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following tables present a summary of our allowance for loan losses and loan portfolio, net of LIP and deferred fees, by loan class and impairment method at June 30, 2011 and December 31, 2010.

June 30, 2011
	One-to-four Family	Multi-family	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,862	$160	$301	$24	$13	$3,360
Collectively evaluated for impairment	1,797	155	334	63	114	2,463

Total ending allowance balance	$4,659	$315	$635	$87	$127	$5,823

Loans:
Individually evaluated for impairment	$10,377	$2,018	$1,691	$42	$562	$14,690
Collectively evaluated for impairment	86,494	12,912	13,226	5,732	5,447	123,811

Total ending allowance balance	$96,871	$14,930	$14,917	$5,774	$6,009	$138,501

December 31, 2010
	One-to-four Family	Multi-family	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,518	$263	$392	$—	$13	$3,186
Collectively evaluated for impairment	1,321	147	328	52	110	1,958

Total ending allowance balance	$3,839	$410	$720	$52	$123	$5,144

Loans:
Individually evaluated for impairment	$9,529	$2,198	$1,493	$—	$605	$13,825
Collectively evaluated for impairment	88,513	12,907	14,232	5,725	5,501	126,878

Total ending allowance balance	$98,042	$15,105	$15,725	$5,725	$6,106	$140,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 5 – Income Taxes

Realization of deferred tax assets is dependent upon generating sufficient future taxable income to utilize the deferred tax assets, and for net operating losses or other tax credits, prior to their expiration. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded since the first quarter of 2009. In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the Company’s ability to carry-back losses to prior years and other tax planning strategies that, if needed, would enable the Company to realize deferred tax assets associated with capital loss carryforwards. Negative evidence includes the cumulative losses in the current year and the immediately preceding three fiscal years, the generally declining economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

During the six months ended June 30, 2011, the Company continued to recognize a full valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

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

As of June 30, 2011 and December 31, 2010, there were 93,820 shares and 79,320 shares, respectively, available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan. The table below is a summary of the status of all stock options under the 2003 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	73,237	$11.83

Granted	—	—
Exercised	—	—
Expired/forfeitures	10,500	6.77

Vested and expected to vest at December 31, 2011	62,737	$12.68	5.2	$—

Options exercisable at June 30, 2011	35,537	$19.32	2.8	$—

As of June 30, 2011 and December 31, 2010, there was $41,600 and $70,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 6 – Employee Benefit Plans (Continued)

Restricted Stock Awards

The Company granted 5,000 shares of its common stock on April 21, 2009. The grant price was $5.68. Under the terms of the agreement, 20% of the restricted shares were to vest each year. The fair value of the stock award at the grant date was $28,000. Only 1,000 shares vested and the remaining 4,000 shares were forfeited due to the resignation of the director who was granted the stock awards.

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

Assets measured at fair value on a recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities

June 30, 2011
Government sponsored enterprises	$10,989	$—	$10,989	$—
Corporate	2,005	—	2,005	—
Municipal	546	—	546	—
Equity	22	—	22	—
GSE mortgage-backed residential	9,160	—	9,160	—

	$22,722	$—	$22,722	$—

December 31, 2010
Government sponsored enterprises	$11,936	$—	$11,936	$—
Corporate	5,073	—	5,073	—
Municipal	533	—	533	—
Equity	4,747	4,730	17	—
GSE mortgage-backed residential	7,742	—	7,742	—

	$30,031	$4,730	$25,301	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

June 30, 2011
Impaired loans, net
One-to-four Family	$5,794	$—	$—	$5,794
Multi-family	750	—	—	750
Commercial, construction and land	372	—	—	372
Participations and purchased loans	549	—	—	549

	$7,465	$—	$—	$7,465

Real estate owned
One-to-four Family	$1,295	$—	$—	$1,295
Multi-family	922	—	—	922
Commercial, construction and land	44	—	—	44

	$2,261	$—	$—	$2,261

December 31, 2010
Impaired loans, net:
One-to-four Family	$5,761	$—	$—	$5,761
Multi-family	1,022	—	—	1,022
Commercial, construction and land	341	—	—	341
Participation and purchased loans	592	—	—	592

	$7,716	$—	$—	$7,716

Real estate owned
One-to-four Family	$1,120	$—	$—	$1,120
Multi-family	652	—	—	652
Commercial, construction and land	22	—	—	22

	$1,794	$—	$—	$1,794

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $10.8 million, with an allowance for loan losses of $3.4 million at June 30, 2011, compared to $10.9 million with an allowance for loan losses of $3.2 million at December 31, 2010. Changes in specific allowance allocations on impaired loans carried at fair value during the three month periods ended June 30, 2011 and June 30, 2010 resulted in a decrease in the provision of $210,000 and an increase of $99,000, respectively. For the six month periods ended June 30, 2011 and June 30, 2010 specific allowance allocations resulted in an additional provision of $174,000 and $677,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $2.3 million as of June 30, 2011. Impairment charges of $14,000 and $42,000 were included in earnings for the three and six months ended June 30, 2011. Impairment charges of $27,000 were included in earnings for the three and six months ended June 30, 2010.

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$25,484	$25,484	$19,018	$19,018
Loans receivable, net*	132,678	134,451	135,559	137,379
FHLB stock	5,423	NA	5,423	NA
Accrued interest receivable	738	738	761	761

Financial liabilities
Deposits with no fixed maturity dates	$(60,135)	$(60,135)	$(58,042)	$(58,042)
Deposits with fixed maturity dates	(87,027)	(88,798)	(90,755)	(92,323)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(1,905)	(1,905)	(1,932)	(1,932)
FHLB advances	(39,800)	(43,598)	(39,800)	(43,277)
Accrued interest payable	(118)	(118)	(151)	(151)

*	Includes impaired loans

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

The MOU requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the MOU could result in the initiation of a formal enforcement action by the Federal Reserve Board (“FRB”), as successor as of July 21, 2011, to the powers and responsibilities of the OTS. The MOU will remain in effect until terminated, modified, or suspended in writing by the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(table amounts in thousands of dollars, except share data)

Note 8 – Regulatory Agreements (Continued)

On January 24, 2011, the Bank entered into a Stipulation and Consent to Issuance of an Order to Cease and Desist (“Order”) with the OTS. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the Office of the Comptroller of the Currency (“OCC”), as successor as of July 21, 2011, to the powers and responsibilities of the OTS. Other material provisions of the Order require the Bank to:

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

The Order requires that a number of the above items be completed over various time frames. Failure to meet these time deadlines or comply with the Order could result in the initiation of further enforcement actions by the OCC. The Order will remain in effect until terminated, modified, or suspended in writing by the OCC.

Note 9 – Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive income and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$(1,013)	$(1,075)	$(1,803)	$(1,730)
Other comprehensive income:
Change in fair value of securities available for sale, net of income taxes	161	179	(226)	458

Total comprehensive income (loss)	$(852)	$(896)	$(2,029)	$(1,272)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, an inactive entity, and the Bank’s subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, at June 30, 2011 to its financial condition at December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 to the same period in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at June 30, 2011 decreased $3.5 million, or 1.7%, to $208.3 million from $211.8 million at December 31, 2010. The primary reasons for the change from December 31, 2010 were decreases of $7.3 million and $2.9 million in securities available for sale and loans receivable, net, respectively, offset by an increase of $6.5 million in total cash and cash equivalents during the six months ended June 30, 2011.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased $7.3 million to $22.7 million, or 24.3%, at June 30,2011 from $30.0 million at December 31, 2010 primarily as a result of security sales with a carrying value of $5.5 million, which included the sale of the Company’s interest in an ultra short mortgage mutual fund with a fair value of $4.5 million, debt security maturities and calls of $5.6 million and a $226,000 decrease in the market value of existing investments, partially offset by $4.0 million in securities purchases. Excess liquidity generated from the securities portfolio was invested in interest-bearing deposits with other financial institutions.

Loans receivable, net decreased $2.9 million, or 2.1% to $132.7 million at June 30, 2011 from $135.6 million at December 31, 2010. During the period, loan originations and advances were $6.2 million, which were offset by $7.2 million of loan repayments and payoffs, a net increase in allowance for loan losses of $679,000, loan sales of $507,000 and transfers to real estate owned of $915,000.

The allowance for loan losses was $5.8 million at June 30, 2011 compared to $5.1 million at December 31, 2010, while nonperforming loans were $12.5 million and $13.0 million for the comparable periods. The establishment of the allowance for loan losses is determined based on general factors such as the economy, charge off history, geographic loan concentrations, underwriting, the turnover in the Bank’s management and staff and specific reserves required due to anticipated losses on certain loans. During the first six months of 2011, the factor for historical charge offs was increased due to the effect of the rolling average charge off experience of the Company over the last twenty-four months. The other general factors remained the same compared to December 31, 2010. The portion of the allowance that pertains to these general factors at June 30, 2011 was $2.5 million or 2.00% of total loans, excluding those designated as specific, with the remaining $3.3 million pertaining to specific loans, which represents 22.87% of the impaired loans. Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $14.7 million, with an allowance for loan losses of $3.3 million at June 30, 2011, compared to $13.8 million with an allowance for loan losses of $3.2 million at December 31, 2010. Changes in specific allowance allocations during the three months ended June 30, 2011 on impaired loans carried at fair value resulted in a decrease in the provision of $210,000. For the six months ended June 30, 2011, specific allowance allocations resulted in an additional provision of $174,000.

The Company believes that the increase in the allowance for loan losses is consistent with the performance of the loan portfolio during the three and six months ended June 30, 2011 and the related credit risks inherent in the portfolio. Approximately 66.70% of the Company’s nonperforming loans are one-to-four family loans. Approximately 19.54% of the nonperforming one-to-four family loans were related to rental investment properties owned by investment companies controlled by two individuals. Multi-family loans represent 17.23% of nonperforming loans, commercial, construction and land loans comprise 11.30% of nonperforming loans, consumer loans represent approximately 0.33% of nonperforming loans and participations and loans purchased represent approximately 4.44% of the nonperforming loans at June 30, 2011. Total nonperforming loans as a percentage of total loans, net of LIP and deferred fees, were 9.14% at June 30, 2011 compared to 8.75% at December 31, 2010.

Real estate owned (“REO”) increased $467,000 to $2.3 million at June 30, 2011 from $1.8 million at December 31, 2010 predominately due to $915,000 of one-to-four family loans transferred into REO, with REO sales during the six month period of $431,000. The values of the properties in the Company’s REO inventory were written-down $43,000 as a result of a decline in property values during the first six months of 2011. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value, less cost to sell, as of June 30, 2011.

The following table sets forth information regarding nonaccrual loans, net of LIP and deferred fees, and other real estate owned at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	June 30, 2011	December 31, 2010
Nonaccrual loans
One-to-four family	$8,057	$7,950
Multi-family	2,180	2,195
Commercial, construction and land	1,430	1,556
Consumer	22	—
Participations and loans purchased	562	605

Total nonaccrual loans	12,251	12,306
Loans past due 90 days still on accrual	145	698
Substandard loans less than 90 days nonperforming	257	—

Total nonperforming loans	12,653	13,004
Real estate owned	2,261	1,794

Total nonperforming assets	$14,914	$14,798

The following table sets forth the amount of the Company’s allowance for loan losses by class, the percent of allowance for loan losses by class to total allowance, and the percent of gross loans by class to total gross loans in each of the categories listed at the dates indicated.

	June 30, 2011			December 31, 2010
	Amount	Percentage of Allowance to Total Allowance	Percentage of Net Loans to Total Net Loans(1)	Amount	Percentage of Allowance to Total Allowance	Percentage of Net Loans to Total Net Loans(1)
One-to-four Family	$4,659	80.01%	69.94%	$3,839	74.63%	69.68%
Multi-family	315	5.41	10.78	410	7.97	10.74
Commercial, construction and land	635	10.91	10.77	720	14.00	11.17
Consumer	87	1.49	4.17	52	1.01	4.07
Participation and loans purchased	127	2.18	4.34	123	2.39	4.34

Total allowance for loan losses	$5,823	100.00%	100.00%	$5,144	100.00%	100.00%

(1)	Net loans are net of LIP and deferred fees before allowance for loan losses.

Total liabilities at June 30, 2011 were $192.3 million, a decrease of $1.5 million, or 0.8%, from $193.8 million at December 31, 2010. The change was due primarily to a $1.6 million, or 1.1%, decrease in deposits to $147.2 million at June 30, 2011 from $148.8 million at December 31, 2010. Deposits decreased as the Company continued to follow its interest rate risk strategy of allowing higher rate deposits to mature.

Stockholders’ equity decreased $2.0 million, or 11.2%, to $16.0 million at June 30, 2011 from $18.0 million at December 31, 2010. The decrease was primarily attributable to the net loss for the six months ended June 30, 2011 of $1.8 million and a decrease of $226,000 in accumulated other comprehensive income due to gains realized on security sales during the six month period and a decrease in the market value of investments included in securities available for sale.

Results of Operations

The net loss for the quarter ended June 30, 2011 was $1.0 million, or $0.85 per diluted share, an improvement of $62,000 from the net loss of $1.1 million, or $0.90 per diluted share, for the same quarter in 2010. The change was due to a decrease in net interest income of $44,000, offset by a decrease in the provision for loan loss of $55,000, an increase in non-interest income of $26,000 and a decrease in non-interest expense of $25,000. For the six months ended June 30, 2011 the net loss was $1.8 million, or $1.51 per diluted share compared to a net loss of $1.7 million, or $1.46 per diluted share for the six months ended June 30, 2010.

Net interest income for the quarter ended June 30, 2011 remained relatively unchanged at $1.4 million from the same quarter in 2010. The average yield on interest-earning assets decreased 33 basis points to 4.66% for the quarter ended June 30, 2011 compared to 4.99% for the same quarter in 2010, while average interest-earning assets decreased $4.3 million during the same time period. The average yield decreased partially as a result of the net increase in foregone interest on nonaccrual loans of approximately $152,000 during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 34 basis points to 1.70% compared to 2.04% for the quarters ended June 30, 2011 and 2010, respectively. Average interest-bearing liabilities decreased $1.1 million during the second quarter of 2011 compared to the second quarter of 2010. The interest rate spread increased one (1) basis point to 2.96% for the quarter ended June 30, 2011 compared to the second quarter in 2010 while the net interest margin decreased to 2.98% compared to 3.01% for the same period. The minor increase in the interest rate spread and decrease in margin were primarily due to the decrease in average interest-earning assets, the reallocation of interest-earning assets between asset categories and the decreases in the yield on those assets during the quarter ended June 30, 2011 compared to the same quarter in 2010.

Net interest income for the six months ended June 30, 2011 decreased $150,000 to $2.7 million from $2.9 million for the same period in 2010. The average yield on interest-earning assets decreased 45 basis points to 4.63% for the six months ended June 30, 2011 compared to 5.08% for the six months ended June 30, 2010, while average interest-earning assets decreased $3.4 million during the same time period. The average yield decreased partially as a result of the net increase in foregone interest on nonaccrual loans of approximately $306,000 during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 39 basis points to 1.71% compared to 2.10% for the six months ended June 30, 2011 and 2010, respectively. Average interest-bearing liabilities decreased $294,000 during the first six months of 2011 compared to the same period of 2010. The interest rate spread decreased seven (7) basis points to 2.91% for the six months ended June 30, 2011 from the comparable period in 2010 while the net interest margin decreased to 2.94% compared to 3.04% for the same period.

Management establishes provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the classes of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, an $814,000 provision for loan loss was established for the quarter ended June 30, 2011 compared to $869,000 for the same quarter in 2010. For the six months ended June 30, 2011 and 2010 the provision for loan losses was $1.6 million and $1.3 million, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2011 is maintained at a level that represents management’s best estimate of incurred losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased $26,000 to $180,000 for the quarter ended June 30, 2011 compared to $154,000 for the quarter ended June 30, 2010. The increase was primarily due to a $25,000 gain on the sales of $406,000 of REO during the second quarter of 2011, a $5,000 loss was incurred on the sale of REO during the same quarter in 2010. For the six months ended June 30, 2011, noninterest income increased $352,000 to $643,000 from $291,000 for the same period in 2010. The increase in noninterest income was the result of $317,000 of gains recognized on the sales of securities that took place during the first quarter of 2011 with no security sales occurring during the first six months of 2010. These securities were sold to recognize into income the significant unrealized gains that were carried as other comprehensive gains on the balance sheet.

Noninterest expense decreased $25,000 during the quarter ended June 30, 2011 and remained at $1.8 million for the three month periods ended June 30, 2011 and 2010, respectively. Compensation and benefits decreased $132,000 during the quarter from the same quarter in 2010 due to the reduction in staffing levels and the decrease in payroll costs during the quarter. Other operating expenses decreased $109,000 during the quarter as a result of the Bank continuing to seek ways to lower controllable costs. These decreases were offset by a $166,000 increase in professional fees the result of additional expenses incurred to address the issues involving the C&D Order and a $76,000 increase in REO related expenses created with the increase in the REO properties the Bank now has in its possession. For the six months ended June 30, 2011 noninterest expense decreased $33,000 from the comparable period in 2010.

There was no federal income tax benefit recorded for the three or six months ended June 30, 2011 and 2010, respectively due to the deferred tax asset valuation allowance which was established in 2009.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $(51) and $669,000 for the six months ended June 30, 2011 and 2010, respectively. Net cash from investing activities consisted primarily of disbursements for the purchase of securities, offset by proceeds from the sale of securities, principal collections on loans, and proceeds from maturing securities, and repayments on mortgage-backed securities. Net cash provided by investing activities were $8.2 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts. The net cash used in financing activities was $(1.7) million and $(3.3) million for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, the Bank exceeded all of the minimum regulatory capital adequacy requirements with a Tier 1 (core) capital level of $15.4 million, or 7.39% of adjusted total assets and total risk-based capital of $16.8 million, or 14.61% of risk-weighted assets. At December 31, 2010, the Bank exceeded all of the minimum regulatory capital adequacy requirements with a Tier 1 (core) capital level of $16.9 million, or 8% of adjusted total assets and total risk-based capital of $18.5 million, or 15.1% of risk-weighted assets.

At June 30, 2011, the Bank had outstanding commitments to originate mortgage loans of $1.4 million, commitments under unused lines of credit of $2.3 million and undisbursed portions of construction loans of $801,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2011 totaled $47.8 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. An institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2011 the latest date for which information is available, the Bank’s sensitivity measure resulting from a 200 basis point increase in interest rates was (14) % and would result in a $3.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2011, the latest date for which information is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$16,901	$(6,649)	(28)%	8.19%	(251	)bp
+ 200 bp	20,167	(3,383)	(14)	9.52	(117	)bp
+ 100 bp	22,580	(970)	(4)	10.43	(26	)bp
0 bp	23,550	—	—	10.69	—
– 100 bp	23,442	(108)	—	10.53	(16	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

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

Management is in the process of completing the computation of NPV as of June 30, 2011, but estimates that the results would not be materially different than those presented above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below.

Concerns regarding the recent downgrade of the U.S. government’s credit rating could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. On August 8, 2011 Standard & Poor’s also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, the FFCB and FHLB’s, from AAA to AA+. While U.S. lawmakers reached an agreement to raise the federal debt ceiling on August 2, 2011, the downgrade, according to Standard & Poor’s, reflects its view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. It may also negatively affect the value and liquidity of the government securities we hold in our investment portfolio.

At June 30, 2011, the GSE portfolio was backed by securities issued by FHLMC, FNMA, FHLB and FFCB. The Bank owns $5.4 million of FHLB stock, which is also a primary source of our borrowing capacity. It is uncertain as to what, if any, impact the downgrade will have on these securities as sources of liquidity and funding. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans we make and, as a result, could adversely affect our borrowers’ ability to repay their loans and, accordingly, affect our credit quality. Because of the unprecedented nature of the negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on markets and our business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. government’s credit rating in the future, or if the United States defaults on any of its obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased during the quarter ended June 30, 2011 under the program. A total of 43,682 shares remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

Effective August 15, 2011, Paul J. Lopez, formerly the Senior Vice President and Chief Lending Officer of the Bank, is no longer employed by the Bank or the Company.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer) (attached as an exhibit and incorporated herein by reference).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer) (attached as an exhibit and incorporated herein by reference).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference).

101.1	The following financial statements from the Park Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to consolidated financial statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of those Sections. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: August 15, 2011	/S/ DAVID A. REMIJAS
David A. Remijas
Chairman and Chief Executive Officer

Date: August 15, 2011	/S/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer