Form 10-Q
period 2011-09-30
PARK BANCORP INC
filed 2011-11-21
CIK 1013554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011, the Registrant had outstanding 1,193,174 shares of common stock.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,671	$2,683
Federal funds sold	1,667	9,708
Interest-bearing deposits with other financial institutions	24,767	6,627

Total cash and cash equivalents	29,105	19,018

Securities available for sale	16,400	30,031
Loans receivable, net of allowance of $5,974 and $5,144	128,920	135,559
Federal Home Loan Bank stock, at cost	5,423	5,423
Premises and equipment, net	8,697	9,018
Accrued interest receivable	691	761
Bank-owned life insurance	8,831	8,596
Real estate owned	3,096	1,794
Other assets	1,629	1,589

Total assets	$202,792	$211,789

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$7,327	$6,525
Interest bearing deposits	137,828	142,272

Total deposits	145,155	148,797

Securities sold under repurchase agreements	2,600	2,600
Advances from borrowers for taxes and insurance	2,592	1,932
Federal Home Loan Bank advances	35,800	39,800
Accrued interest payable	131	151
Other liabilities	1,785	486

Total liabilities	188,063	193,766

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,914,028 shares issued; 1,193,174 shares outstanding at September 30, 2011 and December 31, 2010	29	29
Additional paid-in capital	32,114	32,095
Retained earnings	13,347	16,473
Treasury stock, at cost, 1,720,854 shares held at September 30, 2011 and December 31, 2010	(31,025)	(31,025)
Accumulated other comprehensive income	264	451

Total stockholders’ equity	14,729	18,023

Total liabilities and stockholders’ equity	$202,792	$211,789

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans receivable	$1,943	$2,076	$5,906	$6,284
Securities	132	251	463	852
Interest-bearing deposits with other financial institutions	12	4	26	9

Total	2,087	2,331	6,395	7,145

Interest expense
Deposits	388	496	1,209	1,619
Federal Home Loan Bank advances and other borrowings	357	399	1,108	1,197

Total	745	895	2,317	2,816

Net interest income	1,342	1,436	4,078	4,329

Provision for loan losses	1,018	273	2,639	1,586

Net interest income after provision for loan losses	324	1,163	1,439	2,743

Noninterest income
Gain on the sale of securities available for sale	—	—	317	—
Gain on the sale of loans	12	6	17	8
Gain (loss) on the sale of real estate owned	—	—	25	(5)
Service fee income	64	67	171	186
Earnings on bank-owned life insurance	79	78	235	234
Other operating income	10	10	43	29

Total noninterest income	165	161	808	452

Noninterest expense
Compensation and benefits	696	810	2,131	2,478
Occupancy and equipment expense	226	234	676	761
Professional fees	175	97	610	270
Real estate owned impairment and expenses	304	465	575	664
Federal deposit insurance expenses	36	88	227	264
Other operating expenses	375	355	1,154	1,213

Total noninterest expense	1,812	2,049	5,373	5,650

Loss before income taxes	(1,323)	(725)	(3,126)	(2.455)
Income tax benefit	—	—	—	—

Net (loss)	$(1,323)	$(725)	$(3,126)	$(2,455)

Basic (loss) per share	$(1.11)	$(.61)	$(2.62)	$(2.06)
Diluted (loss) per share	$(1.11)	$(.61)	$(2.62)	$(2.06)

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(3,126)	$(2,455)
Adjustments to reconcile net loss to net cash from operating activities
Net premium (accretion) amortization on securities	(9)	1
Gain on sales of securities available for sale	(317)	—
Gain on sales of loans	(17)	(8)
Write-down of real estate owned property	210	277
(Gain) loss on sale or real estate owned	(25)	5
Earnings on bank-owned life insurance, net	(235)	(234)
Provision for loan losses	2,639	1,586
Depreciation	330	358
Stock based compensation	19	52
ESOP compensation expense	—	35
Net change in:
Accrued interest receivable	70	180
Accrued interest payable	(20)	(24)
Other assets	(40)	1,347
Other liabilities	1,299	264

Net cash from operating activities	778	1,384

Cash Flows From Investing Activities
Net change in loans	1,165	1,089
Proceeds from sales of loans	824	504
Proceeds from sales of securities available for sale	5,794	—
Purchase of securities available for sale	(7,899)	(12,996)
Maturities and calls of securities available for sale	15,875	18,790
Purchase of premises and equipment	(9)	(27)
Proceeds from the sale of real estate owned	541	419

Net cash from investing activities	16,291	7,779

Cash Flows From Financing Activities
Net change in deposits	(3,642)	(3,080)
Net change in advances from borrowers for taxes and insurance	660	458
Federal Home Loan Bank advances	—	3,000
Repayments of Federal Home Loan Bank advances	(4,000)	(2,006)

Net cash from financing activities	(6,982)	(1,628)

Net change in cash and cash equivalents	10,087	7,535
Cash and cash equivalents at beginning of period	19,018	11,975

Cash and cash equivalents at end of period	$29,105	$19,510

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,337	$2,840
Non-cash activity
Loans transferred to real estate owned	2,028	1,323

Supplemental noncash disclosure:
Security purchased, not funded until settlement date in October, 2011	(1,000)	—

See accompanying notes to consolidated financial statements.

PARK BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2011 and 2010

(In thousands of dollars, except share data)

(Unaudited)

2010	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2010	$29	$32,097	$21,828	$(31,043)	$(99)	$136	$22,948
Net loss	—	—	(2,455)	—	—	—	(2,455)
Change in fair value of securities available for sale, net of income taxes	—	—	—	—	—	550	550

Total comprehensive (loss)							(1,905)
Stock based compensation	—	52	—	—	—	—	52
Transfer 1,000 treasury shares for vested RRP shares	—	(18)	—	18	—	—	—
ESOP shares earned	—	(39)	—	—	74	—	35

Balance at September 30, 2010	$29	$32,092	$19,373	$(31,025)	$(25)	$686	$21,130

2011	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2011	$29	$32,095	$16,473	$(31,025)	$451	$18,023
Net loss	—	—	(3,126)	—	—	(3,126)
Change in fair value of securities available for sale, net of income taxes		—	—	—	(187)	(187)

Total comprehensive (loss)						(3,313)
Stock based compensation	—	19	—	—	—	19

Balance at September 30, 2011	$29	$32,114	$13,347	$(31,025)	$264	$14,729

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Park Bancorp, Inc. (“the Company”, “we” or “us”) and its wholly owned subsidiaries, Park Federal Savings Bank (“the Bank”) and PBI Development Corporation (“PBI”), an inactive entity, and the Bank’s subsidiaries, GPS Corporation which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. In preparing the unaudited financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of securities, recognition of deferred tax assets and the valuation of real estate owned acquired in connection with foreclosures or in satisfaction of loans.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation. All financial information in the following tables is in thousands of dollars, except shares and per share data.

Newly Effective Accounting Standards

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will be presented—the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 and became effective for periods ending on or after June 15, 2011. The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010. The provisions of this update expanded the Company’s current disclosures with respect to credit quality in addition to the allowance for loan losses.

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after September 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of the provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation (Continued)

Newly Issued But Not Yet Effective Accounting Standards

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders’ Equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

Note 2 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three and nine month periods ended September 30, 2011 and 2010. Due to the Company’s net loss in 2011 and 2010, all stock options were considered anti-dilutive and thus were excluded from the computation of diluted loss per share.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Basic loss per share
Net loss as reported	$(1,323)	$(3,126)	$(725)	$(2,455)
Weighted average common shares outstanding	1,193,174	1,193,174	1,192,255	1,190,057

Basic loss per share	$(1.11)	$(2.62)	$(.61)	$(2.06)

Diluted loss per share
Net loss as reported	$(1,323)	$(3,126)	$(725)	$(2,455)
Weighted average common shares outstanding	1,193,174	1,193,174	1,192,255	1,190,057
Dilutive effect of stock options	—	—	—	—

Average common shares and dilutive potential common shares	1,193,174	1,193,174	1,192,255	1,190,057

Diluted loss per share	$(1.11)	$(2.62)	$(.61)	$(2.06)

Note 3 – Securities Available For Sale

Securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Government sponsored enterprises	$2,000	$2	$—	$2,002
Municipal	1,302	51	(12)	1,341
Corporate	2,995	—	(86)	2,909
Equity	17	8	—	25
GSE mortgage-backed-residential	9,751	385	(13)	10,123

	$16,065	$446	$(111)	$16,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

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

Securities with unrealized losses at September 30, 2011 and December 31, 2010 by length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011
Municipal	$789	$(12)	$—	$—	$789	$(12)
Corporate	1,915	(81)	995	(5)	2,910	(86)
GSE mortgage-backed-residential	1,163	(13)	—	—	1,163	(13)

Total temporarily impaired	$3,867	$(106)	$995	$(5)	$4,862	$(111)

December 31, 2010
Government sponsored enterprises	$8,917	$(87)	$—	$—	$8,917	$(87)
Corporate	—	—	993	(8)	993	(8)
GSE mortgage-backed-residential	982	(6)	—	—	982	(6)

Total temporarily impaired	$9,899	$(93)	$993	$(8)	$10,892	$(101)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that any security in its securities available for sale portfolio on which there is an unrealized loss is impaired on an other-than-temporary basis. The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For the nine months ended September 30, 2011 and 2010, the Company had no impairment losses.

At September 30, 2011, the government enterprises portfolio was backed by securities issued by the Federal National Mortgage Association (“FNMA”). The Municipal portfolio consists of investment grade taxable municipal bonds due October, 2015 and December, 2024. The Corporate portfolio includes investment grade medium term notes issued by financial services companies maturing between February, 2012 and November 2018. We had one corporate note from a financial institution that has been in a continuous loss position for twelve months or more, the security is rated A2 with a fair value of $995,000 at September 30, 2011 compared to a fair value of $996,000 from the previous quarter of 2011, and has a maturity date of February 2012. The decline in fair value is less than 1% of the amortized book value of the security. Management has reviewed this security and believes no impairment charge is required for this security at September 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 3 – Securities Available For Sale (Continued)

Contractual maturities of securities at September 30, 2011 are listed below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Due within one year	$1,000	$995
Due one to five years	502	552
Due five years to ten years	1,995	1,915
Due after ten years	2,800	2,790

	6,297	6,252
Equity	17	25
GSE mortgage-backed-residential	9,751	10,123

	$16,065	$16,400

Securities with a carrying value of $3.0 million and $8.0 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure securities sold under repurchase agreements at September 30, 2011 and securities sold under repurchase agreements and public deposits at December 31, 2010, as required or permitted by law.

There was no security sales during the quarter ended September 30, 2011. For the nine months ended September 30, 2011, the Company had gross proceeds from security sales of $5.8 million and generated gains from the sales of $317,000. There was no security sales during the nine months ended September 30, 2010.

Note 4 – Loans

The Company originates mortgage and installment loans to customers located primarily in Cook, DuPage and Will counties, Illinois. Substantially all loans are secured by specific items of collateral, primarily residential real estate and consumer assets.

Loans receivable are summarized as follows at the period end:

	September 30, 2011	December 31, 2010
One-to-four-family residential	$95,698	$98,179
Multi-family residential	14,325	15,135
Commercial, construction and land	15,645	16,828
Consumer loans	5,163	5,738
Participations and loans purchased	5,226	6,106

Total loans, gross	136,057	141,986
Undisbursed portion of loans (LIP)	(947)	(1,091)
Net deferred loan origination fees	(216)	(192)

Total loans, net of LIP and deferred fees	134,894	140,703
Allowance for loan losses	(5,974)	(5,144)

Total loans, net	$128,920	$135,559

During the quarter, the Bank continued to participate in the Federal Home Loan Bank’s MPFXtra program with the sale of two performing one-to-four-family residential loans totaling $300,000, generating a $12,000 gain on the sale. Under this program all loans are sold with recourse, therefore the Federal Home Loan Bank has the right to return the loan to the Bank if underwriting guidelines do not meet their standards. Based on the limited number of loans sold under this program, no liability has been established for the recourse portion of the loan sales as the amounts would be considered immaterial. Management intends to continue with this program to the extent that future loan originations meet the guidelines for the program. For the nine months ended September 30, 2011 the Bank has generated $17,000 in gains on the sales of loans under this program. Two loans totaling $504,000 were sold during the nine months ended September 30, 2010 and generated $8,000 in gains on sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

Loan Origination/Risk Management. Single family real estate loans are originated using secondary market underwriting guidelines. We originate both fixed rate and adjustable rate loans in our residential lending program. We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs. Pursuant to the Bank’s policies that prohibit such lending practices, we do not originate option ARM or subprime loans or loans with initial teaser rates.

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

Multi-family and commercial real estate loans are originated with rates that generally adjust after an initial period ranging from three to seven years. Adjustable rate multi-family residential and commercial real estate loans are generally fixed rate with terms of three to five years after which they adjust annually to an index tied to the one year treasury rates plus an acceptable margin. These loans are typically amortized for up to thirty years with a prepayment penalty. The maximum loan to value ratio for multi-family and commercial real estate loans is generally 75% on purchases and refinancings. We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us at origination, when a modification, extension or refinance of the loan is requested, when a loan is 180 days or more past due and annually thereafter until the Bank has possession of the property. We require our multi-family and commercial real estate loan borrowers to submit annual financial statements and rent rolls for the subject property. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties. We require financial statements for modifications and cross-collateralization of multiple loans by one borrower. In addition, if multiple borrowers are involved, personal guarantees are required before originating the loans.

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

Concentrations of Credit. The Bank’s lending activity primarily occurs within the geographic areas which we serve through our branch network, generally described as south and southwest Chicago, Illinois and the western suburbs of Chicago. Our loan portfolio mix includes 70.3% in one-to-four family mortgages, 10.5% in multifamily residential mortgages, 11.5% in commercial real estate mortgages, construction loans and land loans, 3.8% in direct consumer loans, and 3.9% in participations and loans purchased which are split close to equally between one-to-four family and commercial real estate as of September 30, 2011.

Outstanding commitments to borrowers for loans as of September 30, 2011 and December 31, 2010 totaled $671,000 and $1.7 million, respectively. Unfunded commitments under lines of credit as of September 30, 2011 and December 31, 2010 totaled $3.1 million and $2.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

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

Early indicator loan grades are used by the Bank to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than every three months. At September 30, 2011 and December 31, 2010 the Bank had no loans classified as doubtful or loss.

The following tables present a summary of loans, net of LIP and deferred fees, by class and risk category at September 30, 2011 and December 31, 2010.

	September 30, 2011
	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total
Grade:
Pass	$88,146	$12,049	$11,715	$4,978	$4,646	$121,534
Special mention	—	361	884	122	—	1,367
Substandard	7,313	1,848	2,209	43	580	11,993

Total	$95,459	$14,258	$14,808	$5,143	$5,226	$134,894

	December 31, 2010
	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total
Grade:
Pass	$90,084	$12,234	$14,018	$4,968	$5,501	$126,805
Special mention	—	675	147	770	—	1,592
Substandard	7,950	2,195	1,556	—	605	12,306

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. The following tables present a summary of the loan portfolio, net of LIP and deferred fees, by class and credit quality at September 30, 2011 and December 31, 2010.

	September 30, 2011
	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total
Performing	$87,906	$12,410	$12,101	$5,100	$4,646	$122,163
Nonperforming	7,553	1,848	2,707	43	580	12,731

Total	$95,459	$14,258	$14,808	$5,143	$5,226	$134,894

	December 31, 2010
	One-to-Four Family	Multi- Family	Commercial, Construction and Land	Consumer	Participations and Loans Purchased	Total
Performing	$89,452	$12,909	$14,165	$5,738	$5,435	$127,699
Nonperforming	8,582	2,195	1,556	—	671	13,004

Total	$98,034	$15,104	$15,721	$5,738	$6,106	$140,703

The following is a summary of information pertaining to nonaccrual loans, net of LIP and deferred fees:

	September 30, 2011	December 31, 2010
Nonperforming loans:
Nonaccrual loans	$11,002	$12,113
Nonaccrual troubled debt restructured loans	81	193

Total nonaccrual loans	11,083	12,306
Loans past due 90 days still on accrual	739	698
Substandard loans less than 90 days nonperforming	909	—

Total nonperforming loans	$12,731	$13,004

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s underwriting policy.

During the three and nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk or advance of principal.

Modifications involving a reduction of the stated interest rate of the loan were for interest rates ranging from 2.0% to 6.0% and periods ranging from 12 months to 120 months. Modifications involving an extension of the maturity date were for periods ranging from 12 months to 120 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

As a result of adopting the amended guidance in determining whether a restructuring is a troubled debt restructuring, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company did not identify any loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology.

The book balance of troubled debt restructurings at September 30, 2011 was $3,065,000, which included $81,000 of nonperforming loans and $2,984,000 of performing loans. The book balance of troubled debt restructurings at December 31, 2010 was $1,606,000, which included $193,000 of nonperforming loans and $1,413,000 of performing loans. Approximately $202,000 and $189,000 in specific reserves were established with respect to these loans as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Company has advanced $7,000 to a loan classified as a troubled debt restructuring. The Company had no additional amounts committed on any loan classified as a troubled debt restructuring as of December 31, 2010.

The following table presents loans by class modified as troubled debt restructurings during the three and nine months ended September 30, 2011:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
One-to-four family:
Term Modification	5	$512	$512	8	$1,008	$1,008
Rate Modification	—	—	—	1	193	193
Advancement of Principal	1	277	284	1	277	284

Commercial:
Term Modification	—	—	—	1	261	261

Total	6	$789	$796	11	$1,739	$1,746

The troubled debt restructurings described above did not increase the allowance for loan losses during the three months ended September 30, 2011, but did result in net charge-offs of $76,000.

The troubled debt restructurings described above increased the allowance for loan losses by $35,000 through the allocation of specific reserves, and resulted in net charge-offs of $76,000 during the nine month period ended September 30, 2011.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. For the three and nine month periods ended September 30, 2011, there were no loans modified as troubled debt restructurings for which there was a payment default within the 12 months following the modification.

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received on the date such payments were due. Loans are placed on non-accrual when they become greater than 90 days past due, as well as when required by regulatory provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following table is a summary of nonaccrual loan balances, net of LIP and deferred fees, by class of loan at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
One-to-four family	$6,882	$7,950
Multi-family	1,848	2,195
Commercial, construction and land	1,750	1,556
Consumer	23	—
Participations and loans purchased	580	605

Total nonaccrual loans	11,083	12,306
Loans past due 90 days still on accrual	739	698
Substandard loans less than 90 days nonperforming	909	—

Total nonperforming loans	$12,731	$13,004

The following tables summarize the aging of loans, net of LIP and deferred fees, by class at September 30, 2011 and December 31, 2010.

September 30, 2011

Loans Past Due

	30-59 Days	60-89 Days(1)	90 Days and Greater(2)	Total	Current(1)	Total Loans
Real estate:
One-to-four family	$1,215	$589	$7,122	$8,926	$86,533	$95,459
Multi-family	—	—	1,848	1,848	12,410	14,258
Commercial, construction and land	820	—	2,249	3,069	11,739	14,808

Total real estate	2,035	589	11,219	13,843	110,682	124,525

Consumer	—	—	23	23	5,120	5,143
Participations and loans purchased	115	61	580	756	4,470	5,226

Total	$2,150	$650	$11,822	$14,622	$120,272	$134,894

(1)	Loans performing under a payment plan are classified as substandard because they do not have enough payment history to remove them from the nonperforming classification: Three loans in the aggregate amount of $384,000 are included in the current aging category; one loan in the amount of $459,000 is included in the 30-59 day aging category and is classified as substandard and two loans in the amount of $66,000 are included in the 60-89 day aging category.
(2)	Includes three loans in the aggregate amount of $739,000 that are 90 days past due and still accruing interest. There were no loans over 90 days past due and still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

December 31, 2010

Loans Past Due

	30-59 Days	60-89 Days	90 Days and Greater(1)	Total	Current	Total Loans
Real estate:
One-to-four family	$2,062	$732	$8,582	$11,376	$86,658	$98,034
Multi-family	359	204	2,195	2,758	12,346	15,104
Commercial, construction and land	363	—	1,556	1,919	13,802	15,721

Total real estate	2,784	936	12,333	16,053	112,806	128,859

Consumer	109	20	—	129	5,609	5,738
Participations and loans purchased	14	84	671	769	5,337	6,106

Total	$2,907	$1,040	$13,004	$16,951	$123,752	$140,703

(1)	Includes $698,000 of loans that are 90 days past due and still accruing interest. There were no other loans over 90 days past due and still accruing interest.

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

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by class of loan, net of LIP and deferred fees, as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance
Loans with no related allowance:
One-to-four family	$3,092	$3,092	$—
Multi-family	523	523	—
Commercial, construction and land	577	577	—
Consumer	18	18	—

Total	$4,210	$4,210	$—

Loans with an allowance:
One-to-four family	$6,930	$6,930	$2,226
Multi-family	1,325	1,325	285
Commercial, construction and land	1,892	1,892	589
Consumer	28	28	28
Participations and purchased loans	580	580	13

Total	$10,755	$10,755	$3,141

Total impaired loans:
One-to-four family	$10,022	$10,022	$2,226
Multi-family	1,848	1,848	285
Commercial, construction and land	2,469	2,469	589
Consumer	46	46	28
Participations and purchased loans	580	580	13

Total	$14,965	$14,965	$3,141

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

	December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance
Loans with no related allowance:
One-to-four family	$1,250	$1,250	$—
Multi-family	913	913	—
Commercial, construction and land	760	760	—

Total	$2,923	$2,923	$—

Loans with an allowance:
One-to-four family	$8,279	$8,279	$2,518
Multi-family	1,285	1,285	263
Commercial, construction and land	733	733	392
Participations and purchased loans	605	605	13

Total	$10,902	$10,902	$3,186

Total impaired loans:
One-to-four family	$9,529	$9,529	$2,518
Multi-family	2,198	2,198	263
Commercial, construction and land	1,493	1,493	392
Participations and purchased loans	605	605	13

Total	$13,825	$13,825	$3,186

(1)	Based on the methods utilized by the Company related to impaired loans, the Recorded Investment and the Unpaid Principal Balance in the above table are the same.

The following table is a summary of interest recognized and cash-basis interest income on impaired loans:

	Three Months Ended September 30, 2011						Three Months Ended
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total	September 30, 2010
							Total
Average of impaired loans during the period	$10,377	$1,933	$2,015	$40	$591	$14,956	$10,729

Interest income during the impairment	74	13	14	1	—	102	121

Cash basis interest earned	74	13	14	1	—	102	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

	Nine Months Ended September 30, 2011						Nine Months Ended
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total	September 30,
							2010 Total
Average of impaired loans during the period	$10,568	$2,022	$1,668	$31	$599	$14,888	$9,871

Interest income during the impairment	250	38	51	2	—	341	227

Cash basis interest earned	250	38	51	2	—	341	227

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

A summary of activity in the allowance for loan losses follows:

	Three Months Ended September 30, 2011						Three Months Ended
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total	September 30, 2010 Total
Beginning balance	$4,659	$315	$635	$87	$127	$5,823	$3,848
Provision for loan losses	489	178	329	(1)	23	1,018	273
Recoveries	53	—	—	—	—	53	—
Loans charged off	(891)	—	—	—	(29)	(920)	(180)

Ending balance	$4,310	$493	$964	$86	$121	$5,974	$3,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 4 – Loans (Continued)

	Nine Months Ended September 30, 2011						Nine Months Ended
	One-to-four Family	Multifamily	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total	September 30, 2010 Total
Beginning balance	$3,839	$410	$720	$52	$123	$5,144	$2,851
Provision for loan losses	2,028	188	347	34	42	2,639	1,586
Recoveries	53	—	—	—	9	62	2
Loans charged off	(1,610)	(105)	(103)	—	(53)	(1,871)	(498)

Ending balance	$4,310	$493	$964	$86	$121	$5,974	$3,941

The following tables present a summary of our allowance for loan losses and loan portfolio, net of LIP and deferred fees, by loan class and impairment method at September 30, 2011 and December 31, 2010.

	September 30, 2011
	One-to-four Family	Multi-family	Commercial, Construction and Land	Consumer	Participation and Loans Purchased	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,226	$285	$589	$28	$13	$3,141
Collectively evaluated for impairment	2,084	208	375	58	108	2,833

Total ending allowance balance	$4,310	$493	$964	$86	$121	$5,974

Loans:
Individually evaluated for impairment	$10,022	$1,848	$2,469	$46	$580	$14,965
Collectively evaluated for impairment	85,437	12,410	12,339	5,097	4,646	119,929

Total ending allowance balance	$95,459	$14,258	$14,808	$5,143	$5,226	$134,894

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

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

Note 5 – Income Taxes

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

Realization of deferred tax assets is dependent upon generating sufficient future taxable income to utilize the deferred tax assets, and for net operating losses or other tax credits, prior to their expiration. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. Based on forecasted earnings and available tax strategies, a valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded since the first quarter of 2009. In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the Company’s ability to carry-back losses to prior years and other tax planning strategies that, if needed, would enable the Company to realize deferred tax assets associated with capital loss carryforwards. Negative evidence includes the cumulative losses in the current year and the immediately preceding three fiscal years, the generally declining economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

During the nine months ended September 30, 2011, the Company continued to recognize a full valuation allowance against net deferred taxes recognized from operating losses. On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 6 – Employee Benefit Plans

Employee Stock Ownership Plan

The Employee Stock Ownership Plan (ESOP) terminated at December 31, 2010. There were 167,264 allocated shares held by the ESOP at December 31, 2010.

Stock Option Plans

The Company adopted an Incentive Compensation Plan during 2003, which is in addition to the original stock option plan of 1997. Of the shares authorized for issuance under the plan, up to 40,000 shares may be issued with respect to awards of restricted stock and restricted units and up to 40,000 shares may be issued pursuant to stock options under which the exercise price was less than the fair value (but not less than 50% of the fair value) of a share of common stock on the date the award was granted. In addition, as required by Internal Revenue Code Section 162(m), the plan includes a limit of 50,000 shares of common stock as the maximum number of shares that may be subject to awards made to any one individual.

As of September 30, 2011 and December 31, 2010, there were 93,820 shares and 79,320 shares, respectively, available for future grants, of which up to 35,000 shares may be available for future restricted stock awards under the 2003 Plan. The table below is a summary of the status of all stock options under the 2003 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	73,237	$11.83

Granted	—	—
Exercised	—	—
Expired/forfeitures	10,500	6.77

Vested and expected to vest at December 31, 2011	62,737	$12.68	5.0	$—

Options exercisable at September 30, 2011	35,537	$19.32	2.6	$—

As of September 30, 2011 and December 31, 2010, there was $35,000 and $70,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the 2003 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

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

September 30, 2011

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

Assets measured at fair value on a recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities

September 30, 2011
Government sponsored enterprises	$2,002	$—	$2,002	$—
Corporate	2,909	—	2,909	—
Municipal	1,341	—	1,341	—
Equity	25	—	25	—
GSE mortgage-backed residential	10,123	—	10,123	—

	$16,400	$—	$16,400	$—

December 31, 2010
Government sponsored enterprises	$11,936	$—	$11,936	$—
Corporate	5,073	—	5,073	—
Municipal	533	—	533	—
Equity	4,747	4,730	17	—
GSE mortgage-backed residential	7,742	—	7,742	—

	$30,031	$4,730	$25,301	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

September 30, 2011
Impaired loans, net
One-to-four Family	$4,704	$—	$—	$4,704
Multi-family	1,040	—	—	1,040
Commercial, construction and land	1,303	—	—	1,303
Participations and purchased loans	567	—	—	567

	$7,614	$—	$—	$7,614

Real estate owned
One-to-four Family	$1,846	$—	$—	$1,846
Multi-family	922	—	—	922
Commercial, construction and land	328	—	—	328

	$3,096	$—	$—	$3,096

December 31, 2010
Impaired loans, net:
One-to-four Family	$5,761	$—	$—	$5,761
Multi-family	1,022	—	—	1,022
Commercial, construction and land	341	—	—	341
Participation and purchased loans	592	—	—	592

	$7,716	$—	$—	$7,716

Real estate owned
One-to-four Family	$1,120	$—	$—	$1,120
Multi-family	652	—	—	652
Commercial, construction and land	22	—	—	22

	$1,794	$—	$—	$1,794

Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $10.8 million, with an allowance for loan losses of $3.1 million at September 30, 2011, compared to $10.9 million with an allowance for loan losses of $3.2 million at December 31, 2010. Changes in specific allowance allocations on impaired loans carried at fair value during the three month periods ended September 30, 2011 and September 30, 2010 resulted in a decrease in the provision of $219,000 and $100,000, respectively. For the nine month periods ended September 30, 2011 and September 30, 2010 specific allowance allocations resulted in a decrease in the provision of $45,000 and an additional provision of $600,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 7 – Fair Value of Assets and Liabilities (Continued)

Real estate owned, which is carried at lower of cost or fair value, was written down to a fair value of $3.1 million as of September 30, 2011. Impairment charges of $168,000 and $210,000 were included in earnings for the three and nine months ended September 30, 2011 compared to $250,000 and $277,000 which were included in earnings for the same respective periods in 2010.

The carrying amount and estimated fair value of financial instruments, not previously presented, are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,105	$29,105	$19,018	$19,018
Loans receivable, net*	128,920	130,624	135,559	137,379
FHLB stock	5,423	N/A	5,423	N/A
Accrued interest receivable	691	691	761	761

Financial liabilities
Deposits with no fixed maturity dates	$(58,387)	$(58,387)	$(58,042)	$(58,042)
Deposits with fixed maturity dates	(86,768)	(88,789)	(90,755)	(92,323)
Securities sold under repurchase agreements	(2,600)	(2,600)	(2,600)	(2,600)
Advances from borrowers for taxes and insurance	(2,592)	(2,592)	(1,932)	(1,932)
FHLB advances	(35,800)	(40,287)	(39,800)	(43,277)
Accrued interest payable	(131)	(131)	(151)	(151)

*	Includes impaired loans

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

September 30, 2011

(table amounts in thousands of dollars, except share data)

Note 8 – Regulatory Agreements (Continued)

On January 24, 2011, the Bank entered into a Stipulation and Consent to Issuance of an Order to Cease and Desist (“Order”) with the OTS. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the Office of the Comptroller of the Currency (“OCC”), as successor as of July 21, 2011, to the powers and responsibilities of the OTS. Other material provisions of the Order require the Bank to:

•	Submit a revised Capital and Business Plan, which establishes minimum capital ratios and describes the Bank’s capital preservation and enhancement strategies;

•	Revise its policy with respect to the allowance for loan losses to include certain amounts established for specific valuation allowances in its historical loss experience;

•	Revise its internal asset review and classification program to reflect definitions of classified assets that conform to regulatory guidance;

•	Develop a plan for the resolution of all REO properties and any adversely classified loans in excess of $500,000;

•	Not extend additional credit to borrowers whose loan had been charged off or classified as “loss” and is uncollected;

•

Revise its Credit Concentration Program with respect to the maximum dollar amount of loans within the Bank’s loan portfolio stratification by one-to-four family, multi-family, construction and land, and commercial, including certain sub-categories of commercial loans;

•	Limit its quarterly growth of average assets to net interest credited on deposits;

•	Revise its lending and collection policies and practices to include a policy of cross-collateralization to secure commercial real estate loans;

•	Enhance its written funds management and liquidity policy to establish limits on investment in callable agency securities in the Bank’s investment securities portfolio;

•	Obtain an independent study of management and the personnel structure of the Bank; and

•	Prepare and submit progress reports to the OCC.

On February 11, 2011 the Bank was advised by the OTS that the Supervisory Agreement entered into on February 26, 2007 between the Bank and the OTS was terminated upon the issuance of the Order on January 24, 2011.

To date, the Bank has implemented numerous improvements that address the requirements of the Order such as: (1) revising the allowance for loan and lease losses policy to conform to regulatory guidance, (2) updating the loan policy to reflect the asset review and classification designations in the OTS regulations as well as new limits on concentrations and requirements regarding cross-collateralization, and (3) developing a written plan for the management and disposition of all REO properties and any adversely classified loans in excess of $500,000. The Bank has also restricted extensions of credit to any borrower who has a loan that has been classified or charged-off, reviewed and revised its liquidity policy to establish limits on the use of convertible funding sources, such as putable FHLB advances, and its investment policy to specifically reflect its policy relating to investments in unrated securities, revised its loan policy to include a new policy related to non-homogenous lending, and conducted a management review led by the independent directors.

As a result of the management review required by the Order, the Company and the Bank implemented several changes to the Board of Directors and management of the Company and the Bank, all effective on October 1, 2011. The Company’s Board of Directors appointed Paul Shukis to serve as Chairman of the Board of the Company replacing David A. Remijas. David A. Remijas was appointed as President and continues to serve as a director and Chief Executive Officer of the Company. Also, Victor E. Caputo, Treasurer and Chief Financial Officer of the Company and the Bank since November 2008, was appointed to the Board of Directors of the Company. Finally, Richard J. Remijas, Jr. was appointed as Executive Vice President and continues as Chief Operating Officer of the Company.

With regard to the director and management changes at the Bank, Mr. Caputo was appointed to the Board of Directors and was named Chairman and Chief Executive Officer of the Bank replacing David A. Remijas who became Executive Vice President and Chief Lending Officer of the Bank and remains as a director. Mr. Caputo remains as Chief Financial Officer of the Bank until his successor is hired.

Finally, in accordance with the Order, the Bank is currently finalizing a revised Capital and Business Plan to submit to the OCC for review and approval. With the exception of the requirement to develop and implement a Capital and Business Plan that meets the approval of the OCC, management believes that the Bank has fully complied in all material respects with the Order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

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

Note 9 – Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive income and total comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net (loss)	$(1,323)	$(725)	$(3,126)	$(2,455)
Other comprehensive income:
Change in fair value of securities available for sale, net of income taxes	39	92	(187)	550

Total comprehensive income (loss)	$(1,284)	$(633)	$(3,313)	$(1,905)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following discussion compares the financial condition of Park Bancorp, Inc. (“Company”) and its wholly owned subsidiaries, Park Federal Savings Bank (“Bank”) and PBI Development Corporation, an inactive entity, and the Bank’s subsidiaries, GPS Corporation, which conducts limited insurance activities, and GPS Development Corporation (“GPS”) which conducts real estate development activities, at September 30, 2011 to its financial condition at December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011 to the same period in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

During the quarter ended September 30, 2011, several factors affected the financial performance and condition of the Company and its business. Unemployment in the City of Chicago generally averaged 10.0% during the third quarter of 2011, which approximates the Bank’s market area. The Bank’s primary market area is characterized by a heavy industrial presence and its customers are typically blue collar individuals employed in this manufacturing environment. The area consists of mature homes with little to no new development. The economy has performed poorly over the last few years in the Chicago metropolitan area with factory shutdowns and related layoffs creating the unemployment trends previously discussed. With unemployment high, many customers struggled to pay their mortgages on a timely basis, and, as a result, the Bank’s nonperforming assets have steadily increased over the past two years. As foreclosures increased there was a corresponding increase in the Bank’s charge-offs and other real estate owned. The historically low interest rate environment lowered the Bank’s cost of funds during the quarter; however, we believe customers are not refinancing or applying for new mortgages in an attempt to strengthen their individual balance sheets over concerns that the continuing weak economy could result in further job losses. In addition, the Bank’s growth is currently limited due to the restrictions imposed on it by the Cease and Desist Order.

Our Company’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, checking accounts, time certificates of deposit and FHLB advances. Net interest income for the quarter ended September 30, 2011 was $1.3 million compared to $1.4 million for the same period in 2010. Net interest income for the nine months ended September 30, 2011 and 2010 was $4.1 million and $4.3 million, respectively. The Company’s results of operation are also affected by its provisions for loan losses, noninterest income and noninterest expense. The provision for loan losses amounted to $1.0 million and $2.6 million for the three and nine months ended September 30, 2011 compared to $273,000 and $1.6 million for the comparable periods in 2010. The significant increase in the provision for loan losses, which is a result of the decline in our credit quality, has negatively impacted the Company’s results of operations since 2009. Noninterest income currently consists primarily of service charge income, earnings on bank-owned life insurance, gains and losses on the sales of securities, loans and REO and miscellaneous other income. Noninterest income was $165,000 for the quarter ended September 30, 2011 compared to $161,000 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011 and 2010 noninterest income was $808,000 and $452,000, respectively. Noninterest expense currently consists primarily of salaries and employee benefits, real estate or investment securities impairment charges, occupancy, data processing, professional fees, and other operating expenses. Noninterest expense was $1.8 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, noninterest expense was $5.4 million and $5.7 million, respectively.

The Bank’s assets were $202.8 million at September 30, 2011, which is a $9.0 million decrease from $211.8 million at December 31, 2010. The lack of growth during the nine months of 2011 was primarily the result of the Cease and Desist Order that limits the Bank from growing by more than the Bank’s quarterly average cost of funds and the lack of loan demand during 2011. The Bank’s net interest margin for the three and nine months ended September 30, 2011 was 2.99% and 2.96%, respectively, compared to 3.03% and 3.04% for the same periods in 2010.

Financial Condition

Total assets at September 30, 2011 decreased $9.0 million, or 4.3%, to $202.8 million from $211.8 million at December 31, 2010. The primary reasons for the change from December 31, 2010 were decreases of $13.6 million and $6.7 million in securities available for sale and loans receivable, net, respectively, offset by an increase of $10.1 million in total cash and cash equivalents during the nine months ended September 30, 2011.

The securities portfolio is primarily government sponsored enterprise debt securities and residential mortgage-backed securities issued by government sponsored enterprises. The total portfolio decreased $13.6 million to $16.4 million, or 45.4%, at September 30, 2011 from $30.0 million at December 31, 2010 primarily as a result of debt security maturities and calls of $15.9 million, security sales with a carrying value of $5.5 million, which included the sale of the Company’s interest in an ultra short mortgage mutual fund with a fair value of $4.5 million, and a $187,000 decrease in the fair value of existing investments, partially offset by $7.9 million in securities purchases. Excess liquidity generated from the securities portfolio was invested in interest-bearing deposits with other financial institutions.

Loans receivable, net decreased $6.7 million, or 4.9% to $128.9 million at September 30, 2011 from $135.6 million at December 31, 2010. During the period, loan originations and advances were $10.6 million, which were offset by $13.7 million of loan repayments and payoffs, a net increase in allowance for loan losses of $830,000, loan sales of $807,000 and transfers to real estate owned of $2.0 million. The loan portfolio decreased during the nine months ended September 30, 2011 as a result of decreased loan demand, increased foreclosure and charge-off activity and the growth restrictions placed on the Bank by the Cease and Desist Order.

The allowance for loan losses was $ 6.0 million at September 30, 2011 compared to $5.1 million at December 31, 2010, while nonperforming loans were $12.7 million and $13.0 million for the comparable periods. The establishment of the allowance for loan losses is determined based on general factors such as the economy, charge off history, geographic loan concentrations, underwriting, the turnover in the Bank’s management and staff and specific reserves required due to anticipated losses on certain loans. During the first nine months of 2011, the factor for historical charge offs was increased due to the effect of the rolling average charge off experience of the Company over the last twenty-four months. The other general factors remained the same compared to December 31, 2010. The portion of the allowance that pertains to these general factors at September 30, 2011 was $2.9 million or 2.3% of total loans, excluding those designated as specific, with the remaining $3.1 million pertaining to specific loans, which represents 21.0% of the impaired loans. Impaired loans, which are measured primarily for impairment using the fair market value of collateral or the present value of future cash flows, were $15.0 million, with an allowance for loan losses of $3.1 million at September 30, 2011, compared to $13.8 million with an allowance for loan losses of $3.2 million at December 31, 2010. Changes in specific allowance allocations during the three and nine months ended September 30, 2011 on impaired loans carried at fair value resulted in a decrease in the provision of $219,000 and $45,000, respectively.

The Company believes that the increase in the allowance for loan losses is consistent with the performance of the loan portfolio during the three and nine months ended September 30, 2011 and the related credit risks inherent in the portfolio. Approximately 59.33% of the Company’s nonperforming loans are one-to-four family loans. Multi-family loans represent 14.52% of nonperforming loans, commercial, construction and land loans comprise 21.26% of nonperforming loans, consumer loans represent approximately 0.34% of nonperforming loans and participations and loans purchased represent approximately 4.55% of the nonperforming loans at September 30, 2011. Total nonperforming loans as a percentage of total loans, net of LIP and deferred fees, were 9.44% at September 30, 2011 compared to 9.24% at December 31, 2010.

Real estate owned (“REO”) increased $1.3 million to $3.1 million at September 30, 2011 from $1.8 million at December 31, 2010 predominately due to $1.7 million of one-to-four family loans transferred into REO, with proceeds from REO sales during the nine month period of $541,000, generating a gain on the sales of $25,000. The values of the properties in the Company’s REO inventory were written-down $211,000 as a result of a decline in property values during the first nine months of 2011. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value, less cost to sell, as of September 30, 2011.

The following table sets forth information regarding nonaccrual loans, net of LIP and deferred fees, and other real estate owned at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

	September 30, 2011	December 31, 2010
Nonaccrual loans:
One-to-four family	$6,882	$7,950
Multi-family	1,848	2,195
Commercial, construction and land	1,750	1,556
Consumer	23	—
Participations and loans purchased	580	605

Total nonaccrual loans	11,083	12,306
Loans past due 90 days still on accrual	739	698
Substandard loans less than 90 days nonperforming	909	—

Total nonperforming loans	12,731	13,004
Real estate owned	3,096	1,794

Total nonperforming assets	$15,827	$14,798

The following table sets forth the amount of the Company’s allowance for loan losses by class, the percent of allowance for loan losses by class to total allowance, and the percent of gross loans by class to total gross loans in each of the categories listed at the dates indicated.

	September 30, 2011			December 31, 2010
	Amount	Percentage of Allowance to Total Allowance	Percentage of Net Loans to Total Net Loans(1)	Amount	Percentage of Allowance to Total Allowance	Percentage of Net Loans to Total Net Loans(1)
One-to-four Family	$4,310	72.14%	70.77%	$3,839	74.63%	69.68%
Multi-family	493	8.25	10.57	410	7.97	10.74
Commercial, construction and land	964	16.14	10.98	720	14.00	11.17
Consumer	86	1.44	3.81	52	1.01	4.07
Participation and loans purchased	121	2.03	3.87	123	2.39	4.34

Total allowance for loan losses	$5,974	100.00%	100.00%	$5,144	100.00%	100.00%

(1)	Net loans are net of LIP and deferred fees before allowance for loan losses.

Total liabilities at September 30, 2011 were $188.1 million, a decrease of $5.7 million, or 2.9%, from $193.8 million at December 31, 2010. The change was due primarily to a $3.6 million, or 2.4%, decrease in deposits to $145.2 million at September 30, 2011 from $148.8 million at December 31, 2010. Deposits decreased as the Company continued to follow its interest rate risk strategy of allowing higher rate deposits to mature.

Stockholders’ equity decreased $3.3 million, or 18.3%, to $14.7 million at September 30, 2011 from $18.0 million at December 31, 2010. The decrease was primarily attributable to the net loss for the nine months ended September 30, 2011 of $3.1 million and a decrease of $187,000 in accumulated other comprehensive income due to gains realized on security sales during the nine month period and a decrease in the market value of investments included in securities available for sale.

Results of Operations

The net loss for the quarter ended September 30, 2011 was $1.3 million, or $1.11 per diluted share, an increase in net loss of $598,000 from the net loss of $725,000, or $0.61 per diluted share, for the same quarter in 2010. The change was due to a decrease in net interest income of $94,000 and an increase in the provision for loan loss of $745,000, offset by an increase in non-interest income of $4,000 and a decrease in non-interest expense of $237,000. For the nine months ended September 30, 2011 the net loss was $3.1 million, or $2.62 per diluted share compared to a net loss of $2.5 million, or $2.06 per diluted share for the nine months ended September 30, 2010.

Net interest income for the quarter ended September 30, 2011 decreased $94,000, or 6.5%, to $1.3 million from the same quarter in 2010. The average yield on interest-earning assets decreased 27 basis points to 4.65% for the quarter ended September 30, 2011 compared to 4.92% for the same quarter in 2010, while average interest-earning assets decreased $10.1 million from September 30, 2010 to September 30, 2011. The average yield decreased partially as a result of the net increase in foregone interest on nonaccrual loans of approximately $146,000 during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield of adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 26 basis points to 1.68% compared to 1.94% for the quarters ended September 30, 2011 and 2010, respectively. Average interest-bearing liabilities decreased $6.8 million during the third quarter of 2011 compared to the third quarter of 2010. The interest rate spread decreased one basis point to 2.97% for the quarter ended September 30, 2011 compared to the third quarter in 2010 while the net interest margin decreased 4 basis points to 2.99% compared to 3.03% for the same period. The minor decreases in the interest rate spread and interest margin were primarily due to the decrease in average interest-earning assets, the reallocation of interest-earning assets between asset categories and the decreases in the yield on those assets during the quarter ended September 30, 2011 compared to the same quarter in 2010.

Net interest income for the nine months ended September 30, 2011 decreased $251,000, or 5.8%, to $4.1 million from the same period in 2010. The average yield on interest-earning assets decreased 38 basis points to 4.64% for the nine months ended September 30, 2011 compared to 5.02% for the nine months ended September 30, 2010, while average interest-earning assets decreased $5.9 million during the same time period. The average yield decreased partially as a result of the net increase in foregone interest on nonaccrual loans of approximately $452,000 during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Also, the average yield on interest-earning assets decreased due to the decline in the average yield on adjustable rate investments and lower reinvestment rates in the securities available for sale portfolio. The average cost of interest-bearing liabilities decreased 34 basis points to 1.70% compared to 2.04% for the nine months ended September 30, 2011 and 2010, respectively. Average interest-bearing liabilities decreased $2.7 million during the first nine months of 2011 compared to the same period of 2010 due to the pay down of FHLB advances during the period from the Bank’s excess liquidity. The interest rate spread decreased 5 basis points to 2.93% for the nine months ended September 30, 2011 from the comparable period in 2010 while the net interest margin decreased 8 basis points to 2.96% compared to 3.04% for the same period.

Management establishes provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the classes of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on management’s estimates, a $1.0 million provision for loan loss was established for the quarter ended September 30, 2011 primarily as a result of the continued weakness in the economy of the Chicago metropolitan area and the declining market values of underlying collateral, compared to $273,000 for the same quarter in 2010. For the nine months ended September 30, 2011 and 2010, the provision for loan losses was $2.6 million and $1.6 million, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2011 is maintained at a level that represents management’s best estimate of incurred losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income increased $4,000 to $165,000 for the quarter ended September 30, 2011 compared to $161,000 for the quarter ended September 30, 2010. The increase was primarily due to a $12,000 gain on the sale of loans during the third quarter of 2011 compared to a gain of $6,000 for the comparable quarter in 2010. For the nine months ended September 30, 2011, noninterest income increased $356,000 to $808,000 from $452,000 for the same period in 2010. The increase in noninterest income was primarily the result of $317,000 of gains recognized on the sales of securities that took place during the first nine months of 2011 with no security sales occurring during the first nine months of 2010. These securities were sold to recognize into income the significant unrealized gains that were carried as other comprehensive gains on the balance sheet. In addition, gains on the sale of REO for the nine months ended September 30, 2011 was $25,000 compared to a loss of $5,000 for the same period in 2010 due to the volume of REO sales during the period.

Noninterest expense decreased $237,000 during the quarter ended September 30, 2011 to $1.8 million from $2.0 million for the three month period ended September 30, 2010. Compensation and benefits decreased $114,000 during the quarter from the same quarter in 2010 due to the reduction in staffing levels and the decrease in payroll costs during the quarter. REO impairment and expenses decreased $161,000 during the quarter from the third quarter of 2010 due to lower impairment charges during the period. These decreases were offset by a $78,000 increase in professional fees the result of additional expenses incurred to address the issues involving the C&D Order. For the nine months ended September 30, 2011 noninterest expense decreased $277,000 from the comparable period in 2010.

There was no federal income tax benefit recorded for the three or nine months ended September 30, 2011 and 2010, respectively due to the deferred tax asset valuation allowance which was established in 2009.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $778,000 and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash from investing activities consisted primarily of disbursements for the purchase of securities, offset by proceeds from the sale of securities, principal collections on loans, and proceeds from maturing securities, and repayments on mortgage-backed securities. Net cash provided by investing activities were $16.3 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash from financing activities consisted primarily of the activity in deposit accounts. The net cash used in financing activities was $(7.0) million and $(1.6) million for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, the Bank exceeded all of the minimum regulatory capital adequacy requirements with a Tier 1 (core) capital level of $14.1 million, or 6.99% of adjusted total assets and total risk-based capital of $15.6 million, or 13.58% of risk-weighted assets. At December 31, 2010, the Bank exceeded all of the minimum regulatory capital adequacy requirements with a Tier 1 (core) capital level of $16.9 million, or 8% of adjusted total assets and total risk-based capital of $18.5 million, or 15.1% of risk-weighted assets.

As required under the Cease and Desist Order, the Bank is currently evaluating its risk profile as a part of developing a Capital and Business Plan to address the poor operating performance of the Bank over the past several years and the increasing levels of its problem assets. As part of this Plan, the Bank is evaluating several options regarding the improvement of its capital position over the next several years. Some potential options include raising capital from private investors, merging with other financial institutions or a potential sale of the Bank.

At September 30, 2011, the Bank had outstanding commitments to originate mortgage loans of $671,000, commitments under unused lines of credit of $3.1 million and undisbursed portions of construction loans of $780,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2011 totaled $48.3 million. Management expects that a substantial portion of the maturing certificate accounts will be renewed at the Bank. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. An institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of September 30, 2011, the Bank’s sensitivity measure resulting from a 200 basis point increase in interest rates was 6 % and would result in a $1.1 million increase in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a positive impact on the Bank’s operating results. The NPV Ratio sensitivity measure is below the threshold at which the Bank could be required to hold additional risk-based capital.

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

The following table shows the NPV and projected change in the NPV of the Bank at September 30, 2011, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points and a decline of 100 basis points. Due to the current economic conditions and level of interest rates, a 200 and 300 basis point decline would not apply.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$19,298	$115	1%	9.31%	38	bp
+ 200 bp	20,314	1,131	6	9.64	72	bp
+ 100 bp	20,319	1,136	6	9.53	61	bp
0 bp	19,183	—	—	8.92	—
– 100 bp	17,674	(1,509)	(8)	8.19	(73	)bp
– 200 bp	N/A	N/A	N/A	N/A	N/A
– 300 bp	N/A	N/A	N/A	N/A	N/A

The Bank and the Company do not maintain any securities for trading purposes. The Bank and the Company do not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank and the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operation.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2010, and Item 1A to Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The Company’s Board of Directors approved the repurchase by the Company of up to 50,000 shares of its common stock pursuant to a repurchase program that was publicly announced on July 31, 2008. No shares were repurchased during the quarter ended September 30, 2011 under the program. A total of 43,682 shares remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer) (attached as an exhibit and incorporated herein by reference).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer) (attached as an exhibit and incorporated herein by reference).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Financial Officer (attached as an exhibit and incorporated herein by reference).

101.1	The following financial statements from the Park Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to consolidated financial statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of those Sections. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK BANCORP, INC.

Date: November 21, 2011	/s/ DAVID A. REMIJAS
David A. Remijas
President and Chief Executive Officer

Date: November 21, 2011	/s/ VICTOR E. CAPUTO
Victor E. Caputo
Treasurer and Chief Financial Officer